Form 10-Q
period 1996-03-31
ATEC GROUP INC
filed 1996-05-14
CIK 893970

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 0-22710
- - --------------------------------------------------------------------------------
ATEC Group, Inc.
- - --------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                                 13-3673965
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

1952 Jericho Turnpike, East Northport, New York  11752
- - --------------------------------------------------------------------------------
(Address of principal executive offices)       (zip code)

- - --------------------------------------------------------------------------------
Registrant's telephone number, including area code:  (516) 462-2832

- - --------------------------------------------------------------------------------
(Former name,  former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

As of the close of business on March 31, 1996 there were 11,083,591 shares of the Registrant's Common Stock outstanding.

                                ATEC Group, Inc.

TABLE OF CONTENTS
- - -----------------

PART I Financial Information
                                                                         Page

  Item 1 -          Financial Statements                                 1-5

  Item 2 -          Notes to Condensed Financial Statements              6-10

  Item 3 -          Managements Discussion & Analysis
                    of Financial Condition and Results
                    of Operations                                        11-12

PART II 0ther Information Required in Report


  Item 6 -          Other Information                                    13

  Signature Page                                                         14

                       ATEC GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                               UNAUDITED           AUDITED
                                            March 31, 1996      June 30, 1995
                                            --------------      -------------

ASSETS

Current Assets
   Cash                                        $1,159,430           $441,462
   Accounts receivable, net                     3,551,284          3,129,688
   Inventories                                  1,884,553          1,438,126
   Current portion of note receivable-officer      ---                16,218
   Due from officers and related parties           ---                65,791
   Deferred taxes                                  15,213             15,213
   Other current assets                           581,807            310,336
                                                  -------            -------
      Total current assets                      7,192,287          5,416,834
                                                ---------          ---------

Property and equipment,net                        384,124            340,493

Goodwill, net                                   2,000,045           2,108,096

Note receivable - officer                          ---                 94,691

Other assets                                       91,982              96,493
                                                   ------              ------

                                                $9,668,438         $8,056,607
                                                ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Revolving inventory line of credit             $2,411,192        $1,668,371
   Accounts payable                                  706,009         1,597,144
   Accrued expenses                                  923,807           390,077
   Deferred sales tax obligation                     502,052           502,052
   Due to related parties                             ---               25,000
   Other current liabilities                           1,318           206,754
                                                      -----            -------
     Total current liabilities                     4,544,378         4,389,398

Notes payable - officers                             397,244           396,246
                                                     -------           -------
     Total liabilities                             4,941,622         4,785,644

Stockholders' equity
   Preferred stocks                               11,003,496         3,338,193
   Common stock                                      141,138           128,321
   Additional paid-in capital                      4,085,300         2,736,566
   Discount on preferred stock                    (9,046,100)       (1,167,000)
   Retained earnings (deficit)                    (1,457,018)       (1,765,117)
                                                  ----------        ----------
     Total stockholders' equity                    4,726,816         3,270,963
                                                   ---------         ---------
                                                  $9,668,438        $8,056,607
                                                  ==========        ==========

                       ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          NINE MONTHS ENDED MARCH 31,

                                                  1996                1995
                                                  ====                ====

Net cash provided by (used in) operating          ($353,012)          ($681,851)
activities

Cash flows from investing activities:

     Purchase of property and equipment             (99,460)            (76,466)

     Additional acquisition costs                      ---             (280,821)
                                                  ----------           ---------
Net cash (used in) provided by investing activities (99,460)           (357,287)
                                                  ----------           ---------

Cash flows from financing activities:

     Notes payable officers                             998                ---

     Sales of common stock (private placement)    1,074,751                ---

     Shares issued to noteholders                      ---              415,500

     Notes receivable - officer                      94,691                ---

     Long term borrowings                              ---              278,064

     Short term borrowings                             ---              414,544
                                                 ----------             -------

Net cash (used in) provided by financing          1,170,440           1,108,108
activities                                       ----------           ---------

Net increase in cash                                717,968            (111,030)

Cash and cash equivalents - Beginning of period     441,462             254,403
                                                    -------             -------
Cash and cash equivalents - End of period         1,159,430            $143,373
                                                  =========            ========

                       ATEC GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,

                                                  1996                1995
                                                  ====                ====

Net Sales                                     16,671,644         $7,539,345

Cost of sales                                 15,522,129          6,499,725
                                              ----------          ---------
Gross profits                                  1,149,515          1,039,620
                                              ----------          ---------

Operating expenses
   Selling and administrative                  1,080,923            733,188
   Amortization of goodwill-computer business     36,017              ---
                                              ----------          ---------
     Total operating expenses                  1,116,940            733,188
                                              ----------          ---------

Income from operations                            32,575            306,432
                                              ----------          ---------

Other income (expense)
   Charge-off of goodwill relating to
      acquisition of Hillside                     ---              (447,340)
   Miscellaneous income                           ---                (7,059)
   Interest income                                 2,413              8,567
   Interest expense                              (23,420)           (44,743)
                                              -----------          ---------
     Total other (expense) income                (21,007)          (490,575)
                                              -----------          ---------

Income (loss) before provision for income taxes   11,568           (184,143)

Provision for income taxes                         5,083            141,827
                                              -----------          ---------
Net income (loss)                                 $6,485          ($325,970)
                                              ==========          ==========
Net earnings (loss) per share:
   Primary                                        $0.00               ($0.10)
                                              ==========          ==========
   Fully Diluted                                  $0.00               ($0.10)
                                              ==========          ==========
   Weighted average number of share-primary    9,600,675           3,184,240
                                              ==========          ==========
   Weighted average number of share-fully     12,810,505           3,184,240
     diluted                                  ==========          ==========

                       ATEC GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          NINE MONTHS ENDED MARCH 31,

                                                  1996                1995
                                                  ====                ====

Net Sales                                    $45,196,268        $17,498,148

Cost of sales                                 41,585,007         15,064,451
                                              ----------          ---------
Gross profits                                  3,611,261          2,433,697
                                              ----------          ---------

Operating expenses
   Selling and administrative                  2,965,989          1,671,567
   Amortization of goodwill-computer business    108,051              ---
                                              ----------          ---------
     Total operating expenses                  3,074,040          1,671,567
                                              ----------          ---------

Income from operations                           537,221            762,130
                                              ----------          ---------

Other income (expense)
   Charge-off of goodwill relating to
      acquisition of Hillside                     ---            (1,255,840)
   Miscellaneous income                           12,199             52,941
   Interest income                                 6,745             17,208
   Interest expense                              (42,666)           (47,509)
                                              -----------          ---------
     Total other (expense) income                (23,722)        (1,233,200)
                                              -----------          ---------

Income (loss) before provision for income taxes  513,499           (471,070)

Provision for income taxes                       205,400            314,862
                                              -----------          ---------
Net income (loss)                               $308,099          ($785,932)
                                              ==========          ==========
Net earnings (loss) per share:
   Primary                                        $0.03               ($0.25)
                                              ==========          ==========
   Fully Diluted                                  $0.02               ($0.25)
                                              ==========          ==========
   Weighted average number of share-primary    8,868,008           3,184,240
                                              ==========          ==========
   Weighted average number of share-fully     12,513,922           3,184,240
     diluted                                  ==========          ==========

                                ATEC GROUP, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1996


                                             Common                Value                     Series                 Value
                                             Shares                Common                  Preferred              Preferred
                                             Issued                Stock                     Issued                 Stock
                                             ---------            ---------                ----------           -----------
Balance at June 30, 1995                     8,022,349            $128,321                  608,736             $3,338,193

Shares issued for conversion of
  Preferred Series F and G                     344,119               3,441                  (66,801)              (334,000)

Shares issued for services                      20,004                 200                    ---                  ---

Shares issued for conversion of
  Preferred Series B                         1,119,897              11,199                1,193,033              5,999,303

Shares issued for conversion of
  Preferred Series I                         (400,000)              (4,000)                 390,000              2,000,000

Shares issued for satisfaction of debts       116,281                  116                    ---                  ---

Shares issued in a private placement        1,860,941                1,861                    ---                  ---

Net Income for the Nine Months Ended
  March 31, 1996                                ---                  ---                      ---                  ---

Balance at March 31, 1996                    11,083,591           $141,138                2,124,968            $11,003,496
                                             ==========           ========                =========            ===========


                                             Additional          Discount on              Retained               Total
                                              Paid-In             Preferred               Earnings            Stockholders
                                              Capital               Stock                 (Deficit)              Equity
                                             ----------          ------------             ---------           ------------
Balance at June 30, 1995                     $2,736,566          $1,167,000               ($1,765,117)        $3,270,963

Shares issued for conversion of
  Preferred Series F and G                      213,659            (116,900)                   ---                 ---

Shares issued for services                        7,798               ---                      ---                 7,998

Shares issued for conversion of
  Preferred Series B                            (10,497)          6,000,000                    ---                     5

Shares issued for conversion of
  Preferred Series I                               ---            1,996,000                    ---                 ---

Shares issued for satisfaction of debts          64,884               ---                      ---                 ---

Shares issued in a private placement          1,072,890               ---                      ---                 ---

Net Income for the Nine Months Ended
  March 31, 1996                                   ---                ---                     308,099            308,099

Balance at March 31, 1996                    $4,085,300          $9,046,100               ($1,457,018)        $3,587,065
                                             ==========          ==========               ===========         ==========

                       ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                          QUARTER ENDED MARCH 31, 1996
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Consolidated Financial Statements

     Basis of  Presentation
The  accompanying  interim  unaudited   consolidated  financial  statements
include the accounts of ATEC Group, Inc. and its wholly owned subsidiaries Sun Computer and Software, Inc. (SCSI), Micro Computer Store, Inc. (MCS), American Computer Systems Corp., Inc. (ACS), and Cony Computer Systems, Inc. (CONY) which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K dated October 1995, for the year ended June 30, 1995.

2. Equity Securities

On September 9, 1994, the Company's Board of Directors authorized a reverse stock split pursuant to which each ten (10) outstanding shares of common stock and preferred stock were automatically converted into one (1) share of common stock and/or preferred stock. Average number of shares outstanding and per share amounts have been retroactively restated to reflect this reverse stock split.

     Capital Stock

          The Company's capital stock consists of the following:


                                                                                                                          Amount
                                                                                                                        (including
                                                                      Shares                   Shares to                shares to
                                                                      isued                    be issued                be issued
                                             Shares                    and                        for                      for
                                           Authorized              Outstanding                 Acquisition              Acquisition
                                           ----------              -----------                 -----------              -----------

December 31, 1995
- - -----------------
Preferred Stocks:
   Series A cumulative convertible           29,233                   29,231                        ---                      $2,923
   Series B convertible                      30,900                    5,736                        ---                         573
   Series D convertible                     400,000                  300,000                     100,000                  2,000,000
   Series E convertible                     200,000                  200,000                        ---                   1,000,000
   Series H convertible                      83,520                    ---                          ---                      ---
   Series I convertible                     390,000                  390,000                        ---                   2,000,000
   Series J convertible                     800,000                  800,000                        ---                   2,000,000
   Series K convertible                     400,000                  400,000                        ---                   4,000,000
                                                                     -------                      -------                 ---------

     Total preferred                                                2,124,967                     100,000                11,003,496

Common Stock                             70,000,000                11,083,591                       ---                    $141,136


In March 1996, the comany sold 1,860,941 shares of common stock for net proceeds of $1,072,890.

3. Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common shares outstanding. Fully diluted earnings per share are based on the assumption that all common stock equivalents were converted as of the end of each period.

4. Goodwill

Goodwill relating to the 1994 acquisition of the retail bedding operations is being charged off over twelve months. Goodwill relating to the acquisition of CONY and ACS is being amortized over a period of fifteen years.

5. Legal Proceedings

On March 4, 1994, the Company settled a class action suit commenced in the United States District Court, Southern District of New York against it on October 14, 1993. The suit alleged numerous claims against the Company including allegations of material misstatements and/or omissions from the Company's initial public offering prospectus dated February 1993 as well as improprieties concerning the filing of certain registration statements under Form S-8. The settlement of such action was approved by the District Court on

June 6, 1994. In full settlement of all claims made against the Company in the class action suit, Hillside agreed to issue a total of 350,000 shares of Series C Preferred stock and five year warrants to purchase an aggregate of 350,000 additional shares of common stock at $3.00 per share to the class action claimants. Hillside also assigned all of its rights to the class action claimants regarding claims against other defendants in the suit. Each ten shares of Series C Preferred Stock will be convertible into one share of the Company's common stock for a period of five years from its date of issuance. The Company intends to issue such shares and warrants upon approval by the Company's shareholders of a proposal to increase the number of authorized shares of the Company at the Company's Annual Meeting scheduled for December 14, 1995.

In May 1994, Brown Raysman & Millstein ("Brown") commenced an action against the Company with respect to outstanding fees for general corporate legal work previously performed by Brown. The summons and complaint were filed in the New York Supreme Court, New York County. The complaint set forth two causes of action, one for breach of contract and one for unjust enrichment. During September 1995, the parties agreed to settle this action by a Company's payment to Brown of a total of $67,500 over an 18 month period in equal monthly installments of $3,750 each.

A third party action was commenced against Atlantic to Pacific Corp. ("AP") d/b/a Hillside Bedding in the Supreme Court, Bronx County in 1993. The action results from a claim by one of AP's former workers who was allegedly injured while operating a forklift during the course of his employment. The worker commenced an action against the Company which maintained the forklift, Mid Hudson Clarklift ("MH"), seeking damages of $7,000,000 for the alleged failure of such company to properly maintain and service the lift. MH instituted a third party action against AP seeking judgment over and against AP for all or part of any verdict or judgment which may be obtained against MH. The case is presently in the discovery stages.

     A breach of contract action, Anderson Street Realty Corp. d/b/a Anderson Street Realty Company v. RHMB New Rochelle Leasing Corp. d/b/a a/k/a Hillside Bedding and/or Atlantic to Pacific Bedding Corp. d/b/a Hillside Bedding, Index No. 00360/93 is currently pending in the Supreme Court, Westchester County relating to a store lease dispute. The claim is in an amount in excess of $100,000 representing the amount of payments remaining under the lease. The action is in the early stages of discovery.

     An action entitled Steinbrock, Braff, Inc. T/A Kat-Nap Products v. Hillside Bedding, Inc., Index No. 9980-94 was commenced in the Supreme Court, Kings County for breach of contract involving an inventory dispute whereby plaintiff demands $61,079.93. A motion filed by the Company to dismiss the action is currently pending.

In 1990, an action entitled Bedding Discount Center, Inc., MJR Bedding co., Inc., Hapat Bedding Corp. v. Sid Patterson, Hillside Bedding Corporation and Robert Matire was brought against the Company in Supreme Court, Nassau County, Index No. 3720-90. The suit seeks damages in the amount of $1,000,000 for alleged disclosure of certain trade secrets and confidential information to the Company, together with punitive damages in the amount of $10,000,000 and similar monetary damages based upon the allegations that defendants interfered with and impaired plaintiffs contractual and business relations and the plaintiffs have engaged in acts constituting a prima facie tort. The action has been nearly inactive since commencement. The Company believes that the action has no merit. There can be no assurances however that the Company will prevail in any such action.

     Prudential Insurance, Inc. has filed a claim against Hillside seeking $23,000 for a premium claim. Previous arrangements for a settlement payment were dishonored by the bank. As a result, Prudential is still seeking payment.

An action was commenced by Bestar Ltd. for breach of contract involving an inventory dispute. As of June 30, 1995, there was a judgment entered against Hillside amounting to approximately $32,000. An attempt to vacate such judgment was made without success.

Management has estimated that the probable loss relating to the aforementioned cases will total approximately $287,000, an amount which has been previously recorded.

6. At the annual meeting of shareholders' held on December 14, 1995, the company's name was changed from Hillside Bedding, Inc. to Atec Group, Inc.

     7. On December 22, 1995, the company entered into a letter of intent to acquire the computer operations of Technical Services Group, Inc. On April 4, 1996, the company entered into a letter of intent to acquire 100% of the issued and outstanding capital stock of Innovative Business Micros, Inc. ("Innovative"). Innovative's principal shareholders are Rajnish Rametra, Ashok Rametra and Surinder Rametra. Messrs. Ashok and Surinder Rametra are officers, directors and principal shareholders of the Company. Rajnish is the brother of Surinder and Ashok.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Atec Group, Inc. and Subsidiaries

Background

Atec Group, Inc. through its wholly owned subsidiaries Sun Computer and Software, Inc. (SCSI), Micro Computer Store, Inc. (MCS), American Computer Systems Corp., Inc. (ACS), and CONY Computer Systems, Inc. (CONY) is principally engaged in the sale of computer hardware, software, computer support and technical services. The computer hardware and software related products are sold primarily to businesses, professionals, governmental units and educational institutions. In addition, the Company provides it customers with a full spectrum of computer services and technical support including designing and installing computer systems, training system users and maintaining and repairing hardware and software products. Additionally, the Company sells hardware and software products to the consumer market through its store facilities in Albany, New York, Long Island, New York, Norwalk, Connecticut and New York City.

RESULTS OF OPERATIONS

Nine Months
1996 compared to 1995
- - ---------------------
In February and March 1995, the Company acquired two additional companies, ACS and CONY engaged in the computer products and services business. As a result of the acquisitions and internal growth, the Company's revenues for the nine months increased to $45.2 million from $17.5 million for the prior year. Revenues have almost tripled from the previous year. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the six months increased to $3.6 million for 1996 from $2.4 million for 1995, a 50% increase due to increased revenues. Gross margin as a percentage of revenues for the nine months were 7.9% as compared to 13.9% for the prior year. The decrease in gross margin percentage is primarily due to lower margins of the acquired companies and a 2.5% decline in the third quarter. The third quarter decline of approximately $300,000 arose from weather related delivery delays and significant decrease in retail business resulting in lower than normal margins. These margins are expected to increase as these companies attempt to increase their market share in more profitable sectors of the business such as integration, hardware service/maintenance, networkinq, and training.

Operating expenses exclusive of amortization of intangible assets increased to $3.0 million as compared to $1.7 million for the prior year. The increase in operating expenses are related to expanded business operations through the 1995 acquisitions of ACS and CONY and the opening of a sales office in New Jersey in the third quarter.

Amortization of intangible assets increased to $108,000 for the nine months from $0 in the comparable 1995 period. Other expenses decreased $1.2 million primarily due to the write-off over twelve months of all costs associated with the 1994 reorganization and the satisfaction of bedding related debts of the former bedding operations.

The provision for income taxes was $205,400 as compared to $314,862 for the comparable period in 1995. The provision for income taxes in 1995 was greater than the federal and state combined statutory rate of 40% primarily due to the effect of non deductible charges associated with the charge-off of Hillside's goodwill.

As a result of the above, the Company's net income increased to $308,099 for the nine months from a loss of $785,932 in the comparable 1995 period. For the quarter ended March 31, 1996, net income increased to $6,485 from a loss of $325,970 in the prior year. The primary reason for the 1995 loss resulted from costs associated with the write-off of various items related to the Company's former bedding business, the 1994 acquisition, and the reorganization of the Company's business. For the nine months ended March 31, 1996, net income per share was $.03 compared to a loss of $.25 in the comparable period of the prior year. Primary and fully diluted average shares outstanding were 8,868,008 and 12,513,200 for the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $1,159,430 at March 31, 1996, an increase of $717,968 as compared to June 30, 1995. The Company's working capital at March 31, 1996 was $2,856,305 as compared to a working capital of $1,027,436 at June 30, 1995. The increase in cash and working capital resulted from the sale of 1,860,941 shares of common stock for net proceeds of $1,072,890. Net cash used by operating activities was $353,012.

Cash used for investing activities totaled $99,460 to purchase property and equipment.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service (formally ITT Commercial Finance) has granted a credit line in the amount of $3.25 million. At March 31, 1996, indebtedness of the Company to Deutsche Financial was $2.4 million, or an increase of $742,821 compared at June 30, 1995. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

                       Atec Group, Inc. and Subsidiaries
                               Other Information
                               December 31, 1995

PART II

Item 6. Exhibits and Reports on form 8-k

 a) Exhibits - none

 b) Reports on Form 8-k: None

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ATEC GROUP, INC.
                                  (Registrant)

Dated: May 13, 1996

                                     By:          Ashok Rametra
                                        ---------------------------------------

                                        Ashok Rametra, in the capacity of both
                                     Vice President and Chief Financial Officer