Form 10-Q/A
period 1996-03-31
ATEC GROUP INC
filed 1996-05-15
CIK 893970

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A#1

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

Commission File Number 0-22710
- --------------------------------------------------------------------------------
ATEC Group, Inc.
- --------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                                 13-3673965
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

1952 Jericho Turnpike, East Northport, New York  11752
- --------------------------------------------------------------------------------
(Address of principal executive offices)       (zip code)

- --------------------------------------------------------------------------------
Registrant's telephone number, including area code:  (516) 462-2832

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

TABLE OF CONTENTS
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

December 31, 1995
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

RESULTS OF OPERATIONS

Nine Months
1996 compared to 1995
- ---------------------
In February and March 1995, the Company acquired two additional companies, ACS and CONY engaged in the computer products and services business. As a result of the acquisitions and internal growth, the Company's revenues for the nine months increased to $45.2 million from $17.5 million for the prior year. Revenues have almost tripled from the previous year. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the six months increased to $3.6 million for 1996 from $2.4 million for 1995, a 50% increase due to increased revenues. Gross margin as a percentage of revenues for the nine months were 7.9% as compared to 13.9% for the prior year. The decrease in gross margin percentage is primarily due to lower margins of the acquired companies and a 2.5% decline in the third quarter. The third quarter decline of approximately $300,000 arose from weather related delivery delays and significant decrease in retail business resulting in lower than normal margins. These margins are expected to increase as these companies attempt to increase their market share in more profitable sectors of the business such as integration, hardware service/maintenance, networkinq, and training.

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

Dated: May 15, 1996

                                     By:          Ashok Rametra
                                        ---------------------------------------

                                        Ashok Rametra, in the capacity of both
                                     Vice President and Chief Financial Officer