Form 10-K
period 1996-06-30
ATEC GROUP INC
filed 1996-10-01
CIK 893970

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                                 CURRENT REPORT

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from_____ to _____

                         Commission File Number 0-22710

                                ATEC GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3673965
  (State or other jurisdiction of                   (I.R.S. Identification
Employer corporation or organization)                       Number)

1952 Jericho Turnpike, East Northport, New York             11731
 (Address of principal executive offices)                (Zip Code)


Issuer's telephone number, including area code  (516)  462-2832

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to
  Section 12(g) of the Act:   Common Stock $.01 par value
                              Series A Preferred Stock
                              $.01 Par value.

ITEM 1.   BUSINESS

General

     ATEC Group, Inc. ("the Company"), through its wholly owned subsidiaries American Computer Systems, Inc. ("ACS"), Cony Computer Systems, Inc. ("CONY"), Innovative Business Micros, Inc. ("Innovative"), Micro Computer Stores, Inc. ("MCS") and Sun Computer and Software, Inc. ("SCSI"), is engaged in the sale of computer hardware and software products to businesses, professionals, government agencies and educational institutions. The Company provides its customers with a wide range of services, including designing, integration and installing computer systems, local area networks, high volume data communications, video conferencing and internet ready solutions. The Company's subsidiaries are authorized dealers for major manufacturers such as Apple, AST, Compaq, Epson, Hewlett Packard, Hughes Networks, IBM, Microsoft, NEC, Novell, Oracle, Panasonic, Sharp, Sybase and Toshiba. Hardware products sold include microcomputer systems, laptop computers, local area network products, Direct PC, Internet access and other computer peripherals.

     The primary business market segments which the Company targets are businesses, professionals and government agencies who are in need of computer hardware and software integration and related support services. The Company offers a full spectrum of services and support which management believes is of critical importance in the current market environment. The Company believes that computer systems have become too complex for a purchaser to be able to take it home, take it out of the box, plug it in, and run it without experiencing problems. Moreover, the integration of networks, internet access multimedia, video conferencing, high volume information and communication systems has necessitated a market of technical support and continued customer relations after the sale. The Company believes that most consumers and business users do not possess the time to investigate and locate the various computer components necessary to establish an integrated computer system and therefore, strives to provide "one-stop solutions" to their customers' computer needs in a cost effective manner.

     The Company advertises its products and services to businesses by distributing brochures, direct mail solicitation, print advertisement and participation in seminars, presentations and trade shows. The Company's marketing strategy is to educate business customers as to the Company's ability to provide a "one-stop solution" to all its computer needs from the initial purchase and installation processes through required service and future expansion requirements. The Company strives to quickly respond to its customers' continually changing environment by providing flexible and economic solutions to a user's need to expand and upgrade computer systems and applications.

     The inventory of the Company consists of finished products sold by the Company in the regular course of its business. At June 30, 1996 inventory was approximately $2,800,000. The Company is aware that as a result of rapidly changing technology in the computer field, and the consistent introduction of new products, there is a significant risk that inventory can be rendered obsolete or its value greatly reduced. The Company's strategy regarding minimizing this risk focuses on limiting the time in which products remain in inventory.

     The Company's subsidiaries have entered into numerous vendor and dealer agreements regarding the sale of hardware and software products. The Company purchased approximately 41% of its hardware and software products from Computerland Corporation (hereafter called "Computerland") during the year ended June 30, 1996. Computerland is the only vendor who accounted for 10% or more of the purchases of the Company. In addition to its agreements with Computerland, the Company has dealer/vendor agreements with Ingram, Merisel, Intelligence Electronics, Micro Age and Tech Data. The majority of these agreements may be canceled upon short term notice to the Company in the event that minimum purchases are not made and for other reasons. The Company has not in the past had any vendor/dealer agreement terminated, except those which the Company desired to terminate. The Company did not experience any material difficulties in obtaining products from its vendors during its prior year. The Company believes that other suppliers would be able to adequately service the Company's needs in the event that its existing vendor/dealer agreements were terminated.

                                   Competition

     The microcomputer market is very competitive. The Company competes directly with a variety of local and national distributors, super stores, retailers, mail order houses and other entities who offer computer products and services. Many of the computer manufacturers offer their products for sale directly through mail order distribution and may possess greater financial, purchasing and marketing resources. The Company seeks to compete with its competitors based upon the Company's commitment to provide its customers with complete computer services rather than merely upon the price of hardware and software. While the Company attempts to competitively price hardware and software items, management believes that the Company's principal strength is its ability to offer customers complete solutions to their individualized computer needs, including system design and integration, local area network (LAN), data communications, and Internet access. During the year ended June 30, 1996, the Company's service related activities accounted for approximately 5% of total revenues.

                                   Seasonality

     The Company does not experience any material seasonal trends in its operations except for approximately 10% sales increases during the months of October, November and December and approximately 5% sales decreases during the months of January, February, March, July, August and September.

                                     Backlog

     The Company does not have a significant backlog as it normally delivers and installs the computer products purchased by its customers within a short time of the date of order. Accordingly, the Company does not believe that backlog is material to the Company's business or indicative of future sales.

                      Governmental Regulation and Contracts

     The Company believes that it is in material compliance with federal and state laws and regulations which are applicable to its operations. The Company is not a party to any government contract which represents a material portion of the Company's revenues or which, if terminated or renegotiated, would have a material adverse effect on the Company's business.

                             Patents and Trademarks

     The Company does not currently rely upon the use of any patents and/or trademarks in connection with its operations except for references in advertising materials as an authorized dealer or vendor of specific products of manufacturers with whom they have agreements. The Company believes however that the ability to identify itself as the authorized dealer of such manufacturers is an important aspect of their marketing strategy.

                                    Employees

     As of the date of this Annual Report, the Company had an aggregate of approximately 72 employees, including its 9 administrators, 22 staff persons, 5 store managers, 23 full-time sales persons, 8 technical and 5 warehouse personnel. The Company has no collective bargaining agreements and believes the relations with their employees are good.

                               Recent Developments

     In June 1996, the Company acquired 100% of the issued and outstanding capital stock of Innovative, a New York corporation engaged in computer systems integration business. Innovative's computer facility is located at 90 Adams Avenue, Hauppauge, New York 11788. Innovative's principal shareholders were Rajnish Rametra, Ashok Rametra and Surinder Rametra. Messrs. Ashok and Surinder Rametra are the officers, directors and principal shareholders of the Company. Rajnish is the brother of Surinder and Ashok. The consideration for the Company's acquisition of Innovative was the issuance to the Shareholders of an aggregate of 4,900,000 shares of the Company's Common Stock.

     In September 1996, the Company formed a new Delaware subsidiary, VDOT.Net Inc. ("VDOT"). VDOT has entered into an agreement to acquire certain assets of a startup internet service provider, VDOT.Net Inc., a New York Corporation ("VDOT NY") in exchange for shares of the Company's stock with an aggregate value of $100,000. VDOT NY shall be entitled to receive additional shares of the Company's Common Stock with a market value of $50,000 in the event VDOT reports net income after taxes during the year ended June 30, 1997. Ed Gulmi and Pat Prauge, the shareholders of VDOTNY, will enter into employment agreements with VDOT as the president and vice president respectively of VDOT. The Company intends to seek out additional acquisitions in the internet area.

ITEM 2.   PROPERTIES

     The Company's headquarters and executive offices are located at 1952 Jericho Turnpike, East Northport, New York. This location also serves as SCSI's retail facility. These premises, consisting of approximately 3,300 square feet, are leased pursuant to a lease expiring in 1998 providing for annual rental payments of approximately $35,000 per year, plus certain expenses and taxes. MCS maintains a retail location and warehouse facility in Albany, New York, consisting of approximately 8,050 square feet. The Albany facility lease expires on June 30, 2003 and requires annual rental payments of $96,600 through 1998 and $108,192 thereafter, plus all expenses and taxes attributable to the operation of the premises. The Albany facility is leased from former stockholders of SCSI and MCS. ACS operates from leased premises located at 143 West 29th Street, New York, New York. This location occupies 4,000 square feet and requires annual rental payments of $39,000, plus certain expenses. CONY's operating premises is located at 28 Knight Street, Norwalk, Connecticut. This location is leased by

CONY pursuant to a three year lease expiring in 1997 and consists of approximately 2,000 square feet. This lease requires annual payments of approximately $24,000 per year plus other expenses. CONY has a sales office at 3001-B Route 17 South, Lodi, New Jersey. This location occupies 2,000 square feet and requires annual rental payments of $17,250, plus certain expenses. Innovative operates from leased premises located at 90 Adams Avenue, Hauppauge, NY. This location occupies 5,600 square feet and requires annual rental payments of $40,090 plus certain expenses.

     The Company believes that its current facilities are suitable for its present and projected needs. The Company does not own any real property.

ITEM 3.   LEGAL PROCEEDINGS

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

     In 1990, an action entitled Bedding Discount Center, Inc., MJR Bedding Co., Inc., Hapat Bedding Corp. v. Sid Patterson, Hillside Bedding Corporation and Robert Martire was brought against the Company in Supreme Court, Nassau County, Index No. 3720-90. The suit seeks damages in the amount of $1,000,000 for alleged disclosure of certain trade secrets and confidential information to the Company, together with punitive damages in the amount of $10,000,000 and similar monetary damages based upon the allegations that defendants interfered with and impaired plaintiffs' contractual and business relations and the plaintiffs have engaged in acts constituting a prima facie tort. The action has been nearly inactive since commencement. The Company believes that the action has no merit. There can be no assurances however that the Company will prevail in any such action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last quarter of 1996, the Company did not submit any matter to the vote of its shareholders.


ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

     The Company's Common Stock and Warrants are traded on the National Association of Security Dealers Automated Quotation System ("NASDAQ") under the symbol "ATEC" and "ATECW"), respectively. The following table sets forth the high and low bid prices for the Company's Common Stock, Units and Warrants for the periods indicated as reported by the NASDAQ. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following price information has been adjusted to reflect the Company's September 9, 1994 one for ten Reverse Stock Split.

                                  Common Stock
                                                           High        Low
                                                          -------    -------
     1994
     Quarter ended 3/31.................................. 1 1/4        7/16
     Quarter ended 6/30.................................. 1            5/16
     Quarter ended 9/30.................................. 4 3/4        3/8
     Quarter ended 12/31................................. 2 7/8        5/8

     1995
     Quarter ended 3/31.................................. 1 13/16      23/32
     Quarter ended 6/30.................................. 1 15/16      11/16
     Quarter ended 9/30.................................. 1 19/32      11/16
     Quarter ended 12/31................................. 1 3/8        13/16

     1996
     Quarter ended 3/31.................................. 1 1/2        7/8
     Quarter ended 6/30.................................. 1 7/16       15/16

                                    WARRANTS
                                                           High        Low
                                                          -------    -------
     1994
     Quarter ended 3/31..................................  1/2         1/8
     Quarter ended 6/30..................................  3/16        1/8
     Quarter ended 9/30..................................  1/4         5/32
     Quarter ended 12/31.................................  5/32        1/8

     1995
     Quarter ended 3/31..................................  5/32        3/32
     Quarter ended 6/30..................................  5/32        5/32
     Quarter ended 9/30..................................  5/32        5/32
     Quarter ended 12/31.................................  5/32        1/16

     1996
     Quarter ended 3/31..................................  1/2         1/16
     Quarter ended 6/30..................................  11/32       1/8

                                     UNITS
                                                           High        Low
                                                          -------    -------
     1994
     Quarter ended 3/31..................................  1 3/16      3/8
     Quarter ended 6/30..................................  1 1/16    1 1/32
     Quarter ended 9/30..................................  5           3/8
     Quarter ended 12/31.................................  3         1 1/4

     On September 25, 1996, the closing bid and ask prices of the Company's Common Stock were 11/16 and 3/4 respectively and the closing prices of the Company's Warrants were 1/16 and 3/32, respectively.

     On September 19, 1996, there were approximately 233 holders of record of the Company's Common Stock; 22 holders of record of the Series A Preferred Shares; 6 holders of record of the Units and 34 holders of record of the Warrants. The number of record holders do not include holders whose securities are held in street name.

                                    DIVIDENDS

     The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

     The  holders  of its Series A  Preferred  Shares  are  entitled  to certain
dividend   payments  upon  declaration  by  the  Company's  Board.   (See  "Item
8-Financial Statements").

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data as and for each of the five years in the period ended June 30, 1996 have been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and "management's Discussion and Analysis."


Operating Data                       1996(2)        1995(2)         1994(2)         1993(2)        1992(1)(2)
---------------                   ------------   ------------    ------------    ------------   ------------
Operating Data

Net Sales                         $ 81,812,045   $ 47,565,542    $ 43,474,764    $ 49,474,764   $ 23,708,809
Income (Loss) from
continuing operations             $    838,349   $ (2,251,354)   $   (226,079)   $    215,552   $     57,453
Income (Loss) per common share-
Primary                           $        .06   $       (.25)   $       (.04)   $        .04   $        .01
Fully Diluted                     $        .04   $       (.25)   $       (.04)   $        .02   $        .01

Balance Sheet Data

Total Assets                      $ 13,322,133   $ 11,724,938    $  7,728,352    $  8,989,255   $  3,130,980
Long-term obligations             $    228,322   $    918,291    $  1,580,255    $    245,000   $    139,709
Cash dividends per
common share                               Nil            Nil             Nil             Nil            Nil


(1) Information for these years is based on a combination of MCS (fiscal year ended March 31), SCSI (fiscal year ended December 31) and are unaudited.

(2) Results have been restated to include the June 1996 acquisition of Innovative Business Micros, Inc., accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

     ATEC Group, Inc. (the "Company") through its wholly owned subsidiaries ACS, Cony, Innovative, MCS and SCSI is engaged in the sale of computer hardware, software, computer support and technical services. The computer hardware and software related products are sold primarily to businesses, professionals, government units and educational institutions. In addition, the Company provides its clients with a full spectrum of computer services and technical support including designing and installing computer systems, local area networks, high volume data communications and Internet ready solutions. Additionally, the Company sells hardware and software products to the consumer market through its store facilities in Albany, NY, Long Island, NY, Norwalk, CT, New York City and New Jersey.

RESULTS OF OPERATIONS

     Fiscal 1996 compared to Fiscal 1995

     The Company's revenues for the 1996 fiscal year increased to $81.8 million from $47.6 million for the prior year, an increase of approximately 72%. This increase is primarily attributable to the Company's acquisitions of ACS and CONY in February and March of 1995, respectively, as well as its own internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the year increased to $7.5 million for 1996 from $4.7 million for 1995, a 60% increase due to the increased revenues. Gross margin as a percentage of revenues for the year were 9.1% as compared to 9.9% for the prior year. These margins are expected to increase as these companies attempt to increase their market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking and training.

     1996 operating expenses exclusive of amortization of intangible assets increased to $6 million as compared to $4.6 million for the prior year. The 30% increase in operating expenses are related to expanded business operations through the 1995 acquisitions and the opening of a sales office in New Jersey in the third quarter.

     Amortization of intangible assets increased to $168,000 for the year from $108,000 in the comparable 1995 period. Other expenses decreased $1.7 million primarily due to the write-off of all costs associated with the 1994 reorganization and the satisfaction of debts of the former bedding operations.

     The provision for income taxes for 1996 was $415,000 as compared to $152,000 for 1995. The provision for income taxes in 1996 was lower than the federal and state combined statutory rate of 46% primarily due to the effect of deductible charges associated with the charge-off.

     As a result of the above, the Company's net income increased to $838,000 for 1996 from a loss of $2,251,000 in 1995. The primary reason for the 1995 loss resulted from costs associated with the write-off of various items related to the Company's former bedding business, the 1994 acquisition, and the reorganization  of the Company's  business.  For 1996,  net income per share was

$.04 compared to a loss of $.25 in the prior year. Primary and fully diluted average shares outstanding were 20,476,000 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $1,667,031 at June 30, 1996, an increase of $747,936 as compared to June 30, 1995. The Company's working capital at June 30, 1996 was $3,815,238 as compared to a working capital of $2,109,178 at June 30, 1995. The increase in cash and working capital primarily resulted from the sale of 2,160,941 shares of Common Stock for net proceeds of $1,299,751. Net cash used by operating activities was $646,704.

     Cash used for investing activities totaled $81,779, including $206,588 used to purchase property and equipment.

     To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service (formerly ITT Commercial Finance) has granted a credit line in the aggregate amount of $4,750,000. At June 30, 1996, indebtedness of the Company to Deutsche Financial was $2,085,054, a decrease of $875,579 compared to June 30, 1995. Substantially, all of the Company's tangible and intangible assets are pledged as collateral for this facility.

     Fiscal 1995 compared to Fiscal 1994

     During 1995, the Company acquired two additional companies, ACS and CONY engaged in the computer products and services business. As a result of the acquisitions and internal growth, the Company's revenues for 1995 increased to $47.5 million from $43.5 million for 1994, an 9.2% increase. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin increased to $4.7 million for 1995 from $3.8 million for 1994, a 23.7% increase due to increased revenues. Gross margin as a percentage of revenues for 1995 was 9.9% as compared to 8.7% for 1994.

     Operating expenses exclusive of amortization of intangible assets increased to $5 million for 1995 as compared to $4 million for 1994, a 25% increase. In the fourth quarter of 1995, media credits of $448,000 which the Company acquired during the period that it engaged in bedding operations before the acquisition of its computer business were found to be worthless and were expended. The remainder of the increase in operating expenses are related to expanded business operations through the 1995 acquisitions of ACS and CONY. Amortization of intangible assets increased to $2.1 million for 1995 from $0 in the comparable 1994 period, primarily due to the write-off of all costs associated with the 1994 reorganization of the Company and the satisfaction of bedding related debts. Interest expense for 1995 amounted to $138,000 as compared to $48,000 for the same period in 1994. Interest expenses in 1995 are primarily related to increased lines of credit utilized to finance the Company's increased business activity.

     The provision for income taxes for 1995 was $151,000 as compared to $73,000 for the comparable period in 1994. The provision for income taxes in 1995 was greater than the statutory rate of 34% primarily due to the effect of non deductible charges associated with the charge-off of the Company's goodwill.

     As a result of the above, the Company's consolidated net loss increased to $2.3 million for 1995 from $0.2 million in the comparable 1994 period. The primary reason for such loss resulted from costs associated with the write-off of various items related to the Company's former bedding business, the 1994 acquisition, and the reorganization of the Company's business. The operating results reflected 12 months of operations for SCSI, MCS and Innovative, but only five months for ACS, and three months for CONY. Primary and fully diluted net loss per share for 1995 was $.25 as compared to a net loss of $.04 for the comparable 1994 period. Primary and fully diluted average shares outstanding were 8,872,333 and 5,289,573, respectively for 1995 and 1994. The calculation of fully diluted earnings per share is deemed to be anti-dilutive and is therefore not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 18, 1996, ATEC Group, Inc. (the "Registrant") engaged Weinick, Sanders & Co. LLP ("WS") to audit the Company's consolidated financial statements for the year ended June 30, 1996. The decision to change independent auditors was recommended and approved by the Company's Board of Directors.

     The accounting firm of Yohalem Gillman & Company, ("Yohalem"), which served as the Company's independent auditor for the fiscal year ended June 30, 1995 was dismissed by the Company on April 17, 1996. On June 28, 1995, the Company's independent auditor for the fiscal year ended June 30, 1994, Bianculli, Pascale & Company, P.C. ("B&P"), was dismissed by the Company. Yohalem's and B&P's services for each such year included the audit of the Company's consolidated financial statements and other services related to filings with the Securities and Exchange Commission. During the Company's two most recent fiscal years and the interim periods up until the date of dismissal of Yohalem, the Company had no disagreement with Yohalem and/or B&P and there were no "reportable events", as defined in Items 304(a)(1)(iv) and (v) of Regulation S-K involving the Company, Yohalem and/or B&P on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of such auditors, would have caused them to make reference to such matters in their respective reports, with the exception of a disagreement with Yohalem on the proposed accounting method to be applied to the Company's proposed acquisition of Innovative. The proposed acquisition of Innovative (the "Acquisition") contemplated the payment to Innovative Shareholders of shares of the Company's Common Stock over a three year period depending upon performance criteria ("Initial Acquisition Terms"). Innovative was owned by Surinder Rametra and Ashok Rametra, the Company's principal executive officer and principal financial officer, respectively, and their brother, Rajnish Rametra. Surinder and Ashok Rametra owned 25% of the Common Stock and Rajnish Rametra owned 75%. Surinder Rametra gave direction and guidance to Rajnish Rametra for the operations of Innovative. A member of the Company's board of directors discussed the matter with Yohalem. The Company authorized Yohalem to respond fully to the inquiries of WS concerning the subject matter of the disagreement. The accountant's reports on the Company's financial statements for the years ended June 30, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     Management was of the opinion that APB 16 did not apply to the Initial Acquisition Terms. APB 16, paragraph 5 excludes transfers and exchanges between companies under common control, and assets and liabilities would be accounted for at historical cost in a manner similar to that in pooling of interest accounting (AIN ASPB 16.#39). Management also consulted with the AICPA's technical hotline prior to formulating their opinion on the appropriate accounting.

     Yohalem, the Company's former independent accountants expressed reservations concerning the accounting method applied in the pro forma financial presentations included in the Company's Current Report on Form 8-K dated April 1, 1996 based on the Initial Acquisition Terms and the application of this method to the pro forma financial statements. Yohalem believed, based on a literal reading on the applicable authoritative accounting standards, that the proposed accounting for Innovative based on the Initial Acquisition Terms was not in accordance with those accounting standards, as currently written, inasmuch as the Rametra family did not own a majority of the voting shares of the Company before the Acquisition. Yohalem is aware the Financial Accounting Standards Board is reconsidering the requirements for consolidations and, accordingly suggested that the Company discuss this matter with the staff of the SEC.

     The Company requested WS's views on the proposed accounting for the Innovative transaction based on the Initial Acquisition Terms. Based on the facts as they existed at that point in time, it was their view that APB 16 did not apply and the appropriate accounting would be the carryover of Innovative's cost.

     In June 1996, the Company negotiated new acquisition terms "New Acquisition Terms" with the Rametras, pursuant to which the Company would acquire 100% of Innovative's shares in exchange for 4,900,000 shares of the Company's Common Stock all of which shares were payable at the Closing of the Acquisition. The New Acquisition Terms did not involve the payment of any future consideration to the Innovative Shareholders. In June 1996, the Acquisition was consummated based on the New Acquisition Terms. The Company, in concurrence with WS accounted for the Acquisition as a pooling of interests.

                                     PART II

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                   MANAGEMENT

     Directors and Officers

     The following table sets forth the names and ages of all current directors and officers of the Company and the position in the Company held by them:

       Name                        Age           Position
       ----                        ---           --------
       Surinder Rametra            56            Chairman of the Board and
                                                 Chief Executive Officer
       Ashok Rametra               44            Treasurer, Chief Financial
                                                   Officer and Director
       Balwinder Singh Bathla      40            President and Director

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

     Surinder Rametra was appointed the Chief Executive Officer and Chairman of the Board of the Company in June 1994 upon the Company's acquisition of MCS and SCSI. From 1982 to the present Mr. Rametra has been the president of SCSI, a company engaged in the sale of computer hardware and software primarily to business users. Mr. Rametra received a Bachelor of Science Degree from the Punjab Engineering College, India and a Masters of Science Degree in Engineering from the University of I.I.T., India in 1965 and 1969 respectively. In 1976 Mr. Rametra received a Masters of Business Administration Degree in Finance from New York University.

     Ashok Rametra was appointed Treasurer, Chief Financial Officer and Director of the Company in June 1994 upon the closing of the Company's acquisition of MCS and SCSI. From June 1994 to March 1995 Mr. Rametra also served as the Company's president. From 1987 to the present Mr. Rametra has been the president of MCS, a company engaged in the retail sale of computer hardware and software primarily to business users. From 1985 through September 1993 Mr. Rametra was a principal shareholder and officer of Empire State Computers International d/b/a Micro Age, a company engaged in a business similar to MCS. Mr. Rametra received a Bachelor of Science Degree from St. Johns University in accounting in 1980.

     Balwinder Singh Bathla was appointed as the President and a Director of the Company in March, 1995 pursuant to the terms of a Stock Acquisition Agreement between the Company, Mr. Bathla and ACS. Pursuant to the Stock Acquisition Agreement, the Company acquired 100% of the outstanding stock of ACS and Mr. Bathla was elected as President and a Director of the Company. Since 1988, Mr. Bathla was the sole shareholder of ACS and its principal operating officer prior to the consummation of the Stock Acquisition Agreement. Mr. Bathla received a Masters Degree in Statistics from Punjab University, Chandigar, India in 1979.

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during its most recent fiscal year, the Company believes that there were no
Section 16(a) reports filed untimely during the Company's year ended June 30, 1996 or June 30, 1995. In April 1996 Form 4's on behalf of Surinder Rametra and Balwinder S. Bathla were filed with the Commission. These Form 4's reported transactions which occurred in both December 1995 and March 1996. In addition, in September 1996 Form 4's were filed on behalf of Surinder Rametra and Ashok Rametra with the Commission reporting transactions which occurred in June 1996, July 1996 and September 1996. A Form 3 was filed on behalf of Rajnish Rametra in June 1996 with the Commission reporting Mr. Rametra's status as a 10% owner.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company's Summary Compensation Table for the years ended June 30, 1996, 1995 and 1994 is provided herein. This table provides compensation information on behalf of the Company's existing officers and directors as well as the Company's former president. See "Item 13 Certain Relationships and Related Transactions" for information regarding additional compensation paid to the Company's former president after June 30, 1994. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended June 30, 1996, 1995 and/or 1994. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.

                           SUMMARY COMPENSATION TABLE

                For the Years Ended June 30, 1996, 1995 and 1994
                       Annual Compensation Awards Payouts

(a)                       (b)          (c)        (d)               (e)          (f)            (g)        (h)        (i)
                                                                    Other
Name                                                                Annual
and                                  Compen-                        Compen-      Restricted                            All other
Principal                Year        sation                         sation       Stock          Options/    LTIP       Compen -
Position                 Ended       Salary       Bonus ($)         ($)          Awards ($)     SARs        Payouts    sation
--------                 -----       -------      ---------         ---          ----------     ----        -------    ------

Surinder Rametra        6/30/96     $156,000                       5,680(10)
                        6/30/95     $150,850                      21,624(2)                     NONE        NONE       NONE
                        6/30/94      $89,000      $80,000(3)      17,456(4)                     NONE        NONE       NONE
Ashok Rametra           6/30/96     $150,020                       6,508(11)
                        6/30/95     $180,520                       8,113(5)                     NONE        NONE       NONE
                        6/30/94      $52,700      180,000          8,777(6)                     NONE        NONE       NONE
Robert Matire(1)        6/30/96
                        6/30/95
                        6/30/94      $52,000
Balwinder Singh
Bathla                  6/30/96     $135,000                      51,723(12)
                        6/30/95      $58,650      $86,470(7)       2,185(8)      See  (7)       NONE        NONE       NONE
                       12/31/94      $31,200      $75,000         44,921(9)                     NONE        NONE       NONE

*Note: Salaries and compensation shown above for (i) Surinder Rametra have been paid by SCSI except as noted below; and (ii) Ashok Rametra have been paid by MCS; and (iii) Balwinder Singh Bathla have been paid by ACS.

(1) Mr. Martire resigned as an officer and director of the Company in September 1994. Subsequent to the year ended June 30, 1994 in connection with obligations owed by the Company to Mr. Martire, the Company paid Mr. Martire (i) $118,475; (ii) 88,968 post-split shares of the Company's Common Stock and (iii) 250,000 shares of stock of an unrelated NASDAQ Small Cap Market Company. In addition the Company agreed to pay Mr. Martire an additional $53,950 on or before December 1995 (see "Certain Transactions" p. 18 for additional information regarding payments to Mr. Martire.)
(2)       Life Insurance $16,415, Major Medical $5,209
(3)       Bonus of $55,000 from MCS
(4)       Major Medical $5,309, Life Insurance $12,147
(5)       Major Medical $1,129, Leased Auto $6,984
(6)       Major Medical $1,793, Leased Auto $6,984
(7) Represents 70,768 shares of Common Stock issued pursuant to Mr. Bathla's Employment Agreement.
(8)       Major Medical $2,185
(9) Represents $16,000 in commissions, $9,600 in rent received, $19,321 as an S-Corporation dividend
(10)      Major medical $5,680
(11)      Major medical $3,799, Leased Auto $2,710
(12)      Major medical $4,465, Leased Auto $9,000, Interest income $38,258

     In June 1994, the Company entered into employment agreements with Surinder Rametra and Ashok Rametra. Surinder Rametra became the CEO and Chairman of the Company while Ashok Rametra became the Company's President and Treasurer. The Rametras are entitled to receive annual minimum salaries in the amount of $150,000 each as well as fringe benefits including discretionary cash and stock bonuses, pension, profit sharing plan and health benefits. The agreements expire on June 30, 1997. Surinder Rametra's employment agreement also provides for a mandatory stock bonus equal to 5% of the issued and outstanding shares of the Company's Common Stock on June 30, 1995. 50% of this bonus is contingent upon the Company's reporting combined revenues for MCS and SCSI of at least $24,200,000 for the fiscal year ending June 30, 1995 or the fiscal year ending June 30, 1996. The remaining 50% will be payable provided that the revenue contingency noted above is satisfied and combined pre-tax net earnings for MCS and SCSI are at least $825,000 during either the year ended June 30, 1995 or 1996. No stock bonus was earned for the years ended June 30, 1995 or 1996.

     In 1995, the Company's wholly owned subsidiary ACS entered into an employment agreement with Balwinder Singh Bathla, the Company's President, pursuant to which ACS employed Mr. Bathla as ACS' president through December 31, 1997 at an annual base salary of $135,000 as well as fringe benefits including discretionary cash and stock bonuses, pension, profit sharing and health benefits. The following mandatory stock bonuses have been or will be paid to Mr.
Bathla:

     (i) The Employee received Series G Preferred Stock which was convertible into $86,470 worth of ATEC's Common Stock based upon ACS reporting $10,959,000 in revenues for the period from July 1, 1994 through December 31, 1994. The series G stock was converted into 70,768 shares of Common Stock.

     (ii) For every $1,000,000 in annual revenues as reported on the Company's audited financial statements for the year ended December 31, 1995 in excess of the actual revenues reported on the Company's 1994 audited financial statements, the Employee shall receive $25,000 worth of ATEC's Common Stock based on the bid and asked prices for shares of ATEC's Common Stock as reported in the over-the-counter market during the ten day trading period ended December 31, 1995;

     (iii) For every $100,000 in pretax income in excess of $400,000 as reported on the Company's audited financial statements for the year ended December 31, 1995 the Employee shall receive $25,000 worth of ATEC's Common Stock as reported in the over-the-counter market during the ten day trading period ended December 31, 1995.

     (iv) For every $1,000,000 in annual revenues as reported on the Company's audited financial statements for the year ended December 31, 1996 in excess of the higher of (i) actual revenues reported on the Company's 1995 audited financial statements or (ii) the actual revenues reported on the Company's 1994 audited financial statements, the Employee shall receive $25,000 worth of ATEC's Common Stock based on the bid and asked prices for shares of ATEC's Common Stock as reported in the over-the-counter market during the ten day trading period ended December 31, 1996;

     (v) For every $100,000 in pretax income as reported on the Company's audited financial statements for the year ended December 31, 1996 in excess of the higher of (i) actual pre-tax income reported on the Company's 1995 audited financial statements or (ii) actual pre-tax income reported on the Company's 1994 financial statements, the Employee shall receive $25,000 worth of ATEC's Common Stock as reported in the over-the-counter market during the ten day trading period ended December 31, 1996;

     (vi) For every $1,000,000 in annual revenues as reported on the Company's audited financial statements for the year ended December 31, 1997 in excess of the higher of (i) actual revenues reported on the Company's 1996 audited financial statements; (ii) the actual revenues reported on the Company's 1995 audited financial statements; or (iii) the actual revenues reported on the Company's 1994 audited financial statements, the Employee shall receive $25,000 worth of ATEC's Common Stock based on the bid and asked prices for shares of ATEC's Common Stock as reported in the over-the-counter market during the ten day trading period ended December 31, 1997; and

     (vii) For every $100,000 in pretax income as reported on the Company's audited financial statements for the year ended December 31, 1997 in excess of the higher of (i) actual net income reported on the Company's 1996 audited financial statements; (ii) the actual net income reported on the Company's 1995 audited financial statements, or (iii) the actual net income reported on the Company's 1994 audited financial statements, the Employee shall receive $25,000 worth of ATEC's Common Stock as reported in the over-the-counter market during the ten day trading period ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth as of June 26, 1996 certain information with respect to the beneficial ownership of the Company's voting securities by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation table appearing herein, and (iv) all executive officers and directors of the Company as a group. The table also sets forth the respective general voting power of such persons taking into account the voting power of the Common Stock and the Preferred Stock combined.

Name and Address        Amount and Nature   Amount and Nature
of Beneficial           of Beneficial       of Beneficial         Percentage of
Owner                   Ownership of        Ownership of          Voting Stock
Outstanding             Common Stock        Preferred Stock       Outstanding(1)
-----------             ------------        ---------------       --------------

Ashok Rametra(2)        1,150,705           300,000 Series J      7.7%
1952 E. Jericho                             Preferred Shares
Turnpike,                                   100,000 Series K
E. Northport,                               Preferred Shares
NY 11731

Name and Address        Amount and Nature   Amount and Nature
of Beneficial           of Beneficial       of Beneficial         Percentage of
Owner                   Ownership of        Ownership of          Voting Stock
Outstanding             Common Stock        Preferred Stock       Outstanding(1)
-----------             ------------        ---------------       --------------

Surinder Rametra(3)     2,724,166           225,000 Series J      15.4%
1952 E. Jericho                             Preferred Shares
Turnpike,                                   165,000 Series K
E. Northport,                               Preferred Shares
NY 11731

Balwinder Singh
Bathla (4)(5)             588,164           200,000 Series D      4.9%
American Computer                           Preferred Shares
Systems, Inc.                               200,000 Series E
43 West 29th Street                         Preferred Shares
New York, NY 10001

Rajnish Rametra(6)      2,536,104           30,000 Series J       12.7%
90 Adams Avenue                             Preferred Shares
Hauppauge, NY 11716                         10,000 Series K
                                            Preferred Shares
All directors and
executive/officers
as a group (3 persons)  6,999,139           200,000 Series D      40.6%
                                            Preferred Shares
                                            200,000 Series E
                                            Preferred Shares
                                            555,000 Series J
                                            Preferred Shares and
                                            275,000 Series K
                                            Preferred Shares
                                            representing an
                                            aggregate of
                                            1,230,000 votes

(1) Computed based upon a total of 18,433,462 shares of Common Stock, 29,231 shares of Series A Preferred Stock, 1,458 shares of Series B Preferred Stock, 400,000 shares of Series D Preferred Stock, 200,000 Shares of Series E Preferred Stock, 800,000 shares of Series J Preferred Stock and 400,000 shares of Series K Preferred Stock. Each share of Common Stock and Preferred Stock possess one vote per share. Accordingly, the foregoing represents an aggregate of 20,264,151 votes. All shares in the table have been adjusted to reflect the Company's September 1994 reverse stock split.

(2) Ashok Rametra is the Treasurer, Chief Financial Officer and a Director of the Company. Ashok is the brother of Surinder Rametra and Rajnish Rametra. The foregoing figure includes the ownership of 225,000 Series J Preferred Shares and 75,000 Series K Preferred Shares owned by Mr. Rametra's children. Mr. Rametra disclaims beneficial ownership of the following shares owned by the following members of Mr. Rametra's family: Surinder Rametra - 2,724,166 Common Shares, 225,000 Series J Preferred Shares and

     165,000 Series K Preferred Shares; Munish Rametra - 275,462 Common Shares, 20,000 Series J Preferred Shares and 20,000 Series K Preferred Shares; Seema Wasil - 141,935 Common Shares, 45,000 Series J Preferred Shares and 45,000 Series K Preferred Shares; Mona Sutaria - 9,032 Common Shares; Rajnish Rametra - 2,536,104 Common Shares, 30,000 Series J Preferred shares and 10,000 Series K Preferred Shares; Vijay Rametra - 162,357 Common Shares, 30,000 Series J Preferred Shares and 10,000 Series K Preferred Shares and Harry Gupta - 208,333 Common Shares, 150,000 Series J Preferred Shares and 50,000 Series K Preferred Shares. None of such shares which aggregate a total of 6,857,389 votes representing 33.8% of the outstanding voting securities of the Company are reflected in the table above.

(3) Surinder Rametra is the Chief Executive Officer and Chairman of the Board of the Company. Surinder is the brother of Ashok Rametra and Rajnish Rametra. The foregoing figure includes the ownership of 603,448 Common Shares by Nirmala Rametra, Surinder's wife, and 297,865 Common Shares, 35,000 Series J Preferred Shares and 35,000 Series J Preferred Shares owned by Amit Rametra, Surinder's son. The foregoing figure does not include the following shares owned by members of Mr. Rametra's family for which Mr. Rametra disclaims beneficial ownership: Ashok Rametra - 1,150,705 Common Shares, 300,000 Series J Preferred Shares and 100,000 Series K Preferred Shares; Munish Rametra - 275,462 Common Shares, 20,000 Series J Preferred Shares and 20,000 Series K Preferred Shares; Seema Wasil - 141,935 Common Shares, 45,000 Series J Preferred Shares and 45,000 Series K Preferred
     Shares; Mona Sutaria - 9,032 Common Shares; Rajnish Rametra - 2,536,104 Common Shares, 30,000 Series J Preferred shares and 10,000 Series K Preferred Shares; Vijay Rametra - 162,357 Common Shares, 30,000 Series J Preferred Shares and 10,000 Series K Preferred Shares; Harry Gupta - 208,333 Common Shares, 150,000 Series J Preferred Shares and 50,000 Series K Preferred Shares; Priya Rametra - 75,000 Series J Preferred Shares and 25,000 Series K Preferred Shares; Puja Rametra - 75,000 Series J Preferred Shares and 25,000 Series K Preferred Shares and Sumeet Rametra 75,000 Series J Preferred Shares and 25,000 Series K Preferred Shares. None of such shares which aggregate a total of 5,593,928 votes representing 27.6% of the outstanding voting securities of the Company are reflected in the table above.

(4) Mr. Bathla is the President and a Director of the Company. The foregoing figure does not include the following shares owned by members of Mr. Bathla's family for which Mr. Bathla disclaims beneficial ownership:
     Nuripinder Kauer Bathla - 10,631 Common Shares; Kamal J. Singh - 176,923 Common Shares and Parmjit Singh - 16,441 Common Shares. None of such shares which aggregate a total of 203,995 votes representing 1% of the outstanding voting securities of the Company are reflected in the table above.

(5) Shares of Series D and E Preferred Stock are convertible into shares of Common Stock based upon the average bid and asked price of the Company's Common Stock during the six month period commencing February 6, 1997 and expiring August 6, 1997. Mr. Bathla is also entitled to receive additional shares of the Company's Preferred Stock and Common Stock over the next two years (See "Certain Transactions").

(6) Rajnish Rametra is the brother of Surinder Rametra and Ashok Rametra. The foregoing figure includes shares owned by his wife and children. The foregoing figure does not include the following shares owned by members of Mr. Rametra's family for which Mr. Rametra disclaims beneficial ownership:
     Surinder Rametra - 2,724,166 Common Shares, 225,000 Series J Preferred Shares and 165,000 Series K Preferred Shares; Ashok Rametra - 1,150,705 Common Shares, 300,000 Series J Preferred Shares and 100,000 Series K Preferred Shares; Munish Rametra - 275,462 Common Shares, 20,000 Series J Preferred Shares and 20,000 Series K Preferred Shares; Seema Wasil - 141,935 Common Shares, 45,000 Series J Preferred Shares and 45,000 Series K

     Preferred Shares; Mona Sutaria - 9,032 Common Shares; Vijay Rametra - 162,357 Common Shares, 30,000 Series J Preferred Shares and 10,000 Series K Preferred Shares; Harry Gupta - 208,333 Common Shares, 150,000 Series J
     Preferred Shares and 50,000 Series K Preferred Shares; Priya Rametra - 75,000 Series J Preferred Shares and 25,000 Series K Preferred Shares; Puja Rametra - 75,000 Series J Preferred Shares and 25,000 Series K Preferred Shares and Sumeet Rametra 75,000 Series J Preferred Shares and 25,000
     Series K Preferred Shares. None of such shares which aggregate a total of 6,131,990 votes representing 30.3% of the outstanding voting securities of the Company are reflected in the table above.

ITEM 13.  CERTAIN TRANSACTIONS

                 Transactions Between Sun and the Former MCS and
                                SCSI Shareholders

     The following transaction between the Company, Surinder Rametra Ashok Rametra, MCS and SCSI took place in connection with the Company's acquisition of MCS and SCSI and the issuance by the Company of in excess of 90% of the Company's then outstanding voting securities.

                Agreements Between Sun, SCSI and MCS Shareholders

     In November 1993 Surinder Rametra the Chief Executive Officer and Chairman of the Company began discussions with Raghbir Lambda, the sole director, shareholder and controlling person of Sun Corporation (2000) Limited ("Sun"). Mr. Rametra and Mr. Lambda have known each other since 1990. Mr. Rametra at such time was both shareholder of SCSI and MCS and a member of the Board of Directors of both of such companies. The Company had been advised that Sun was engaged in the business of investing in private and public companies. Mr. Rametra and Mr. Lambda discussed the potential purchase by Sun of 100% of both MCS and SCSI. Various negotiations ensued between the parties and a verbal agreement was reached regarding the terms of sale of MCS and SCSI to Sun for an aggregate maximum purchase price of $10,000,000 payable in securities of a publicly traded company. In accordance with the verbal agreement, Mr. Rametra on behalf of the SCSI and MCS Shareholders would have the right to approve or disapprove the securities of a particular public company as payment for the MCS and SCSI Shares. Accordingly, during the period from November 1993 through May 1994, Messrs. Rametra and Lambda discussed potential transactions involving the delivery by Sun to the MCS and SCSI Shareholders of the Shares of various public companies. In May 1994 discussions began regarding the sale by Sun of the MCS and SCSI shares to the Company. Mr. Rametra agreed to accept the securities of the Company on behalf of the MCS and SCSI Shareholders, as suitable for payment of the MCS and SCSI purchase price. At such time the verbal agreement reached between Sun and Mr. Rametra on behalf of the MCS and SCSI shareholders in 1993 was memorialized.

     Surinder Rametra and related parties (the "SCSI Shareholders") sold 100% of the issued and outstanding shares of capital stock of SCSI to Sun. In consideration for the SCSI Shares, Sun was required to deliver to the SCSI
Shareholders shares of a publicly traded Company's Common Stock ("Public Shares") with a market value of $2,000,000 over a two year period. Sun is also required to deliver to the SCSI Shareholders (i) for a period of three years, Public Shares with a value of $500,000 payable upon SCSI reporting audited revenues in an amount equal to or greater than $15,000,000 for the first year and 10% growth thereafter; and (ii) for a period of three years additional Public Shares with a value of $500,000 payable upon receipt of audited pre-tax income on behalf of SCSI equal to or greater than $400,000 for the first year with 10% growth thereafter. Sun agreed that in the event it entered into any further agreement to sell the SCSI shares prior to the payment of all compensation to the SCSI Shareholders, Sun would hold the consideration received by it for the SCSI shares (up to the amount owed to the SCSI Shareholder) for the benefit of the SCSI shareholders. In the event of a default by Sun in the payment of any compensation to the SCSI Shareholders all consideration held by Sun 2000 from the sale of SCSI shares to a third party would be immediately deliverable to the SCSI Shareholders. In partial satisfaction of its obligations to the SCSI Shareholders, Sun has delivered shares of Series B Preferred Stock convertible into shares of Common Stock of the Company to Essential Metals

Industry Inc. ("EMI"), a company that is an affiliate of the SCSI Shareholders and the Company's President, Ashok Rametra. The shares delivered to EMI were acquired by Sun upon the sale by Sun to the Company of the SCSI shares as well as 100% of the issued and outstanding shares of MCS. Sun is required to deliver to the SCSI Shareholders the balance of the Public Shares described above.

     Surinder Rametra,  Ashok Rametra,  Rajnish Rametra, Vijay Rametra and Harry
L. Gupta (the "MCS Shareholders") sold 100% of the issued and outstanding shares of capital stock of MCS Inc. ("MCS") to Sun. Ashok Rametra, Rajnish Rametra, and Vijay Rametra are the brothers of Surinder Rametra. Harry L. Gupta is the brother-in-law of Surinder and Ashok Rametra. In consideration for the MCS Shares, Sun was required to deliver to the MCS Shareholders shares of a publicly traded Company's Common Stock ("Public Shares") with a market value of $2,000,000 over a two year period. Sun is also required to deliver to the MCS Shareholders (i) for a period of three years Public Shares with a value of $500,000 payable upon MCS reporting audited revenues in an amount equal to or greater than $15,000,000 for the first year and 10% growth thereafter; and (ii) for a period of three years additional Public Shares with a value of $500,000 payable upon receipt of audited pre-tax income on behalf of MCS equal to or greater than $400,000 for the first year with 10% growth thereafter. Sun agreed that in the event it entered into any further agreement to sell the MCS shares prior to the payment of all compensation to the MCS Shareholders, Sun would hold the consideration received by it for the MCS shares (up to the amount owed to MCS Shareholders) for the benefit of the MCS Shareholders. In the event of a default by Sun in the payment of any compensation to the MCS Shareholders, all consideration held from the sale of MCS shares to a third party would be immediately deliverable to the MCS Shareholders. In partial satisfaction of its obligation to the MCS Shareholders, Sun has delivered shares of Series B Preferred Stock of the Company convertible into Common Stock of the Company to EMI, a company that is an affiliate of Ashok Rametra and Surinder Rametra. The shares delivered to EMI were acquired by Sun upon the sale by Sun to the Company of the SCSI and MCS shares. Sun is required to deliver to the MCS Shareholders the balance of the Public Shares described above.

     As further partial payments to the MCS and SCSI Shareholders, Sun delivered to such holders in May 1995 an aggregate of an additional 1,653.8 shares of Series B Preferred Stock representing 400,000 shares of the Company's Common Stock. The Company's Board has agreed to exchange these shares of the Company's Common Stock held by MCS and SCSI Shareholders for a new class of Series I Preferred Stock with an aggregate par value of $2,000,000. The Series I Preferred Stock will be convertible into $2,000,000 of the Company's Common Stock commencing in July 1996 based upon the average of the Company's bid and asked prices for shares of Common Stock as reported in the over-the-counter market during the ten day trading period preceding July 1, 1996 ("Exchange Price"). In the event that the Exchange Price is less than the average of the bid and asked prices for the Company's Common Stock during the ten day trading period prior to December 31, 1996, additional Common Shares will be issued so that an aggregate of $2,000,000 in shares of Common Stock will be delivered upon conversion of all Series I Shares. Each share of Series I Preferred Stock possesses one vote. In July 1996, 390,000 of such shares were exchanged for 1,666,665 shares of the Company's Common Stock.

     In August 1995, Sun and the MCS and SCSI shareholders entered into an agreement pursuant to which all obligations owed by Sun to such shareholders were satisfied by Sun's transfer to the MCS and SCSI shareholders of an aggregate of 5,312.9 shares of Series B Preferred Stock representing 1,284,978 shares of the Company's Common Stock. These shares were ultimately converted into 84,978 Common Shares and the right to receive 800,000 shares of a new Series J Preferred Stock with an aggregate par value of $4,000,000, 400,000 shares of a new class of Series K Preferred Stock with an aggregate par value of

$2,000,000. The Series J Preferred Stock will be convertible into $4,000,000 of the Company's Common Stock commencing in July 1997 based upon the average of the bid and ask prices for shares of the Company's Common Stock as reported in the over-the-counter market during the ten trading days preceding July 1, 1997 ("1997 Exchange Price"). In the event that the 1997 Exchange Price is less than the average of the bid and ask prices for the Company's Common Stock during the ten day trading period prior to December 31, 1997, additional Common Shares will be issued so that an aggregate of $4,000,000 in shares of Common Stock will be delivered upon conversion of all Series J Preferred Stock. The Series K
Preferred Stock will be convertible into $2,000,000 of the Company's Common Stock commencing in July 1998 based upon the average of the Company's bid and ask prices for shares of Common Stock as reported in the over-the-counter market during the ten day trading period preceding July 1, 1998 ("1998 Exchange Price"). In the event that the 1998 Exchange Price is less than the average of the bid and ask prices for the Company's Common Stock during the ten day trading period prior to December 31, 1998, additional Common Shares will be issued so that an aggregate of $2,000,000 in shares of Common Stock will be delivered upon conversion of all Series J Shares. Each share of Series J and Series K Preferred Stock possess one vote.

                         The Stock Acquisition Agreement

     In June 1994 pursuant to a stock acquisition agreement ("Acquisition Agreement") the Company acquired 100% of the outstanding shares of Common Stock of SCSI and MCS in exchange for the issuance by the Company of 94,431 shares of its Common Stock and 30,900 Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 241.86 votes per share and is convertible into Common Stock at the rate of 241.86 shares of Common Stock. Accordingly, the holders of the Company's Series B Preferred Stock possess voting control over the Company. Upon closing of the Acquisition Agreement, Surinder Rametra was appointed Chairman of the Board of the Company, Chief Executive Officer and Secretary and Surinder's brother, Ashok Rametra became the President, Treasurer, Chief Financial Officer and a Director of the Company. As described above upon closing of the Acquisition Agreement EMI received from Sun shares of Series B Preferred Stock convertible into 1,034,971 shares of the Company's Common Stock.

                        Transactions with Robert Martire

     In connection with the acquisition by the Company of SCSI and MCS, the Company's prior sole officer and director, Robert Martire agreed to resign his position with the Company. In connection with his resignation Mr. Martire received certain payments in satisfaction and termination of his employment agreement and other obligations with the Company. Mr. Martire's Employment Agreement required the Company to pay to him an annual salary of $260,000 per year through July 31, 1997. Accordingly, the Company was obligated to make further payments to Mr. Martire of approximately $540,000 under the terms of the Employment Agreement. The Company believed that it was in its best interests to have the Employment Agreement terminated and make to Mr. Martire the following payments in settlement of all claims which Mr. Martire possessed against the Company. Under the terms of the Acquisition Agreement and subsequent arrangements, the Company paid Mr. Martire the following: (i) the sum of $100,000; (ii) 88,968 post-split shares of the Company's Common Stock (which shares the Company agreed to register under an S-8 Registration Statement) at the time such shares were issued the bid price of the Company's Common Stock was $3.125; and (iii) 250,000 shares of stock of a NASDAQ Small Cap Market company valued at $200,000. The Company was required to pay to Mr. Martire the difference between proceeds realized upon the sale of Sun stock and $150,000. Since the sales proceeds realized by Mr. Martire on the sale of such securities were only $77,522, the Company was required to deliver to Mr. Martire an additional $72,425, $18,475 of such sum was paid on June 1, 1995 and $9,000 on August 11, 1995. The total dollar figure attributable to payments made to Mr. Martire (valuing the 88,968 post split shares referred to in (ii) above at $3.125 per share) was $528,025. In December 1995 the Company and Mr. Martire agreed to settle all sums due and owning to Mr. Martire through the issuance of 60,000 Shares of the Company's Common Stock, which shares have been registered for resale.

                    Transactions with Balwinder Singh Bathla

     In connection with the acquisition by the Company of ACS, the Company agreed to issue to Balwinder Singh Bathla 100,000 shares of Series D Preferred Stock with an aggregate par value of $500,000 on the day of the closing, 100,000 additional shares of Series D Preferred Stock with an aggregate par value of $500,000 on the three month anniversary of the closing; 200,000 shares of Series E Preferred Stock with an aggregate par value of $1,000,000 on the one year anniversary of the closing; and 66,800 shares of Series F Preferred Stock with an aggregate par value of $334,000 upon delivery of certain financial information to the Company. In addition the Company agreed to issue to Mr. Bathla shares of the Company's Common Stock up to a maximum value of $1,664,000 over a three year period subject to ACS meeting certain performance criteria of the minimum annual revenues of $12,600,000, plus 10% in annual increases and minimum annual income before taxes of $315,000, plus 10% in annual increases. These performance related Common Stock payments will be valued according to the average of the closing bid and ask prices of the Company's shares during the 10 day trading period preceding December 31 of each year. In connection with the Stock Purchase Agreement, ACS and Mr. Bathla entered into an employment agreement whereby Mr. Bathla is to serve as President of ACS through December 31, 1997. Mr. Bathla shall receive an annual base salary at the rate of $135,000 for the first year of employment, which rate shall be increased by 10% per annum. Mr. Bathla shall be eligible to receive an annual cash and/or stock bonus, the amount and timing of which will be in the sole discretion of the Company's Board of Directors. Mr. Bathla shall also be entitled to receive a mandatory stock bonus payable in connection with the delivery of financial statements indicating specified levels of annual revenue and pre-tax income on behalf of ACS. The 1994 mandatory bonus consisted of 1 share of Series G Preferred Stock, which share has been earned by Mr. Bathla. Mandatory bonuses for the subsequent years shall be payable in Common Stock of the Company upon demonstration that ACS meets specified minimum levels of annual revenues and pre-tax income. In July 1995 Mr. Bathla's Series F and G Preferred Shares were converted into an aggregate of 344,118 shares of Common Stock.

     The Company also guaranteed payment by ACS to Mr. Bathla of an aggregate of $750,000 together with 10% interest thereon by December 31, 1997. As of June 30, 1996 and 1995, the balance owed by ACS to Mr. Bathla was $228,322 and $396,246 respectively. ACS and the Company entered into a verbal agreement whereby the Company agreed to provide corporate services such as product purchasing, customer referrals and general management advisory services on behalf of ACS. The Company was compensated at the rate of $250 per hour for such services plus 75% of increases in ACS' gross margins which resulted from such services. The total amount earned by the Company in this regard at December 31, 1994 was $200,000. Of such amount $120,000 was for general management advisory service and the balance of $80,000 from improvements to ACS' gross margins. The agreement continued until the closing of the Company's acquisition of ACS.

                       Transactions with CONY Shareholders

     In connection with the acquisition of CONY, the Company agreed to issue to Arvinder Gulati, Patrick Hagerty and Kenneth Bohacs (collectively the "CONY Shareholders") an aggregate of 437,990 shares of the Company's Common Stock and 200,000 shares of Series D $5.00 par value Preferred Stock. 100,000 of the Series D Shares were delivered to the CONY Shareholders as of the closing and the balance were delivered six months thereafter. The Company also agreed to issue to the CONY Shareholders additional shares of the Company's Common Stock with a maximum value of $1,000,000 over the next three fiscal years subject to CONY meeting certain minimum revenue and gross profit benchmarks. These additional shares are to be valued based upon the closing bid and ask price of the Company's Common Stock as reported during ten trading days prior to the end of each subject fiscal year.

     In connection with the Stock Purchase Agreement, the CONY Shareholders entered into employment agreements with CONY pursuant to which Mr. Gulati will serve as the Chief Executive Officer of CONY, Mr. Hagerty will serve as CONY's President and Mr. Bohacs as CONY's Secretary. Messrs. Gulati and Hagerty will each receive an annual salary of $120,000 per year subject to annual increases. Mr. Bohacs will receive an annual salary of $24,000 per year subject to annual increases. The CONY Shareholders will be entitled to participate in a stock bonus pool which will entitle them to receive additional shares of the Company's Common Stock based upon CONY meeting specified levels of revenues and pre-tax income during CONY's next three fiscal years.

     CONY and the Company entered into a verbal agreement whereby the Company agreed to provide corporate services such as product purchasing, customer referrals and general management advisory services on behalf of CONY. The Company was compensated at the rate of $250 per hour for such services plus a percentage of increases in CONY's gross margins which resulted from such services. The total amount earned by the Company in this regard from January 1, 1995 through March 31, 1995 was $175,000. 60% of such amount was for general management advisory service and the balance from improvements to CONY's gross margins. The agreement continued until the closing of the Company's acquisition of CONY.

                Transactions with Innovative Business Micros Inc.

     In June, 1996, the Company acquired 100% of the outstanding capital stock of Innovative Business Micros, Inc., a computer integrator located in Long Island. Innovative was formerly owned by Surinder Rametra and Ashok Rametra, the Company's Principal Executive Officer and Principal Financial Officer respectively, and Rajnish Rametra the brother of Surinder and Ashok. The consideration for the acquisition was the issuance by the Company of an aggregate of 4,900,000 shares of the Company's Common Stock to the former shareholders of Innovative. The terms of the acquisition were not negotiated in an arms-length manner and there can be no assurance that an unaffiliated company would have paid less consideration for Innovative than paid by the Company. The Acquisition will be accounted for as a pooling of interest. (see "Business General").

     Sale and Purchase of Goods Between SCSI, MCS, ACS, CONY, Innovative and Affiliates

     During the period from July 1, 1995 to June 30, 1996, the Company's subsidiaries SCSI, MCS, ACS, and Innovative sold and purchased goods to and from each other as well as Essential Metals Inc., ESCI Inc., Compudata, Empire State Computer International, Inc. ("Empire") and Micro Systems Leasing and Rental, Inc. ("MSLR"). These corporations, with the exception of Empire are affiliates of Surinder Rametra and/or Ashok Rametra. Empire is an affiliate of ACS. These goods consisted of computer hardware and related products. The following summarizes these related transactions. The Company believes that the terms of such transactions were at least as favorable to the Company as would have been reached with unaffiliated parties.

              AMOUNT OF GOODS PURCHASED BY MCS FROM RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1996         JUNE 30, 1995
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------

Innovative Business Micros Inc.             $ 107,016             $ 29,539
SCSI                                        $  47,909             $ 94,393
ESCI Inc.                                   $     -.-             $   -.-
Essential Metals, Inc.                      $     -.-             $   -.-
Compudata                                   $     -.-             $   -.-
ACS                                         $  14,637             $  8,190
CONY                                        $  49,963             $ 39,020
Empire State Computer
International, Inc.                         $    -.-              $   -.-

                 AMOUNT OF GOODS SOLD BY MCS TO RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1996         JUNE  30, 1996
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------

Innovative Business Micros Inc.             $ 131,811             $   1,560
SCSI                                        $  18,012             $ 200,558
ESCI Inc.                                   $     -.-             $ 228,310
Essential Metals, Inc.                      $     -.-             $    -.-
Compudata                                   $     -.-             $    -.-
ACS                                         $ 233,952             $ 216,777
CONY                                        $   6,616             $ 215,190
Empire State Computer International, Inc.   $     -.-             $    -.-

             AMOUNT OF GOODS PURCHASED BY SCSI FROM RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1996         JUNE 30, 1995
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------

Innovative Business Micros Inc.             $  13,737             $   14,812
MCS                                         $  18,012             $  200,558
ESCI Inc.                                   $    -.-              $     -.-
Essential Metals, Inc.                      $    -.-              $     -.-
Compudata                                   $    -.-              $     -.-
ACS                                         $  13,166             $   4,695
CONY                                        $ 183,920             $ 158,829
Empire State Computer International, Inc.   $     -.-             $     -.-

                 AMOUNT OF GOODS SOLD BY SCSI TO RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1996         JUNE 30, 1995
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------

Innovative Business Micros Inc.             $ 194,463             $ 471,028
MCS                                         $  47,909             $  94,393
ESCI Inc.                                   $    -.-              $    -.-
Essential Metals, Inc.                      $    -.-              $    -.-
Compudata                                   $    -.-              $    -.-
ACS                                         $ 305,746             $    -.-
CONY                                        $ 665,638             $    -.-
Empire State Computer International, Inc.   $    -.-              $    -.-
MSLR                                        $  99,004             $    -.-

              AMOUNT OF GOODS PURCHASED BY ACS FROM RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1996         JUNE 30, 1995
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------

Innovative Business Micros Inc.             $    -.-              $    -.-
SCSI                                        $ 305,746             $  82,341
ESCI Inc.                                   $    -.-              $    -.-
Essential Metals, Inc.                      $    -.-              $    -.-
Compudata                                   $    -.-              $    -.-
MCS                                         $ 233,952             $ 216,777
Empire State Computer International, Inc.   $    -.-              $     -.-
CONY                                        $ 141,409             $     -.-


                 AMOUNT OF GOODS SOLD BY ACS TO RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1996         JUNE 30, 1995
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------

Innovative Business Micros Inc.             $     -.-             $     -.-
SCSI                                        $   13,166            $   4,595
ESCI Inc.                                   $     -.-             $     -.-
Essential Metals, Inc.                      $     -.-             $     -.-
Compudata                                   $     -.-             $     -.-
MCS                                         $   14,637            $     -.-
Empire State Computer International, Inc.   $     -.-             $     -.-
CONY                                        $   20,150            $  17,204

             AMOUNT OF GOODS PURCHASED BY CONY FROM RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1996         JUNE 30, 1995
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------

Innovative Business Micros Inc.             $    -.-              $    -.-
SCSI                                        $ 665,638             $ 165,011
ESCI Inc.                                   $    -.-              $    -.-
Essential Metals, Inc.                      $    -.-              $    -.-
Compudata                                   $    -.-              $    -.-
MCS                                         $   6,616             $ 215,190
Empire State Computer International, Inc.   $    -.-              $    -.-
ACS                                         $  20,150             $  17,204

                 AMOUNT OF GOODS SOLD BY CONY TO RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1995         JUNE 30, 1995
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------

Innovative Business Micros Inc.             $    -.-              $    -.-
SCSI                                        $ 183,920             $ 158,829
ESCI Inc.                                   $    -.-              $    -.-
Essential Metals Inc.                       $    -.-              $    -.-
Compudata                                   $    -.-              $    -.-
MCS                                         $   79,963            $  39,020
Empire State Computer International, Inc.   $     -.-             $    -.-
ACS                                         $  141,409            $    -.-

          AMOUNT OF GOODS PURCHASED BY INNOVATIVE FROM RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1996         JUNE 30, 1995
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------

CONY                                        $    -.-              $   -.-
SCSI                                        $ 194,463             $   -.-
ESCI Inc.                                   $    -.-              $   -.-
Essential Metals, Inc.                      $    -.-              $   -.-
Compudata                                   $    -.-              $   -.-
MCS                                         $  131,811            $   -.-
Empire State Computer International, Inc.   $    -.-              $   -.-
ACS                                         $    -.-              $   -.-

              AMOUNT OF GOODS SOLD BY INNOVATIVE TO RELATED PARTIES

                                            YEAR ENDED            YEAR ENDED
                                            JUNE 30, 1996         JUNE 30, 1995
NAME                                        AMOUNT                AMOUNT
----                                        -------------         -------------
CONY                                        $    -.-              $  -.-
SCSI                                        $  13,737             $  -.-
ESCI Inc.                                   $    -.-              $  -.-
Essential Metals Inc.                       $    -.-              $  -.-
Compudata                                   $    -.-              $  -.-
MCS                                         $ 107,016             $  -.-
Empire State Computer International, Inc.   $    -.-              $  -.-
ACS                                         $    -.-              $  -.-


     As of June 30, 1995 and June 30, 1994 Surinder Rametra was indebted to SCSI in the amount of $123,169 and $212,195 respectively. Subsequent to June 30, 1995, the loan, with the exception of approximately $16,000, was repaid by Mr. Rametra.

     ACS and Innovative borrowed funds from Ashok Rametra, Balwinder Singh Bathla and Rajnish Rametra in order to assist the cash flow requirements of ACS and Innovative. The following loans were outstanding as of dates indicated.

                                LOANS OWED BY ACS
                                -----------------

                          06/30/96         06/30/95     Interest      Maturity
Lender                    Amount           Amount       Rate          Date
------                    --------         --------     --------      --------

Balwinder Singh Bathla    $228,322         $396,246     10%           12/31/97

                            LOANS OWED BY INNOVATIVE
                            ------------------------

                          06/30/96         06/30/95     Interest      Maturity
Lender                    Amount           Amount       Rate          Date
------                    --------         --------     --------      --------

Rajnish Rametra           $500,000         $230,000     10%           06/30/97
Ashok Rametra             $150,000         $   -.-      10%           06/30/97

     In September 1995, S&N Associates, a company controlled by Surinder Rametra, loaned a total of $50,000 to the Company, bearing interest at the rate of 10% per annum. The loan was paid on December 27, 1995.

     During the year ended June 30, 1995, Surinder Rametra advanced $335,000 to the Company for working capital purposes. $303,000 of such funds were repaid to Mr. Rametra. At June 30, 1995, after giving effect to prior year advance/repayment transactions, Mr. Rametra owed the Company $30,524. This balance was repaid to the Company subsequent to June 30, 1995.

     During the year ended June 30, 1996, Ashok Rametra advanced the Company $125,000, bearing interest at the rate of 10% per annum. The loan was repaid prior to March 31, 1996.

     Surinder Rametra, Ashok Rametra, Balwinder Singh Bathla, Rajnish Rametra and the CONY Shareholders have personally guaranteed the respective obligations owed by SCSI, MCS, ACS, Innovative and CONY to Deutsche Financial Services ("Deutsche") in connection with inventory financing advanced by Deutsche.

     MCS's  office  located in Albany,  New York is leased  pursuant  to a lease expiring in June 2003. The lease requires annual rental payments of approximately $96,600 through 1998 and $108,192 thereafter, plus all expenses and taxes attributable to the operation of the premises. This facility is leased from 1962 Central Avenue Realty Associates (a partnership) controlled by former stockholders of MCS and SCSI.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ATEC GROUP, INC.


                                  By: /s/ Surinder Rametra
                                      -----------------------------------------
                                      Surinder Rametra, Chief Executive Officer

Dated:  September 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Surinder Rametra                                   September 27, 1996
-----------------------------------------
Surinder Rametra, Chairman of the Board and
 Chief Executive Officer (Principal Executive Officer)

/s/ Ashok Rametra                                      September 27, 1996
-----------------------------------------
Ashok Rametra, Chief Financial Officer, Treasurer,
 and Director (Principal Financial Officer and
 Principal Accounting Officer)

/s/ Balwinder Singh Bathla                             September 27, 1996
-----------------------------------------
Balwinder Singh Bathla, President and Director

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                    I N D E X
                                    ---------

                                                                              Page No.
                                                                              --------
INDEPENDENT AUDITORS' REPORT OF WEINICK, SANDERS & CO. LLP.................     F-1

INDEPENDENT AUDITOR'S REPORT OF YOHALEM GILLMAN & COMPANY .................     F-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
        OF BIANCULLI, PASCALE & CO. P.C. ..................................     F-3

INDEPENDENT AUDITOR'S REPORT OF GEORGE S. GOLDBERG ........................     F-4

FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as at June 30, 1996 and 1995 ..........     F-5

        Consolidated and Combined Statements of Operations
           For the Years Ended June 30, 1996, 1995 and 1994 ...............     F-6

        Combining Statements of Operations of Micro Computer Store, Inc.,
              Sun Computer and Software, Inc. and Innovative Business
              Micros, Inc.
           For the Year Ended June 30, 1994 ...............................     F-7

        Consolidated and Combined Statements of Cash Flows
           For the Years Ended June 30, 1996, 1995 and 1994 ............... F-8 - F-10

        Combining Statement of Cash Flows of Micro Computer Store, Inc.,
              Sun Computer and Software, Inc. and Innovative Business
              Micros, Inc.
           For the Year Ended June 30, 1994 ............................... F-11 - F-12

        Consolidated Statements of Stockholders' Equity
           For the Years Ended June 30, 1994, 1995 and 1996 ............... F-13 - F-16


NOTES TO FINANCIAL STATEMENTS ............................................. F-17 - F-42

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and have therefore been omitted or the required information is shown in the Financial Statements or the Notes thereto.

                   [Letterhead of Weinick, Sanders & Co. LLP]

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
ATEC Group, Inc.

We have audited the accompanying consolidated balance sheet of ATEC Group, Inc. and Subsidiaries (formerly Hillside Bedding, Inc. and Subsidiaries) as at June 30, 1996, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries as at June 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                  /s/ Weinick, Sanders & Co. LLP

New York, New York
August 21, 1996

[Letterhead of Yohalem Gillman & Company]

                          Independent Auditor's Report

Shareholders and Board of Directors
ATEC Group, Inc.

     We have audited the consolidated balance sheet of ATEC Group, Inc. (formerly Hillside Bedding, Inc.) and Subsidiaries as of June 30, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (before restatement for the 1996 pooling-of-interests, and not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries at June 30, 1995 and the consolidated results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Yohalem Gillman & Company
New York, New York
October 4, 1995

                 [LETTERHEAD OF BIANCULLI, PASCALE & CO. P.C.]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
ATEC Group, Inc. and Subsidiaries

     We have audited the accompanying consolidated statement of stockholders' equity of ATEC Group, Inc. and Subsidiaries (formerly Hillside Bedding, Inc. and Subsidiaries) as of June 30, 1994 prior to its restatement for the June 14, 1996 pooling of interest discussed below and in the accompanying notes to the financial statement. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statement referred to above presents fairly in all material respects, the consolidated stockholders' equity of ATEC Group, Inc. and Subsidiaries for the year ended June 30, 1994, in conformity with generally accepted accounting principles.

     As more fully described in the accompanying notes to the financial statements, on June 23, 1994, Hillside Bedding, Inc. acquired all of the outstanding common stock of Micro Computer Store, Inc. and Sun Computer and Software, Inc. These acquisitions have been treated for accounting purposes, as a consolidation and merger of Micro Computer Store, Inc. and Sun Computer and Software, Inc. and an acquisition by them of ATEC Group, Inc. and Subsidiaries because, among other factors, the assets revenues and net earnings of Micro Computer Store, Inc. and Sun Computer and Software, Inc. significantly exceeded those of ATEC Group, Inc. and Subsidiaries and the management of these companies control the Company after the acquisition.

     We have also examined the historical statements of operations and cash flows of Micro Computer Store, Inc. and Sun Computer and Software, Inc. for the year ended June 30, 1994. These financial statements give effect to the consolidation and merger of these companies as discussed above and in the notes to the financial statement, as if their consolidation and merger was effected as of July 1, 1992. Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances.

     In our opinion, the historical statements of operations and cash flows described above present fairly, in all material respects, the results of operations and cash flows for the year ended June 30, 1994 in conformity with generally accepted accounting principles.

     On June 14, 1996, ATEC Group, Inc. and Subsidiaries acquired all of the stock of Innovative Business Micros, Inc., accounted for under the pooling of interests method. We previously audited and reported on the consolidated statement of stockholders' equity of ATEC Group, Inc. and Subsidiaries as of June 30, 1994. The contribution of ATEC Group, Inc. and Subsidiaries to total stockholders' equity represented 60.6 percent of the respective restated total. Separate financial statements of Innovative Business Micros, Inc. included in the restated consolidated statement of stockholders' equity were audited and reported on separately by other auditors whose report is separately presented herein.


                                               /s/ Bianculli, Pascale & Co. P.C.

Farmingdale, NY
September 22, 1994
(Except in regard to the historical
 combining statements of operations and
 cash flows which date is March 20, 1995)

               INDEPENDENT AUDITOR'S REPORT OF GEORGE S. GOLDBERG

                               George S. Goldberg
                          Certified Public Accountant

To the Board of Directors and Stockholders
Atec Group, Inc.

I have audited the accompanying balance sheets of Innovative Business Micros, Inc. as of September 30, 1995 and the related statements of income, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Business Micros, Inc. as of September 30, 1995 and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.


                                                     /s/ George S. Goldberg
                                                     George S. Goldberg
                                                     Certified Public Accountant

Roslyn Heights, New York
December 12, 1995

                        ATEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                            June 30,
                                                  ----------------------------
                                                     1996              1995
                                                  -----------      -----------
Current assets:
   Cash                                           $ 1,667,031      $   919,095
   Accounts receivable - net                        5,152,005        5,910,749
   Inventories                                      2,813,937        1,726,541
   Current portion of note receivable -
      officer                                            -              16,218
   Due from officers and related parties                6,124           65,791
   Deferred taxes                                      42,773           15,213
   Other current assets                               413,712          319,982
                                                  -----------       ----------
              Total current assets                 10,095,582        8,973,589

Property and equipment - net                          514,910          434,624
Goodwill - net                                      2,614,445        2,108,096
Note receivable - officer                                -              94,691
Other assets                                           97,196          113,938
                                                  -----------      -----------

                                                  $13,322,133      $11,724,938
                                                  ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit                       $ 2,085,054      $ 2,960,633
   Accounts payable                                 1,274,896        2,395,601
   Notes payable - related parties                    650,000             -
   Accrued expenses                                 1,008,154          774,371
   Deferred sales tax obligation                      553,052          502,052
   Due to related parties                                -              25,000
   Other current liabilities                          709,188          206,754
                                                  -----------       ----------
              Total current liabilities             6,280,344        6,864,411

Notes payable - related parties                       228,322          918,291
                                                  -----------      -----------

              Total liabilities                     6,508,666        7,782,702
                                                  -----------      -----------

Commitments and contingencies

Stockholders' equity:

   Preferred stocks                                11,353,068        3,338,193
   Common stock                                       218,765          177,321
   Additional paid-in capital                       5,026,332        2,855,666
   Discount on preferred stocks                  (  9,361,100)    (  1,167,000)
   Deficit                                       (    423,598)    (  1,261,944)
                                                  -----------      -----------
              Total stockholders' equity            6,813,467        3,942,236
                                                  -----------      -----------
                                                  $13,322,133      $11,724,938
                                                  ===========       ===========

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                                For the Years Ended June 30,
                                         -------------------------------------------
                                             1996           1995            1994
                                         ------------   ------------    ------------
Net sales ............................   $ 81,812,045   $ 47,565,542    $ 43,474,764
Cost of sales ........................     74,354,590     42,860,603      39,683,590
                                         ------------   ------------    ------------
Gross profit .........................      7,457,455      4,704,939       3,791,174
                                         ------------   ------------    ------------
Operating expenses:
   Selling and administrative ........      5,962,547      4,563,337       4,043,171
   Amortization of goodwill -
      computer businesses ............        168,285         52,655            --
   Write-off of media advertising
      credit .........................           --          448,011            --
                                         ------------   ------------    ------------

              Total operating expenses      6,130,832      5,064,003       4,043,171
                                         ------------   ------------    ------------

Income (loss) from operations ........      1,326,623  (     359,064)  (     251,997)
                                         ------------   ------------    ------------
Other income (expense):
   Charge-off of goodwill relating to
      the acquisition of Hillside ....           --       (2,045,628)           --
   Loss on marketable securities .....           --    (       4,136)  (      17,577)
   (Loss) gain on sale of property
      and equipment ..................  (       8,372)         4,432            --
   Dividend and interest income ......         45,866         22,708          59,555
   Interest expense ..................  (     150,949) (     138,553)  (      48,051)
   Management fees ...................           --          375,000            --
   Other income ......................         39,718         45,433         104,512
                                         ------------   ------------    ------------
Total other income (expense) .........  (      73,737) (   1,740,744)         98,439
                                         ------------   ------------    ------------

Income (loss) before income taxes ....      1,252,886  (   2,099,808)   (    153,558)
Provision for income taxes ...........        414,540        151,546          72,521
                                         ------------   ------------    ------------
Net income (loss) ....................   $    838,346  ( $ 2,251,354)   ($   226,079)
                                         ============   ============    ============

Net earnings (loss) per share:
   Primary ...........................   $        .04  ($        .25)  ($        .04)
                                         ============   ============    ============

   Fully diluted .....................   $        .04  ($        .25)   $        N/A
                                         ============   ============    ============

   Weighted average number of
      shares - primary ...............     20,476,062      8,872,333       5,289,573
                                         ============   ============    ============

   Weighted average number of
      shares - fully diluted .........     20,476,062      8,872,333      13,136,972
                                         ============   ============    ============

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                        COMBINING STATEMENT OF OPERATIONS

                        FOR THE YEAR ENDED JUNE 30, 1994

                                                                           Innovative
                                            Micro         Sun Computer      Business
                                           Computer       and Software,      Micros,        Elimina-      Combined
                                         Store, Inc.          Inc.            Inc.           tions          Total
                                         -----------      -------------     ---------       --------      ---------
Net Sales                                $13,504,221      $11,977,026      $18,386,621      $393,104      $43,474,764
Cost of sales                             12,271,573       11,390,528       16,414,593       393,104       39,683,590
                                         -----------      -----------      -----------      --------      -----------
Gross profit                               1,232,648          586,498        1,972,028          -           3,791,174
                                         -----------      -----------      -----------      --------      -----------
Operating expenses                         1,563,741          603,787        1,875,643          -           4,043,171
                                         -----------      -----------      -----------      --------      -----------
Income (loss) from
   operations                           (    331,093)    (     17,289)          96,385          -        (    251,997)
                                         -----------      -----------       ----------      --------      -----------
Other income (expense):
   Unrealized loss on val-
      uation of marketable
      securities                                -        (     15,985)            -             -        (     15,985)
   Net loss on sale of
      marketable securities                     -        (      1,592)            -             -        (      1,592)
   Interest income                             4,721           38,126           16,708          -              59,555
   Other income                                 -              72,543           31,969          -             104,512
   Interest expense                     (     14,209)    (     33,842)            -             -        (     48,051)
                                         -----------      -----------      -----------      --------      -----------
Total other income
   (expense)                            (      9,488)          59,250           48,677          -              98,439
                                         -----------      -----------       ----------      --------      -----------
Income (loss) before
   income taxes                         (    340,581)          41,961          145,062          -         (   153,558)
Provision for income
   taxes                                        -              11,271           61,250          -              72,521
                                         -----------      -----------      -----------      --------      -----------
Net income (loss)                       ($   340,581)     $    30,690      $    83,812      $   -        ($   226,079)
                                         ===========      ===========      ===========      ========      ===========
Net loss per share:

   Primary                                                                                               ($       .04)
                                                                                                          ===========
   Fully diluted                                                                                              N/A
                                                                                                          ===========
Weighted average number of shares - primary                                                                 5,289,573
                                                                                                          ===========
Weighted average number of shares - fully diluted                                                          13,136,972
                                                                                                          ===========

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                            For the Years Ended June 30,
                                                  ------------------------------------------------
                                                      1996             1995              1994
                                                  ----------       ------------       ------------
Cash flows from operating activities:
   Net income (loss)                               $  838,346      ($2,251,354)       ($  226,079)
   Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities:
      Depreciation and amortization                   104,030           81,837             58,611
      Amortization of goodwill - computer
         businesses                                   168,285           52,655               -
      Charge-off of goodwill relating to
         the acquisition of Hillside                     -           2,045,628               -
      Write-off of media advertising credits             -             448,011               -
      Expenses incurred and charged to
         earnings by issuance of capital
         stock                                         43,000          204,319               -
      Loss on sale of marketable securities              -               4,136               -
      Loss (gain) on sale of property and
         equipment                                      8,372      (     4,432)              -
      Unrealized losses on marketable
         securities                                      -                -                15,985
      Changes in assets and liabilities, net
         in 1995 of effects from purchase of
         ACS and CONY:
            Accounts receivable                       758,744      (    99,488)         3,117,406
            Receivables from officers and
               related parties                         59,667             -                14,897
            Inventories                           ( 1,087,396)     (    11,848)       (    64,675)
            Deferred taxes                        (    27,560)     (     8,928)             4,380
            Other current assets                  (    93,730)     (   371,029)               347
            Other assets                               16,742      (    49,666)              -
            Revolving inventory line
               of credit                          (   875,579)       1,800,254        ( 1,302,426)
            Accounts payable                      ( 1,120,705)     ( 1,532,065)       ( 2,128,464)
            Accrued expenses                          278,783            3,322        (   245,006)
            Deferred sales tax obligation              51,000           58,840               -
            Payables to related parties           (    25,000)            -                19,115
            Other current liabilities                 256,297      (    99,567)       (    43,383)
                                                   ----------       ----------         ----------
      Net cash (used in) provided by
         operating activities                     (   646,704)         270,625        (   779,292)
                                                   ----------       ----------         ----------

                        ATEC GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                             For the Years Ended June 30,
                                                  ------------------------------------------------
                                                      1996             1995              1994
                                                  ----------       ------------       ------------
Cash flows from investing activities:
   Addition to goodwill relating to the
      acquisition of Hillside                      $     -          ($  156,475)       $     -
   Addition to goodwill relating to the
      acquisition of ACS and CONY                        -          (    22,528)             -
   Purchase of property and equipment             (   206,388)      (    89,733)      (   281,753)
   Security deposits                                     -                 -                1,568
   Sales of marketable securities                        -                6,864            11,917
   Sale of property and equipment                      13,700            13,195              -
   Payments of notes receivable - officer             110,909       (      -   )             -
                                                   ----------        ----------        ----------
Net cash used in investing activities             (    81,779)      (   248,677)      (   268,268)
                                                   ----------        ----------        ----------

Cash flows from financing activities
   Payment of bank overdraft assumed
      net of cash acquired in ACS and
      CONY acquisitions                                  -           (  112,113)             -
   Issuance of capital stock                        1,250,251              -               25,000
   Repayment of bank loan                                -                 -          (   150,000)
   Proceeds from notes payable -
      related party                                                     618,975              -
   Repayments from related parties                    650,000              -              149,878
   Advances from related parties                         -              928,180         1,045,000
   Repayments to related parties                  (   689,969)      (   933,101)      (    59,022)
   Bank overdraft                                     266,137           163,134              -
                                                   ----------        ----------        ----------
Net cash provided by financing
   activities                                       1,476,419           665,075         1,010,856
                                                   ----------        ----------        ----------

Net increase (decrease) in cash                       747,936           687,023       (    36,704)

Cash - beginning of year                              919,095           232,072 (*)       268,092
                                                   ----------        ----------        ----------

Cash - end of year                                 $1,667,031        $  919,095        $  231,388
                                                   ==========        ==========        ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year:
      Income taxes                                 $  292,635        $  228,559        $   78,124
                                                   ==========        ==========        ==========
      Interest                                     $  103,357        $   81,121        $   57,905
                                                   ==========        ==========        ==========

(*)   Includes $684 of Hillside Bedding, Inc. as of June 30, 1994

                        ATEC GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                      For the Years Ended June 30,
                                                ---------------------------------------
                                                   1996          1995           1994
                                                ----------    ----------     ----------
Supplemental Schedules of
      Non-Cash Transactions:

   Issuance of common stock for services       $    7,998     $   24,000     $  200,000
                                               ==========     ==========     ==========

   Issuance of common stock in
      satisfaction of debt                     $   45,000     $     -        $     -
                                               ==========     ==========     ==========
   Issuance of common and preferred
      stock in lieu of note and loan
      repayments                               $   20,000     $1,220,223     $     -
                                               ==========     ==========     ==========
   Issuance of shares of  common  and
     preferred  stock in  connection
     with the acquisition  of all  the
     outstanding  shares  of  capital
     stock  of ACS, resulting in the
     recording of goodwill                     $  283,000     $1,496,000     $     -
                                               ==========     ==========     ==========

   Issuance of shares of  common  and
     preferred  stock in  connection
     with the acquisition  of all the
     outstanding  shares  of  capital
     stock  of CONY, resulting in the
     recording of goodwill                     $  391,634     $  665,000     $     -
                                               ==========     ==========     ==========

   Issuance of preferred stock in
      settlement of class action suit
      against former bedding operation         $   35,000     $     -        $     -
                                               ==========     ==========     ==========
   Issuance of common stock in exchange
      for cancellation of employment
      agreement                                $     -        $  179,716     $     -
                                               ==========     ==========     ==========

   Issuance of preferred stock in
      satisfaction of terms of an
      employment agreement                     $     -        $   86,470     $     -
                                               ==========     ==========     ==========
   Conversion of Series H preferred
      stock resulting in additional
      stockholders' equity                     $     -        $    7,517     $     -
                                               ==========     ==========     ==========
   Acquisition of all  outstanding
     shares of  common  stock of SCSI
     and MCS for shares of common and
     preferred stock of the Company,
     resulting in:

     Increase in stockholders' equity          $     -        $     -        $1,142,969
                                               ==========     ==========     ==========
      Recording of goodwill                    $     -        $  836,000     $1,210,000
                                               ==========     ==========     ==========

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                        COMBINING STATEMENT OF CASH FLOWS

                        FOR THE YEAR ENDED JUNE 30, 1994

                                                                    Sun
                                                                  Computer         Innovative
                                                 Micro              and             Business
                                               Computer           Software,          Micros,            Combined
                                              Store, Inc.           Inc.              Inc.                Total
                                            -------------        ----------        ----------           --------
Cash  flows from operating activities:
   Net income (loss)                        ($  340,581)         $ 30,690          $   83,812         ($  226,079)
   Noncash items included in net
         earnings:
      Depreciation and amortization              24,556            22,133              11,922              58,611
      Unrealized loss on marketable
         securities                                -               15,985                -                 15,985
   Changes in:
      Accounts receivable                     2,779,732           205,419             132,255           3,117,406
      Accounts receivable -
         related party                       (    6,186)           14,229                -                  8,043
      Note receivable - officer                    -                6,854                -                  6,854
      Inventory                                 155,105         ( 266,131)             46,351         (    64,675)
      Prepaid expenses                            4,186             3,161         (     2,620)              4,727
      Accounts payable - trade              ( 1,110,920)           27,642         ( 1,045,186)        ( 2,128,464)
      Revolving inventory line of
         credit - net                       ( 1,729,009)        (  32,594)            459,177         ( 1,302,426)
      Accounts payable - related party           19,115              -                   -                 19,115
      Accrued expenses                      (    44,552)        ( 153,023)          (  47,431)        (   245,006)
      Other current liabilities                    -                 -              (  43,383)        (    43,383)
                                             ----------          --------            --------          ----------

Net cash used by operating
   activities                               (   248,554)        ( 125,635)          ( 405,103)        (   779,292)
                                             ----------          --------            --------          ----------

Cash  flows from investing activities:
   Purchase of property and
      equipment                             (   271,191)        (   6,762)          (   3,800)          ( 281,753)
   Security deposits                               -                1,568                -                  1,568
   Sales of marketable securities                  -               11,917                -                 11,917
                                             ----------        ----------            --------          ----------
Net cash provided (used) by
   investing activities                     (   271,191)            6,723           (   3,800)        (   268,268)
                                             ----------        ----------            --------          ----------


      Balance (carried forward)             (   519,745)        ( 118,912)          ( 408,903)        ( 1,047,560)
                                             ----------          --------            --------          ----------

                        ATEC GROUP, INC. AND SUBSIDIARIES

                        COMBINING STATEMENT OF CASH FLOWS

                        FOR THE YEAR ENDED JUNE 30, 1994

                                                              Sun
                                                           Computer      Innovative
                                              Micro           and          Business
                                            Computer       Software,        Micros,             Combined
                                           Store, Inc.        Inc.           Inc.                 Total
                                           ----------       --------      ----------            --------
Balance Forward                           ($  519,745)     ($118,912)    ($  408,903)         ($1,047,560)
                                           ----------       --------      ----------           ----------
Cash flows from financing activities:
   Contribution of capital                     25,000           -               -                  25,000
   Repayments of bank loan                       -         ( 150,000)           -             (   150,000)
   Repayments from related parties               -           149,878            -                 149,878
   Advances from related parties              680,000           -            365,000            1,045,000
   Repayments to related parties                 -         (  59,022)           -             (    59,022)
                                           ----------       --------        --------           ----------
Net cash provided (used) by
   financing activities                       705,000      (  59,144)        365,000            1,010,856
                                           ----------       --------        --------           ----------
Net increase (decrease) in cash               185,255      ( 178,056)      (  43,903)         (    36,704)

Cash at beginning of period                     5,104        209,473          53,515              268,092
                                           ----------       --------        --------           ----------
Cash at end of period                      $  190,359       $ 31,417        $  9,612           $  231,388
                                           ==========       ========        ========           ==========
Supplemental Disclosures of
   Cash Flow Information:

      Income taxes                         $     -          $  3,796        $ 74,328           $   78,124
                                           ==========       ========        ========           ==========
      Interest                             $   14,209       $ 33,842        $  9,854           $   57,905
                                           ==========       ========        ========           ==========

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996


                                                          Common Stock                 Preferred Stocks
                                                    ----------------------      -----------------------------
                                                      Shares       Amount         Shares            Amount
                                                    ----------    --------      ---------       -------------
Balance at June 30, 1993                              184,276     $ 18,427         31,000        $     3,100

Acquisition of Innovative in a
   pooling of interests                             4,900,000       49,000          --                 --

Sale of common stock for cash                         202,811       20,281          --                 --

Shares issued as compensation                          50,000        5,000          --                 --

Conversion of Series A preferred
   stock on June 10, 1994                               2,922          292        ( 2,922)       (       292)

June 23, 1994 transactions:
   Stock issued for acquisition                        94,413        9,441         30,900              3,090
   Capital contribution                                 --           --             --                 --

Hillside net loss for fiscal 1994                       --           --             --                 --

Elimination of Hillside deficit                         --           --             --                 --

Paid-in capital and retained earnings
   of acquiring companies                               --           --             --                 --
                                                 ------------     --------      ---------        -----------
Balance at June 30, 1994 (carried
   forward)                                         5,434,422      102,441         58,978              5,898
                                                 ------------     --------      ---------        -----------

                                               Additional    Discount on         Retained         Total
                                                 Paid-in       Preferred         Earnings     Stockholders'
                                                 Capital         Stock          (Deficit)        Equity
                                               ----------     -----------     -------------   --------------
Balance at June 30, 1993                        $5,200,210     $    --        ($4,293,218)     $  928,519

Acquisition of Innovative in a
   pooling of interests                            119,100          --            503,173         671,273

Sale of common stock for cash                    1,760,229          --              --          1,780,510

Shares issued as compensation                      195,000          --              --            200,000

Conversion of Series A preferred
   stock on June 10, 1994                            --             --              --              --

June 23, 1994 transactions:
   Stock issued for acquisition                  1,130,438          --              --          1,142,969
   Capital contribution                            185,000          --              --            185,000

Hillside net loss for fiscal 1994                    --             --        ( 4,069,413)    ( 4,069,413)

Elimination of Hillside deficit                ( 8,362,631)         --          8,362,631           --

Paid-in capital and retained earnings
   of acquiring companies                          280,000          --            582,848         862,848
                                                ----------     ----------      ----------      ----------
Balance at June 30, 1994 (carried
   forward)                                        507,346          --          1,086,021       1,701,706
                                                ----------     ----------      ----------      ----------


                        ATEC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996


                                                     Common Stock                  Preferred Stocks
                                              -------------------------        ---------------------------
                                                Shares          Amount          Shares          Amount
                                              ----------       --------        ---------     -------------
Balance at June 30, 1994
   (brought forward)                          5,434,422      $  102,441          58,978       $    5,898

Stock dividend on Preferred
   Series A                                        --              --             3,100              310

Conversion of Preferred Series A
   for common stock                               1,947              20          (1,947)      (      195)

Shares issued for the cancellation
   of an employment agreement                    88,968             890            --               --

Shares issued for conversion of
   Preferred Series B                         4,400,609          44,006         (18,196)      (    1,820)

Shares issued on conversion of
   notes payable, including interest            181,335           1,813            --               --

Shares issued for services                       40,000             400            --               --

Shares of Preferred stock for the
     acquisition of American Computer
     Systems, Inc.
   Series D                                        --              --           200,000        1,000,000
   Series E - issued February 6, 1996              --              --           200,000        1,000,000
   Series F - issued October 6, 1995               --              --            66,800          334,000
                                             ----------      ----------      ----------       ----------
Balance (carried forward)                    10,147,281         149,570         508,735        2,338,193
                                             ----------      ----------      ----------       ----------

                                        Additional      Discount on           Retained            Total
                                         Paid-in         Preferred            Earnings        Stockholders'
                                         Capital           Stock              (Deficit)          Equity
                                        ----------      -----------         -------------     ------------
Balance at June 30, 1994
   (brought forward)                    $  507,346        $     --           $1,086,021        $1,701,706

Stock dividend on Preferred
   Series A                                   --                --            (     310)             --

Conversion of Preferred Series A
   for common stock                            175              --                 --                --

Shares issued for the cancellation
   of an employment agreement              178,826              --                 --             179,716

Shares issued for conversion of
   Preferred Series B                  (    42,186)             --                --                 --

Shares issued on conversion of
   notes payable, including interest       453,496              --                 --             455,309

Shares issued for services                  23,600              --                 --              24,000

Shares of Preferred stock for the
     acquisition of American Computer
     Systems, Inc.
   Series D                                   --            (500,000)              --             500,000
   Series E - issued February 6, 1996         --                --                 --           1,000,000
   Series F - issued October 6, 1995          --            (167,000)              --             167,000
                                         ----------        ---------         ----------       -----------
Balance (carried forward)                1,121,257          (667,000)         1,085,711         4,027,731
                                         ----------        ---------         ----------       -----------

                        ATEC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996


                                                          Common Stock             Preferred Stocks
                                                     ----------------------   ---------------------------
                                                       Shares       Amount      Shares         Amount
                                                     ----------    --------   ---------     -------------
Balance (brought forward)                            10,147,281   $149,570      508,735      $ 2,338,193

Shares issued for conversion
   of notes payable                                     520,000      5,200        --               --

Shares of Preferred Series H - issued
   for conversion of notes payable                        --         --          83,520              835

Shares issued for the acquisition
   of CONY Computer Systems, Inc.:
     Common stock                                       437,990      4,380        --               --
     Preferred Series D                                   --         --         100,000          500,000
     Preferred Series D - issued
     September 30, 1995                                   --         --         100,000          500,000

Shares issued for conversion
   of loans payable                                     981,878      9,819        --               --

Shares of Preferred stock issued for
     compensation per employment
     agreement:
   Series G issued in July 1995                           --         --               1            --

Shares issued for conversion of
   Preferred Series H                                   835,200      8,352   (   83,520)     (       835)

Net loss for the year                                     --         --           --               --
                                                     ----------   --------    ---------      -----------
Balance at June 30, 1995                             12,922,349    177,321      708,736        3,338,193
                                                     ----------   --------    ---------      -----------


                                                  Additional     Discount on       Retained        Total
                                                   Paid-in       Preferred         Earnings     Stockholders'
                                                   Capital         Stock          (Deficit)        Equity
                                                  ----------     -----------     -------------   ---------
Balance (brought forward)                         $1,121,257    ($  667,000)     $1,085,711      $4,027,731

Shares issued for conversion
   of notes payable                                  155,875          --              --            161,075

Shares of Preferred Series H - issued
   for conversion of notes payable                   449,548          --              --            450,383

Shares issued for the acquisition
   of CONY Computer Systems, Inc.:
     Common stock                                    443,570          --              --            447,950
     Preferred Series D                                --       (   250,000)          --            250,000
     Preferred Series D - issued
     September 30, 1995                                --       (   250,000)          --            250,000

Shares issued for conversion
   of loans payable                                  598,946          --              --            608,765

Shares of Preferred stock issued for
     compensation per employment
     agreement:
   Series G issued in July 1995                       86,470          --              --             86,470

Shares issued for conversion of
   Preferred Series H                                  --             --              --              7,517

Net loss for the year                                  --             --        ( 2,347,655)    ( 2,347,655)
                                                  ----------     ----------      ----------      ----------
Balance at June 30, 1995                           2,855,666    ( 1,167,000)    ( 1,261,944)      3,942,236
                                                  ----------     ----------      ----------      ----------


                        ATEC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                         Common Stock             Preferred Stocks
                                                      Shares       Amount      Shares         Amount
                                                    ----------    --------   ---------     -------------
Balance at June 30, 1995
   (brought forward)                                 12,922,349   $177,321      708,736      $ 3,338,193

Shares issued for conversion of
   Preferred Series F and G                             344,119      3,441   (   66,801)    (    334,000)

Shares issued for services                               20,004        200        --               --

Shares issued for conversion of
   Preferred Series B                                 1,119,897     11,199    1,188,754        5,998,875

Shares issued for conversion of
   Preferred Series I                               (   400,000) (   4,000)     390,000        2,000,000

Shares issued for satisfaction
   of debts                                             116,281      1,163        --               --

Shares issued in a private placement                  1,860,941     18,609        --               --

Expenses of private placement                             --         --           --               --

Shares issued to shareholder of ACS                     352,847      3,528        --               --

Shares issued to shareholders of CONY                   430,359      4,304        --               --

Issuance of Series C Preferred                            --         --         350,000          350,000

Warrant exercised                                       300,000      3,000        --               --

Net income for the year                                   --         --           --               --
                                                     ----------   --------    ---------      -----------
Balance at June 30, 1996                             17,066,797   $218,765    2,570,689      $11,353,068
                                                     ==========   ========    =========      ===========
                                                   Additional       Discount on     Retained         Total
                                                     Paid-in         Preferred      Earnings      Stockholders'
                                                     Capital           Stock       (Deficit)         Equity
                                                    ----------      -----------   -------------     ---------
Balance at June 30, 1995
   (brought forward)                                $2,855,666     ($1,167,000)    ($1,261,944)     $3,942,236

Shares issued for conversion of
   Preferred Series F and G                            213,659         116,900           --              --

Shares issued for services                               7,798           --              --              7,998

Shares issued for conversion of
   Preferred Series B                              (    10,074)    ( 6,000,000)          --              --

Shares issued for conversion of
   Preferred Series I                                    --        ( 1,996,000)          --              --

Shares issued for satisfaction
   of debts                                             63,839           --              --             65,002

Shares issued in a private placement                 1,056,142           --              --          1,074,751

Expenses of private placement                      (    49,500)          --              --        (    49,500)

Shares issued to shareholder of ACS                    279,472           --              --            283,000

Shares issued to shareholders of CONY                  387,330           --              --            391,634

Issuance of Series C Preferred                           --        (   315,000)          --             35,000

Warrant exercised                                      222,000           --              --            225,000

Net income for the year                                  --              --            838,346         838,346
                                                    ----------      ----------      ----------      ----------
Balance at June 30, 1996                            $5,026,332     ($9,361,100)    ($  423,598)     $6,813,467
                                                    ==========      ==========      ==========      ==========

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996, 1995 AND 1994

NOTE 1 - GENERAL AND ACCOUNTING POLICIES.

   Organization and Presentation of Financial Statements:

     ATEC Group, Inc. (the "Company" or "ATEC") was incorporated under the laws of the State of Delaware on July 17, 1992 under the name Hillside Bedding, Inc. ("Hillside"). On December 14, 1995, Hillside Bedding, Inc.'s shareholders approved a change of the Company's name to ATEC Group, Inc. ("ATEC"). This name change was primarily to reflect the change in the Company's focus from the operation of retail bedding stores to the operation of stores that specialize in the sale and service of computer business systems. Prior to February 1994, the Company operated a chain of retail bedding stores and two franchises. Each store was operated as a wholly owned subsidiary. In 1994, due to recurring losses and substantial negative working capital, the Company closed its retail bedding stores.

     On June 23, 1994, the Company acquired, in a stock for stock transaction, two microcomputer distributors, Sun Computer and Software, Inc. ("SCSI") located in East Northport, NY and Micro Computer Store, Inc. ("MCS") located in Albany, NY. For accounting purposes, the acquisition of SCSI and MCS was treated as a consolidation and merger of these companies and an acquisition by them of Hillside, because, among other factors, the assets, revenues and earnings of MCS and SCSI significantly exceeded those of the Company and the management of MCS and SCSI controlled the Company subsequent to the acquisition. These acquisitions resulted in a change in the reporting entity for the Registrant. As the acquisition constituted a change in the reporting entity, the combined statements of operations and cash flows of MCS and SCSI for the year ended June 30, 1994 have been presented herein as those of the reporting entity. These combined statements of operations and cash flows do not include any of the bedding operations. The consolidated statement of stockholders' equity for the year ended June 30, 1994 presents the Company's changes in stockholders' equity for fiscal 1994 and the accounting effects of the change in reporting entity.

  Organization and Presentation of Financial Statements:
   (continued)

     On February 6, 1995, the Company acquired all of the stock of American Computer Systems, Inc. and its wholly owned subsidiary, Laptop and Office Solutions, Inc. ("ACS"), located in New York City, NY. On March 31, 1995, the Company acquired all the stock of CONY Computer Corp. ("CONY") located in Norwalk, CT. The consolidated statements of operations and cash flows for the year ended June 30, 1995 include the accounts of ACS and CONY since their dates of acquisition.

     On June 14, 1996, ATEC acquired all the stock of Innovative Business Micros, Inc. ("Innovative") located in Hauppauge, NY. The acquisition of Innovative has been accounted for under the pooling of interests method and, accordingly, the consolidated and combined financial statements have been restated to include the accounts and operations of Innovative retroactively to the beginning of all periods presented.

   Principal Business Activity:

     The Company operates in one industry segment and is engaged primarily in the sale of computer hardware and software to businesses, professionals, governmental units and educational institutions. Additionally, the Company sells hardware and software to the consumer market in New York City, NY, Albany, NY, East Northport, NY, Hauppauge, NY, and Norwalk, CT. The Company also provides its customers with a full spectrum of computer services and technical support (revenues derived from such services are not significant).

   Summary of Significant Accounting Policies:

    Consolidation Policy:

     The accompanying consolidated financial statements include the accounts of ATEC Group, Inc. and all its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

    Inventories:

     Inventories are stated at the lower of cost or market using the first-in, first-out cost method. Inventories consist of microcomputer hardware, software and related peripheral, and accessory finished products.

   Property and Equipment:

     Property and equipment are carried at cost less accumulated depreciation. When assets are sold or retired, the cost and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and replacements which substantially extend the lives of the assets are capitalized.

     Depreciation is computed on either straight-line or accelerated methods over useful lives ranging from 5 to 10 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

   Goodwill:

     Goodwill relating to the acquisitions of CONY and ACS is being amortized over a period of fifteen years.

   Revenue Recognition:

     The Company recognizes revenue at the time products are shipped to its customers, or when sales are made on a "cash and carry" basis.

   Income Taxes:

     The Company adopted, as of June 30, 1992, Statement of Financial Accounting Standards No. 109 which utilizes a balance sheet approach for financial accounting and reporting of income taxes, and requires that deferred tax assets and liabilities be established at income tax rates expected to apply to taxable income in periods in which the deferred tax asset or liability is expected to be settled or realized.

   Earnings Per Share:

     The primary income (loss) per share for 1996 and 1995 has been calculated based on the weighted average number of common shares outstanding during the year. Common stock equivalents were considered in the primary per share data in 1996 and not included in 1995 because their effect would be anti-dilutive. All the convertible preferred stocks and the contingent issuances of common stock pursuant to business acquisition and employment agreements were included in 1996 and excluded from the computation of fully diluted per share data in 1995 because the effect of their inclusion would be anti-dilutive. The assumed exercise of the warrants outstanding were not included in the primary and fully diluted earnings per share computations as they were not dilutive in 1996 and anti-dilutive in 1995 and 1994.

    Earnings Per Share: (continued)

     Had the conversions of debt and preferred stocks in 1995 taken place at the beginning of the year, the primary loss per share for 1995 would have been $(.18).

     The per share data for 1994 has been calculated based on the weighted average shares outstanding (5,289,573 shares) and assuming that the acquisition shares were outstanding for the full period. Fully diluted earnings per share (13,136,972 shares) are based on the assumption that all common stock equivalents were converted as of the beginning of the year. Earnings per share have been restated for all periods presented to include the acquisition of Innovative.

    Reclassification:

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

    Combining Financial Statements and Principles of Combination:

     The combining statements of operations and cash flows for 1994 present the combined results of operations and cash flows of MCS and those of SCSI for the year ended June 30, 1994 and the results of operations of Innovative for the year ended September 30, 1994. These financial statements give effect to the consolidation and merger of these companies (but not Hillside) as if their consolidation and merger was effected as of July 1, 1993.

    Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times, may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of customers comprising the Company's customer base. Management continually reviews its trade receivables credit risk and has adequately allowed for potential losses.

    Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    New Accounting Standards:

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for the year ended June 30, 1996. This statement establishes accounting standards for the impairment of long-lived assets (including goodwill) to be held and used as well as those to be disposed of. The statement requires management to periodically review these assets in light of certain events or circumstances which may effect the recoverability or carrying value of said assets and to adjust the value downward or to dispose of the asset accordingly. The adoption of this standard did not have a material effect on the Company's financial position or its results of operations.

     Although the Company does not presently have any stock-based compensation plans, the Company is considering the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting for stock-based employee compensation plans.

NOTE 2 - ACQUISITIONS.

     Sun 2000:

     On June 23, 1994, the Company, pursuant to the terms of a stock acquisition agreement with Sun 2000 (a corporation organized under the laws of the British Virgin Islands) exchanged 94,413 shares (944,131 pre-reverse split shares) of its common stock and 30,900 (309,000 pre-reverse split shares) of its Series B Convertible voting preferred stock for 100% of the common stock of both SCSI and MCS. Each of the preferred shares was convertible to 241.86 shares of common stock and has the equivalent current voting rights for the first two years subsequent to issuance; thereafter, the conversion ratio is one-to-one with each preferred share receiving one vote.

     The transaction was accounted for as a consolidation and merger of MCS and SCSI and an acquisition by these companies of Hillside, because, among other factors, the assets, revenues and earnings of MCS and SCSI significantly exceeded those of Hillside and the management of MCS and SCSI controlled the Company subsequent to the acquisition.

     At the date of acquisition, Hillside had liabilities in excess of its assets in the amount of approximately $900,000. This amount was, in effect, Micro Computer Store, Inc. and Sun Computer and Software, Inc.'s cost of the acquisition. Accordingly, this amount was attributed to goodwill. In addition, transaction expenses amounting to $310,000 were also included in goodwill, resulting in total goodwill at June 30, 1994 of $1,210,000. The additional costs of $310,000 were comprised of $110,000 for professional fees and $200,000 for the termination of an employment agreement with the former CEO of Hillside. Of the professional fees, approximately $50,000 was paid for by the stockholders of Sun 2000 on behalf of the Company.

     Preacquisition contingency adjustments and other previously contingent transaction expenses amounting to approximately $836,000 were recognized during the year ended June 30, 1995. These were comprised of: $368,000 to terminate employment agreements with former officers of Hillside, $287,000 of estimated losses relating to various legal proceedings associated with the former operations, $125,000 for a finders fee, and, $56,000 of various other net items.

     These amounts, totalling approximately $2,046,000, were recorded as goodwill, which is viewed as organizational costs and were amortized entirely during the year ended June 30, 1995.

    American Computer Systems Corp.:

     As of February 6, 1995 (the "Closing"), ATEC, pursuant to a Stock Purchase Agreement, acquired 100% of the issued and outstanding capital stock of American Computer Systems Corp., a New York corporation, and its wholly owned subsidiary, Laptop and Office Solutions, Inc. (hereinafter American Computer Systems Corp. and Laptop and Office Solutions, Inc. are collectively referred to as "ACS") from the sole shareholder of ACS. ACS is a computer systems integration company located in New York City. As consideration for the shares of ACS stock, the Company agreed to issue the Company's preferred stock as follows:

1. Shares of Series D Preferred Stock with an aggregate par value of $1,000,000;

2.   Shares of Series F Preferred Stock with an aggregate par value of $334,000;

3. Shares of Series E Preferred Stock with an aggregate par value of $1,000,000 on the one year anniversary of the Closing.

     The preferred shares have been valued based on the specified dollar amount equivalents of common stock of the Company into which they are convertible (see
Note 5), resulting in a discount from par value on their issuance.

     The Company also agreed to issue shares of the Company's common stock up to a maximum value of $1,664,000 over a three year period, subject to ACS meeting certain performance criteria of minimum annual revenues of $12,600,000 plus 10% annual increases and minimum annual income before taxes of $315,000 plus 10% annual increases. The performance related common stock payments will be valued according to the average of the closing bid and ask prices of the Company's shares during the ten-day trading period preceding December 31 of each year.

     The acquisition has been accounted for under the purchase method. The cost of the ACS acquisition at the closing date amounted to approximately $1,690,000, including the fair value of preferred stocks to be issued therefor. The investment in ACS exceeded the net assets acquired by approximately $1,496,000 which has been recorded as goodwill.

     Pursuant to the terms of the stock purchase agreement and based on the achievement of certain revenue and profitability criteria, the Company issued an additional 352,847 shares of its common stock valued at $283,000. This additional cost of the acquisition has been recorded as goodwill.

    CONY Computer Systems, Inc.:

     On March 31, 1995 (the "Closing"), ATEC, pursuant to the terms of a stock purchase agreement, acquired 100% of the issued and outstanding capital stock of CONY Computer Systems, Inc. (a Connecticut corporation located in Norwalk, CT). As consideration for the shares of CONY stock, the Company agreed to issue 437,990 shares of its common stock as well as shares of Series D Preferred Stock with an aggregate par value of $1,000,000.

     The preferred shares have been valued based on the specified dollar amount equivalents of common stock of the Company into which it is convertible (see
Note 5), resulting in a discount from par value on their issuance.

     The Company also agreed to issue shares of the Company's common stock up to a maximum value of $1,000,000 over a three year period subject to CONY meeting certain performance criteria of minimum annual revenues of $12,000,000 plus 10% annual increases and minimum annual income before taxes of $200,000 plus 10% annual increases. The performance-related common stock payments will be valued according to the average of the closing bid and ask prices of the Company's shares during the ten-day trading period preceding December 31 of each year.

     The acquisition has been accounted for under the purchase method. The cost of the CONY acquisition amounted to approximately $948,000, including the fair value of preferred stocks to be issued therefor. The investment in CONY exceeded the net assets acquired by approximately $665,000 which has been recorded as goodwill.
                                                                            F-23

     Pursuant to a Board of Directors resolution in June 1996, the Company issued 77,512 shares of its common stock valued at $108,634 to the former stockholders of CONY as an adjustment of the original purchase price. Additionally, pursuant to the terms of the stock purchase agreement and based on the achievement of certain revenue and profitability criteria, the Board authorized the issuance of an additional 352,847 shares valued at $283,000. The total additional cost of the acquisition of $391,634 has been recorded as goodwill.

    Innovative Business Micros, Inc.:

     On June 14, 1996, (the "closing"), the Company, pursuant to the terms of a stock purchase agreement, issued 4,900,000 shares of its common stock in exchange for all of the outstanding common stock of Innovative Business Micros, Inc. ("Innovative"). The acquisition has been accounted for under the pooling of interests method and, accordingly, the Company's consolidated and combined financial statements have been restated to include the accounts and operations of Innovative for the nine months ended June 30, 1996 and for the years ended September 30, 1995 and 1994.

    Pro Forma Information:

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Hillside, ACS and CONY had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments such as elimination of intercompany transactions, amortization of intangibles and related income tax effects. The summary also includes the results of operations of Innovative for the years ended September 30, 1995 and 1994. The summary does not include the former bedding operations of Hillside nor does it include adjustments relating to officer/employee compensation.

                                         1995                   1994
                                      (Unaudited)            (Unaudited)
                                      -----------            -----------

Net sales                             $70,865,000            $82,420,000

Net loss                             ($   539,000)          ($ 2,402,000)

Net loss per share - Primary         ($       .06)          ($       .42)


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.
                                                                            F-24

NOTE 3 -       NONMONETARY TRANSACTION.

     In February 1994, the Company entered into an agreement with the Intrac Group (a wholesale advertising agency/broker) under which it exchanged inventory for various credits including advertising and other business items. These credits were recorded based on the cost of the the Company's inventory (management's estimate of the credits' fair market value) of $548,000 less the cash paid by Intrac of $100,000. These credits were to be used by the Company to purchase various business items including advertising in various media. The terms of the agreement called for the Company to first reimburse Intrac for Intrac's wholesale cost of the advertising purchased; the Company could then utilize these credits to "pay" for the difference between Intrac's wholesale cost and the retail value that the Company would otherwise be required to pay. Management initially determined that it would either utilize these credits (requiring an estimated $2,250,000 in cash outlays) or sell them over the next several years.

     In June 1995, the Company tried to utilize a portion of the media advertising credits and discovered that the cash required was in excess of the cost of acquiring the product in the market place. The Company concluded that it would not be economically feasible to devote the effort necessary to utilize or sell these credits and therefore the credits were worthless. Accordingly, they were written off as a direct charge to operations in 1995. In May 1996, the Company sold the media advertising credits for $5,000.

NOTE 4 - DEFERRED SALES TAX OBLIGATION.

     In April, 1994, the Company negotiated a settlement with the New York State Department of Taxation and Finance regarding certain sales tax obligations whereby penalties were abated leaving a balance due of approximately $843,000. The agreement required an initial payment of $400,000 (which was paid on April 26, 1994) and subsequent monthly payments of $500 per month commencing on November 15, 1994 (of which $3,000 and $-0- was paid in fiscal years 1996 and 1995). Interest at 10% per annum accrues on balances outstanding. Any additional principal payments can be made at the Company's discretion. The aforementioned agreement provides for the parties to negotiate a formal deferred payment agreement on any balances outstanding as of April 25, 1995. The Company is awaiting a proposal from the taxing authorities.

     The balance outstanding at June 30, 1996 and 1995 amounted to $553,052 and $502,052, including accrued interest of $112,840 and $61,840, respectively.

NOTE 5 - EQUITY SECURITIES.

    Reverse Stock Split:

     On September 9, 1994, the Company split its Common, Series A Preferred and Series B Preferred shares outstanding, issuing one share in exchange for each ten shares outstanding (a "reverse" split). By action of the board of directors, the Company did not alter the amounts allocated between the stock accounts and additional paid-in capital. Per share information has been adjusted retroactively to reflect the reverse split in the accompanying consolidated financial statements and related notes as if it had occurred at the beginning of all periods persented.

    Capital Stock:

     The Company's capital stock consists of the following:

                                                                                   Amount
                                                                                 (including
                                                  Shares         Shares to       shares to
                                                  Issued         be Issued       be issued
                                 Shares            and             for              for
                               Authorized      Outstanding     Acquisition      acquisition)
                               ----------      -----------     -----------      ------------

June 30, 1996
Preferred Stocks:
   Series A cumulative
      convertible                29,233           29,231            -            $    2,923
   Series B convertible          12,704            1,458            -                   145
   Series C convertible         350,000          350,000            -               350,000
   Series D convertible         400,000          400,000            -             2,000,000
   Series E convertible         200,000          200,000            -             1,000,000
   Series F convertible          66,800             -               -                  -
   Series G convertible               1             -               -                  -
   Series H convertible            -                -               -                  -
   Series I convertible         390,000          390,000            -             2,000,000
   Series J convertible         800,000          800,000            -             4,000,000
   Series K convertible         400,000          400,000            -             2,000,000
                                              ----------         -------        -----------
      Total preferred                          2,570,689            -            11,353,068
                                              ----------         -------        -----------

Common stock                 70,000,000       17,066,797            -               218,765
                                              ----------         -------        -----------

June 30, 1995
Preferred Stocks:

   Series A cumulative
      convertible                29,233           29,231            -                 2,923
   Series B convertible          30,900           12,704            -                 1,270
   Series D convertible         400,000          300,000         100,000          2,000,000
   Series E convertible         200,000          200,000            -             1,000,000
   Series F convertible          66,800             -             66,800            334,000
   Series G convertible               1             -                  1               -
   Series H convertible          85,000             -               -                  -
   Series I convertible         390,000             -               -                  -
                                              ----------         -------         ----------
      Total preferred                            541,935         166,801          3,338,193
                                              ----------         -------         ----------

Common stock                 70,000,000       12,922,349            -               177,321
                                              ----------         -------         ----------

     On December 14, 1995, the Company's board of directors unanimously approved the increase of the number of authorized shares of the Company's common stock to 70,000,000 shares and preferred stock to 10,000,000 shares. The par value of the common stock is $.01.

    Series A Cumulative Preferred Stock:

     On February 2, 1993, the Company's board of directors adopted a resolution providing for the issuance of a Series A 10% cumulative convertible preferred stock, par value $.01.

     Outlined below is a summary of the more significant rights associated with these shares:

     o Dividend rights - The shares have a stated annual cumulative dividend rate of 10% each, beginning one year after issuance. The dividend for the first year is payable in shares of Series A preferred stock on the basis of one share for each ten shares held and thereafter in cash. These dividends are prior to any declaration or payment of any dividend on common shares or any stock ranking junior to these shares. In July 1994, the Company issued a stock dividend of 3,100 shares of Series A preferred stock in satisfaction of the first year dividend requirement. At June 30, 1996, the dividends in arrears aggregated $585.

     o    Voting rights - Each share has the right to one vote.

     o Dissolution rights - On liquidation of the Company, each preferred stockholder would be entitled to $100 per share plus any dividend arrearage.

     o Conversion - Commencing February 11, 1994, each stockholder may convert each share into one share of common stock.

     o Redemption - Commencing February 11, 1994, the Company may, but shall not be obligated to, redeem shares at a rate of $100 per share provided among other criteria that the trading price of the Company's common stock equals or exceeds $120 per share.

    Series B Convertible Preferred Stock:

     On June 23, 1994, the Company's board of directors adopted a resolution providing for the issuance of approximately 30,900 shares of Series B convertible preferred stock, par value $.01, in connection with an acquisition. Outlined below is a summary of the more significant rights associated with these shares:

     o Dividend rights - The shareholders have a stated annual non-cumulative dividend rate of $1 each, beginning on the second year after issuance, declaration of which is prior to any declaration or payment of any dividend on common shares or any stock ranking junior to these shares.

     o Voting rights - Until the second anniversary of the date of issuance, each preferred stockholder had the right to 241.86 votes for each share, thereafter each share has the right to one vote.

     o Dissolution rights - Until the second anniversary of the date of issuance, each stockholder was entitled to receive an amount equal to $2,418.60 per share prior to any distributions to common stockholders or other junior stockholders, thereafter each stockholder would be entitled to $10 per share.

     o Conversion - At the holder's option, each stockholder could convert each share into 241.86 shares of common stock until the second anniversary date, thereafter the shares are convertible on a one-to-one basis.

     These shares rank junior to the Company's Series A 10% cumulative convertible preferred stock.

     The Company's board of directors unaminously approved the decrease in the number of authorized shares of the Company's Series B preferred stock from 30,900 to 12,704.

    Series C Convertible Preferred Stock:

     On April 17, 1996, the Company's board of directors adopted a resolution providing for the issuance of 350,000 shares of Series C preferred stock, par value $1. Outlined below is a summary of the more significant rights associated with these shares:

     o Dividend rights - The shareholders shall not be entitled to any dividends, except as authorized at the sole discretion of the board of directors of the Company.

     o Voting rights - The holders of these shares have one vote per share at all meetings of the shareholders.

     o Dissolution rights - On the liquidation or dissolution of the Company, each preferred stockholder would be entitled to $5 per share plus any accrued dividends.

     o Conversions - The holders of these shares may convert ten shares into one share of the common stock of the Company.

    Series D Convertible Preferred Stock:

     On February 6, 1995, the Company's board of directors adopted a resolution providing for the issuance of 200,000 shares of Series D preferred stock, par value $5. On March 31, 1995, the Company's board adopted another resolution providing for an additional issuance of 200,000 shares of Series D preferred stock, par value $5. Outlined below is a summary of the more significant rights associated with these shares:

     o Dividend rights - The shareholders shall not be entitled to any dividends except as authorized at the sole discretion of the board of directors of the Company.

     o Voting rights - The holders of these shares have one vote per share at all meetings of the shareholders.

     o Dissolution rights - On the liquidation or dissolution of the Company, each preferred stockholder would be entitled to $5 per share plus any accrued dividends.

     o Conversion - Commencing February 6, 1997 through August 6, 1997, these shares may be exchangeable into shares of common stock of the Company with an aggregate market value of $1,000,000.

    Series E Convertible Preferred Stock:

     On February 6, 1995, the Company's board of directors adopted a resolution providing for the issuance of 200,000 shares of a Series E preferred stock, par value $5. Outlined below is a summary of the more significant rights associated with these shares:

     o Dividend rights - The stockholders shall not be entitled to any dividends except as authorized at the sole discretion of the board of directors of the Company.

     o Voting rights - The holders of these shares have one vote per share at all meetings of the shareholders.

     o Dissolution rights - On the liquidation or dissolution of the Company, each preferred stockholder would be entitled to $5 per share plus any accrued dividends.

     o Conversion - Commencing February 6, 1997 through August 6, 1997, these shares may be exchangeable into shares of common stock of the Company with an aggregate market value of $1,000,000.

    Series F Convertible Preferred Stock:

     On February 6, 1995, the Company's board of directors adopted a resolution providing for the issuance of 66,800 shares of Series F preferred stock, par value $5. Outlined below is a summary of the more significant rights associated with these shares:

     o Dividend rights - The stockholders shall not be entitled to any dividends except as authorized at the sole discretion of the board of directors of the Company.

     o Voting rights - The holders of these shares have one vote per share at all meetings of the shareholders.

     o Dissolution rights - On the liquidation or dissolution of the Company, each preferred stockholder would be entitled to $5 per share plus any accrued dividends.

     o Conversion - Commencing July 1, 1995 through July 31, 1995, these shares may be exchangeable into shares of common stock of the Company with an aggregate market value of $167,000. In August 1995, the shares were converted to common stock.

    Series G Convertible Preferred Stock:

     On February 6, 1995, the Company's board of directors adopted a resolution providing for the issuance of 1 share of Series G preferred stock, par value $.01. Outlined below is a summary of the more significant rights associated with these shares:

     o Dividend rights - The stockholders shall not be entitled to any dividends except as authorized at the sole discretion of the board of directors of the Company.

     o Voting rights - The holders of these shares have one vote per share at all meetings of the shareholders.

     o Dissolution rights - On the liquidation or dissolution of the Company, each preferred stockholder would be entitled to $5. per share plus any accrued dividends.

     o Conversion - Commencing July 1, 1995 through July 31, 1995, this share may be exchangeable into shares of common stock of the Company with an aggregate market value of $25,000 for every $1,000,000 in annual revenues in excess of $7,500,000 for the six month period July 1, 1994 through December 31, 1994. In August 1995, the share was converted to common stock.

    Series H Convertible Preferred Stock:

     On February 6, 1995, the Company's board of directors adopted a resolution providing for the issuance of 85,000 shares of Series H preferred stock, par value $.01. Outlined below is a summary of the more significant rights associated with these shares:

          o Dividend rights - The stockholders shall not be entitled to any dividends except as authorized at the sole discretion of the board of directors of the Company.

          o Voting rights - The holders of these shares have one vote per share at all meetings of the shareholders.

          o Dissolution rights - On the liquidation or dissolution of the Company, each preferred stockholder would be entitled to $.625 per share plus any accrued dividends.

          o Conversion - The holder of these shares may convert each share into ten shares of the common stock of the Company. This series was converted to common stock during fiscal 1995.

     The Company's board of directors unanimously approved the decrease in the number of authorized shares of the Company's Series H Preferred Stock from 85,000 to -0-.

    Series I Convertible Preferred Stock:

     On April 28, 1995, the Company's board of directors adopted a resolution providing for the issuance of 390,000 shares of a Series I preferred stock, par value $5.1282. Outlined below is a summary of the more significant rights associated with these shares:

          o Dividend rights - The stockholders shall not be entitled to any dividends except as authorized at the sole discretion of the board of directors of the Company.

          o Voting rights - The holders of these shares have one vote per share at all meetings of the shareholders.

          o Dissolution rights - On the liquidation or dissolution of the Company, each preferred stockholder would be entitled to $5 per share plus any accrued dividends.

          o Conversion - Commencing July 1, 1996 through December 31, 1996, each stockholder may convert each share into the equivalent number of shares of common stock of the Company with an aggregate market value of $2,000,000. The shares have been converted to common stock subsequent to year end.

     During July 1996, 390,000 shares of Series I Preferred Stock were converted to 1,666,665 shares of the Company's common stock.

    Series J Convertible Preferred Stock:

     In August 1995, the Company's board of directors adopted a resolution providing for the issuance of 800,000 shares of a Series J preferred stock, par value $5. Outlined below is a summary of the more significant rights associated with these shares:

          o Dividend rights - The stockholders shall not be entitled to any dividends except as authorized at the sole discretion of the board of directors of the Company.

          o Voting rights - The holders of these shares have one vote per share at all meetings of the shareholders.

          o Dissolution rights - On the liquidation or dissolution of the Company, each preferred stockholder would be entitled to $5 per share plus any accrued dividends.

          o Conversion - Commencing July 1, 1996 through December 31, 1997, these shares may be exchangeable into shares of common stock of the Company with an aggregate market value of $4,000,000.

    Series K Convertible Preferred Stock:

     In August 1995, the Company's board of directors adopted a resolution providing for the issuance of 400,000 shares of a Series K preferred stock, par value $5. Outlined below is a summary of the more significant rights associated with these shares:

          o Dividend rights - The stockholders shall not be entitled to any dividends except as authorized at the sole discretion of the board of directors of the Company.

          o Voting rights - The holders of these shares have one vote per share at all meetings of the shareholders.

          o Dissolution rights - On the liquidation or dissolution of the Company, each preferred stockholder would be entitled to $5 per share plus any accrued dividends.

          o Conversion - Commencing July 1, 1998 through December 31, 1998, these shares may be exchangeable into shares of common stock of the Company with an aggregate market value of $2,000,000.

   Warrants:

     At June 30, 1996, the Company had outstanding warrants entitling the holders to purchase common stock as follows:

                   Number of          Excercise             Expiration
      Class          Shares             Price                  Date
      -----        ---------          ---------             ----------

        X           925,000             $1.00            August 31, 1996
        Y           425,000              1.25            October 31, 1996
        Z           625,000              1.50            December 31, 1996
        -           620,000             84.00            February, 1998

     The warrants are not valued in the financial statements because the amounts are immaterial.

NOTE 6 - OPERATING LEASES.

     The Company conducts its operations under six noncancellable operating leases expiring at various dates through 2003. Future minimum rent payments are as follows:

        For the
          Year
         Ending
        June 30,            MCS            SCSI        CONY          ACS        Innovative          Total
      ----------        -------          -------      -------      -------      ----------         -------
         1997            $ 96,600        $34,590      $19,350      $40,800        $40,090          $231,430
         1998              96,600          5,765       13,500       34,000         24,053           173,918
         1999             108,192           -            -            -              -              108,192
         2000             108,192           -            -            -              -              108,192
         2001             108,192           -            -            -              -              108,192
    Thereafter            216,384           -            -            -              -              216,384
                         --------        -------      -------      -------        -------          --------
                         $734,160        $40,355      $32,850      $74,800        $64,143          $946,308
                         ========        =======      =======      =======        =======          ========

     MCS leases its premises from a stockholder of the company under a triple net lease arrangement.

     The SCSI lease provides for escalations based on increases in the consumer price index and pro rata real estate tax increases.

     Total rent expense for the years ended June 30, 1996, 1995 and 1994 amounted to $264,000, $199,000 and $58,000, respectively.

NOTE 7 - EMPLOYMENT AGREEMENTS.

    MCS and SCSI:

     Pursuant to the stock acquisition agreement of SCSI and MCS, the Company entered into two similar employment agreements with the former officers/stockholders of MCS and SCSI which expire on June 30, 1997. These individuals who are the Company's treasurer and CEO/chairman are to receive:

     A salary of $150,000 with annual increases based on increases in the consumer price index.

     A stock bonus equal to 5% of the issued and outstanding shares of the Company's common stock on June 30, 1995, payable to the employee or his designee. Half of this bonus is contingent on the combined revenues of MCS and SCSI, being at least $24,200,000 for the fiscal year ending June 30, 1995 or the fiscal year ending June 30, 1996. The remaining half will be payable when the revenue contingency noted above is satisfied and, in addition to revenues, the combined pre-tax net earnings are at least $825,000 during either of the fiscal years ending June 30, 1995 and 1996. No bonus was earned under the agreements as of June 30, 1996.

     The agreements also provide for various fringe benefits including discretionary bonuses, pension and profit sharing participation and other fringe benefits.

     In addition, the above individuals, as part of the transfer of their ownership in MCS and SCSI to Sun 2000, have rights to receive additional compensation based on the performance of MCS and SCSI.

    ACS:

     Pursuant to the stock acquisition agreement of ACS, the Company entered into an employment agreement with the former stockholder who is now the president of the Company, who shall receive:

     A salary of $135,000 with 10% annual increases.

     Mandatory stock bonus - 1995 - equal to $25,000 of Series G Convertible Preferred Stock for every $1,000,000 in annual revenues in excess of $7,500,000 for the six month period July 1, 1994 through December 31, 1994. Annual revenues for the six month period ended December 31, 1994 amounted to approximately $10,959,000. As a result, a stock bonus of Series G Preferred Stock was due to the former stockholder of ACS with an aggregate market value of approximately $86,000. This share was issued in July 1995 and has been recorded as of June 30, 1995. Additionally, the employee shall receive $25,000 worth of the Company's common stock for every $1,000,000 in annual revenues for the year ended December 31, 1995 in excess of the actual revenues reported on ACS's December 31, 1994 financial statements. Also, the employee shall receive $25,000 worth of the Company's common stock for every $100,000 in pretax income in excess of $400,000 as reported on ACS's financial statements for the year ended December 31, 1995. No bonuses were paid for 1995.

     Mandatory stock bonus - 1996 - the employee shall receive $25,000 worth of the Company's common stock for every $1,000,000 in annual revenues for the year ended December 31, 1996 in excess of the higher of actual revenues on the December 31, 1995 or 1994 financial statements. Also, the employee shall receive $25,000 worth of the Company's common stock for every $100,000 in pretax income for the year ended December 31, 1996 in excess of the higher of the income reported on the 1995 or 1994 financial statement. No bonus was earned under the agreement for the year ended June 30, 1996.

     Mandatory stock bonus - 1997 - the employee shall receive $25,000 worth of the Company's common stock for every $1,000,000 in annual revenues for the year ended December 31, 1997 in excess of the higher of actual revenues on the December 31, 1996, 1995 or 1994 financial statements. Also, the employee shall receive $25,000 worth of the Company's common stock for every $100,000 in pretax income for the year ended December 31, 1997 in excess of the higher of the income reported on the December 31, 1996, 1995 or 1994 financial statements.

    CONY:

     Pursuant to the stock acquisition agreement of CONY, the Company entered into three employment agreements with the former stockholders, two of whom are to receive annual salaries of $120,000 and the third $24,000 annually, with annual increases based upon increases of the national consumer price index.

     All three employees will be eligible to share in a bonus pool of additional shares of the Company's common stock. The percentages of such pool that the employee shall receive will be determined by the board of directors of the Company. The mandatory bonuses are outlined as follows:

     Mandatory stock bonus - 1995 - the stock bonus pool shall receive $25,000 worth of the Company's common stock for every $1,000,000 of annual revenues as reported on CONY's financial statements for the year ended December 31, 1995 in excess of the higher of the actual revenues reported on the year ended December 31, 1994 financial statements or $15,000,000. Also, the bonus pool shall receive $25,000 worth of the Company's common stock for every $100,000 in pretax income as reported on the 1995 financial statements in excess of the higher of the December 31, 1994 financial statements or $300,000. These employees had previously agreed to forego any of their rights to the aforementioned shares for the year ended June 30, 1996.

     Mandatory stock bonus - 1996 - the stock bonus pool shall receive $25,000 worth of the Company's common stock for every $1,000,000 of annual revenues as reported on CONY's financial statements for the year ended December 31, 1996 in excess of the higher of the actual revenues reported on the 1995 or 1994 financial statements of $15,000,000. Also, the bonus pool will receive $25,000 worth of the Company's common stock for every $100,000 pretax income as reported on the 1996 financial statements in excess of the higher of the 1995 or 1994 financial statements or $300,000.

     Mandatory stock bonus - 1997 - the stock bonus pool shall receive $25,000 worth of the Company's common stock for every $1,000,000 of annual revenues as reported on CONY's financial statement for the year ended December 31, 1997 in excess of the higher of the actual revenues reported on the 1996, 1995 or 1994 financial statements or $15,000,000. Also, the bonus pool will receive $25,000 worth of the Company's common stock for every $100,000 pretax income as reported on the 1997 financial statements in excess of the higher of the 1996, 1995 and 1994 financial statements or $300,000.

NOTE 8 - REVOLVING LINE OF CREDIT.

     MCS, SCSI, CONY, ACS and Innovative each have agreements with Deutsche Financial Services, (formerly ITT Financial Services) whereby certain inventory purchases are financed. Under the terms of the agreements, vendor invoices are submitted by the vendors directly to Deutsche. Qualifying vendor invoices which have been financed by Deutsche are payable by the Company to Deutsche and are classified into two categories, one whose terms of payment are net 30 days and bear interest at prime plus 1-1/2% per annum and the other whose terms are net 10 days plus 25 basis points and bear interest at prime plus 2-1/2% per annum. The maximum amounts that can be outstanding on these facilities are $1,000,000 for both ACS and MCS, $750,000 for SCSI, $500,000 for CONY, and $1,500,000 for Innovative. All the companies have pledged their tangible and intangible assets as collateral. In addition, the former owners of all of the locations have signed personal guarantees on their particular credit lines.

     As of June 30, 1996 and 1995, the following amounts were outstanding under the terms of these agreements:

                              1996                  1995
                           ----------            ----------
MCS                        $  362,225            $  405,948
SCSI                           55,169               279,033
CONY                           27,522                45,558
ACS                           726,878               937,832
Innovative                    913,260             1,292,262
                           ----------            ----------

                           $2,085,054            $2,960,633
                           ==========            ==========

NOTE 9 - LITIGATION.

     An action was commenced by Steinback Braff, Inc. for breach of contract involving an inventory dispute whereby the plaintiff demands $61,100 plus interest. The matter is in the discovery stages. Management and its counsel have no opinion as to its ultimate disposition.

     During 1990, a competitor of the Company commenced an action against it and one of its advertising agents. The complaint seeks $1,000,000 in damages for alleged disclosure of certain trade secrets, and $10,000,000 in punitive damages and $10,000,000 based upon allegations that the Company interfered with and impaired the competitor's business relations. Management believes that there is no merit to this action. The action has been virtually inactive since commencement.

     A third party lawsuit was commenced against the Company by Mid Hudson Clarklift as a result of a claim filed against them by a former employee of the Company who sustained an injury while operating a forklift. The lawsuit consists of four causes of action each for $5,000,000 and one cause of action by the former employee's wife for $2,000,000. The lawsuit is in the discovery stages. Management and its counsel have no opinion as to its ultimate disposition.

     In July 1993, the SEC notified the Company that it was conducting a private investigation regarding certain transactions which occurred while the Company operated as a retail bedding business. Counsel has advised that the SEC has not expanded its inquiry beyond these matters. Although the SEC has not formally closed the investigation, counsel believes that the investigation will not have any material adverse effect on the Company's financial condition. The Company's present management, which had nothing to do with the subject matter of the inquiry, has cooperated fully with the SEC in this inquiry.

     The Company is a defendant in various other lawsuits for which certain provisions have been made in the financial statements. Management is of the opinion that the ultimate resolution of these actions will not have a significant effect on the Company's financial statements.

NOTE 10 - INCOME TAXES.

     The Company's income tax provision consists of the following:

                                          1996            1995           1994
                                         -------        -------        -------
       Current tax provision
          Federal                        $223,386       $112,013       $53,873
          State                           218,714         48,461        23,028
                                         --------       --------       -------
                                          442,100        160,474        76,901

       Deferred tax benefit relating
          to temporary differences      (  27,560)     (   8,928)     (  4,380)
                                         --------       --------       -------
       Income tax provision              $414,540       $151,546       $72,521
                                         ========       ========       =======

     A reconciliation of the above effective tax rate to the federal statutory rate is as follows:

                                       1996                       1995                     1994
                                 ---------------            ----------------         ----------
Tax at statutory                 34.0%    $426,000        (34.0%)   ($713,900)      (34.0%)  ($ 52,200)
State income tax, net of
  federal tax benefit           ( 4.1)   (  51,284)       ( 7.8)    ( 164,500)      ( 4.8)   (   7,300)
Effect of nondeducti-
    bility of:

  Amortization and charge
    off of goodwill
    relating to Hillside
    acquisition                   4.6       57,217         39.9       838,450        75.4       115,798
  Media advertising
    credits written off           -           -             8.7       183,685         -            -
  Tax loss limitations            -           -           (  .4)    (   8,521)       10.8        16,571
  Other                         ( 1.4)   (  17,393)          .8        16,332       (  .2)    (     348)
                                 ----     --------         ----      --------        ----      --------

                                 33.1%    $414,540          7.2%     $151,546        47.2%     $ 72,521
                                 ====     ========         ====      ========        ====      ========

     The Company's deferred tax assets at June 30, 1996 and 1995 amounted to approximately $42,773 and $15,213, respectively, which resulted from the temporary differences relating to the allowance for doubtful accounts.

NOTE 11 - RELATED PARTY TRANSACTIONS.

    Receivable from Officers:

     During September 1990, SCSI advanced $202,675 to its former sole stockholder, who now serves of the Company's CEO and chairman, under the terms of a ten year unsecured note receivable requiring 120 equal monthly repayments of $2,673, including interest at 10%. As of June 30, 1995, the balance due the Company amounted to $110,909. During August 1995, the entire balance was repaid to the Company.

     During the normal course of business, SCSI made advances to its former sole shareholder. These loans bear interest at 8%, are unsecured and are due on demand. The balance at June 30, 1996 and 1995 amounted to $6,124 and $30,524, respectively.

     Interest income on these loans for the years ended June 30, 1996, 1995 and 1994, amounted to approximately $-0-, $12,022 and $20,999, respectively.

    Notes Payable - Related Parties:

     To assist in financing working capital requirements, MCS had borrowed $300,000 in fiscal year 1994 from three individuals, two of whom are officers and directors of the Company and all of whom are employees. The loans were evidenced by promissory notes and bear interest at 10% per annum. These notes were unsecured and were due on demand. During August 1994, these notes were paid, including interest of $3,000.

     To assist in financing working capital requirements, MCS borrowed $380,000 during fiscal 1994 from the Company's vice president who also is a member of the board of directors. In addition, SCSI borrowed $174,755 from family members of the Company's CEO and chairman of the Board. The loans were evidenced by unsecured promissory notes and bore interest at 10% per annum. On December 31, 1994, each note holder signed an agreement to either convert their loans to common shares of the Company or receive payment in order to satisfy the obligations. During May 1995, the family members converted their loan balances, including unpaid interest for fiscal year 1995, into common shares of the Company with an aggregate market value, discounted for restrictions placed on the shares, of approximately $609,000.

     ACS, prior to acquisition by Hillside, entered into an agreement with its sole stockholder, now President of the Company, to borrow up to $750,000 at 10% interest and due December 1997. Hillside Bedding, Inc. has guaranteed payment of this loan. The balance due at June 30, 1996 and 1995 amounted to $228,322 and $396,246, respectively. Interest attributable to this loan amounted to $38,258, $11,992 and $-0-, for the years ended June 30, 1996, 1995 and 1994, respectively.

    Leases:

     MCS leases its premises from a stockholder. Rent charged to operations under this lease amounted to $96,600 for fiscal 1996, 1995 and 1994.

    Purchases and Sales:

     During the normal course of business, the Company buys and sells from entities owned by officers of the Company. For the years ended June 30, 1996, 1995 and 1994 the amounts were immaterial

NOTE 12 - OTHER FINANCIAL INFORMATION.

    Accounts Receivable - Net.

     Accounts receivable, net at June 30, 1996 and 1995 consists of the following:

                                                 1996                 1995
                                              ----------           ----------

       Accounts receivable                   $5,257,805            $6,016,549
       Allowance for doubtful accounts
          reserves for returns and
          discounts                         (   105,800)          (   105,800)
                                             ----------            ----------
                                             $5,152,005            $5,910,749
                                             ==========            ==========

     For the years ended June 30, 1996 and 1995, $164,487 and $65,000, respectively, was charged to bad debt expense. There was no charge for the year ended June 30, 1994.

    Other Current Assets:

     Other current assets consist of the following at June 30, 1996 and 1995:

                                                  1996             1995
                                                --------         --------
        Receivable from suppliers               $199,409         $143,168
        Marketable securities                         33               33
        Prepaid expenses                         154,232          121,862
        Prepaid income taxes                        -              54,919
        Sundry loans                              60,038             -
                                                --------         --------
                                                $413,712         $319,982
                                                ========         ========

    Goodwill - Net:

     Goodwill, net at June 30, 1996 and 1995 consists of the following:

                                                  1996             1995
                                                --------         --------
       Goodwill relating to computer
          businesses acquired                   $2,835,385      $2,160,751
       Accumulated amortization                    220,940          52,655
                                                ----------      ----------
                                                $2,614,445      $2,108,096
                                                ==========      ==========

     Amortization charged to operations for the years ended June 30, 1996 and 1995 amounted to $168,285 and $52,655, respectively. There was no amortization charged to operations for the year ended June 30, 1994.

    Property and Equipment:

     Property and equipment are carried at cost and consisted of the following at June 30, 1996 and 1995:

                                                     1996             1995
                                                  ----------        --------
       Leasehold improvements                    $  483,884         $369,194
       Furniture and fixtures                       202,534          129,003
       Office equipment                             322,142          102,756
       Automobiles                                  113,144          159,702
                                                 ----------         --------
                                                  1,121,704          760,655
       Less: Accumulated depreciation
                and amortization                    606,794          326,031
                                                 ----------         --------
                                                 $  514,910         $434,624
                                                 ==========         ========

     Depreciation charged to operations for the years ended June 30, 1996, 1995 and 1994 amounted to $104,030, $81,837, and $58,611, respectively.

    Other Assets:

     Other assets consist of the following at June 30, 1996 and 1995:

                                                     1996             1995
                                                   -------          --------
       Bid deposits                                $39,100          $ 74,360
       Investment                                   12,000            12,000
       Deposits and other assets                    46,096            27,578
                                                   -------          --------
                                                   $97,196          $113,938
                                                   =======          ========
    Other Current Liabilities:

     Other current liabilities consist of the following at June 30, 1996 and 1995:

                                                    1996               1995
                                                  --------          --------
       Bank overdraft                             $429,271          $163,134
       Loans payable                                  -               10,000
       Income taxes payable                        278,600              -
       Sundry                                        1,317            33,620
                                                  --------          --------
                                                  $709,188          $206,754
                                                  ========          ========

    Convertible Notes Payable:

     During December 1993 and February 1994, the Company borrowed amounts ranging from $9,000 to $90,000 from several individuals. The obligations, which amounted to $415,500, were evidenced by 90 day promissory notes bearing interest at 12% per annum and were convertible into shares of common stock of the Company. In October 1994, in order to fulfill the obligations under the terms of the notes, the Company issued a total of 181,335 shares of its common stock. A portion of these shares, amounting to 14,818 were issued to cover the interest portion of the obligations.

    Notes Payable:

     During June 1994 and November 1994, the Company borrowed approximately $752,000 from six foreign stockholders. The obligations were convertible into Preferred Series H Convertible and common shares of the Company. During June 1994, certain stockholders of Sun 2000 advanced, through funds held by an attorney in escrow, $135,000 to the Company to pay specified operating expenses and expenses related to the acquisitions of Sun 2000. Concurrent with the execution of the stock acquisition agreement, these advances were deemed capital contributions and, accordingly, have been classified as additional paid-in capital in the accompanying consolidated statements of stockholders' equity. During March and May 1995, the Company issued a total of 1,355,200 common shares of the Company with an aggregate market value, discounted for restrictions placed on the shares, of approximately $752,000 with respect to the aforementioned amounts borrowed and advanced.

    Concentration of Credit Risk:

     The Company grants thirty-day payment terms to qualifying businesses. The Company's operations consist of the sale (as a distributor) and services of microcomputer hardware, software and related peripherals and accessories to commercial governmental and educational enterprises through its five locations in Suffolk County, NY (2), Albany, NY, Norwalk, CT and New York City. Accounts receivable at June 30, 1996 were concentrated in the Long Island (58%), New York City (22%) and Albany (14%) areas. Accounts receivable at June 30, 1995 were concentrated in the Long Island (34%) and Albany (39%) areas. Retail sales are made on a "cash and carry basis".

    Settlement with Pre-Acquisition CEO:

     Pursuant to arrangements with the pre-acquisition CEO, he was given, in 1994, shares of NASDAQ small cap market stock valued at $200,000 with downside protection against a reduction in value below $150,000. The value of the small cap market stock was included in goodwill at June 30, 1994. During fiscal 1995, the Company made a payment to the former CEO of $100,000 together with 88,968 shares of its common stock valued at $180,700. Upon sale (in 1995) of the small cap market stock by the former CEO, the gross proceeds amounted to $77,525, resulting in an additional cash payment to him of $72,475. The additional amounts expended in 1995 (including the fair value of the common stock) was also added to goodwill, which was entirely charged to operations during the year ended June 30, 1995. The total settlement attributable to the former CEO aggregated approximately $553,000.

    Transactions with Major Customers and Suppliers:

     During the year ended June 30, 1995, one customer accounted for approximately 11% of the Company's net sales. No one customer accounted for 10% or more of the Company's net sales for the year ended June 30, 1996.

     The Company buys a significant portion of its merchandise from one supplier, Computerland Corporation ("Computerland"). ACS, MCS and Innovative are franchisees of Computerland (ACS and MCS since October 1995 and Innovative for all periods presented). SCSI is an aggregator for Computerland. Purchases by the Company from Computerland amounted to approximately $31,200,000 and $18,995,000 for the years ended June 30, 1996 and 1995, respectively.

    Management Agreement:

     During 1994, ACS and CONY entered into verbal agreements with the Company, whereby the Company provided consulting services for product purchasing, customer referrals and general management advisory services. These agreements were terminated upon the Company's acquisition of ACS and CONY. Total management fees earned by the Company amounted to $375,000 for the year ended June 30, 1995.

    Deferred Compensation Plan:

     Certain of the Company's wholly-owned subsidiaries have pre-existing 401(k) deferred compensation plans to which the Company may make discretionary contributions. One of these subsidiaries made a contribution to its plan amounting to approximately $16,000 for the year ended June 30, 1996. There were no contributions by the Company for the years ended June 30, 1995 and 1994.

NOTE 13 - SUBSEQUENT EVENT.

     In July 1996, 390,000 shares of the Company's Series I preferred stock were converted to 1,666,665 shares of the Company's common stock.