Form 10-K/A
period 1996-06-30
ATEC GROUP INC
filed 1996-10-07
CIK 893970

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------


                                   FORM 10-K/A


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


     On September 19, 1996, there were approximately 233 holders of record of the Company's Common Stock; 22 holders of record of the Series A Preferred Shares; 6 holders of record of the Units and 34 holders of record of the Warrants. The number of record holders does not include holders whose securities are held in street name.


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


Operating Data                       1996(2)        1995(2)         1994(2)         1993(2)        1992(1)(2)
---------------                   ------------   ------------    ------------    ------------   ------------
Operating Data


Net Sales                         $ 81,812,045   $ 47,565,542    $ 43,474,764    $ 49,474,764   $ 23,708,809
Income (Loss) from
continuing operations             $    838,346   $ (2,251,354)   $   (226,079)   $    215,552   $     57,453
Income (Loss) per common share-
Primary                           $        .04   $       (.25)   $       (.04)   $        .04   $        .01
Fully Diluted                     $        .04   $       (.25)   $        N/A    $        .02   $        .01


Balance Sheet Data

Total Assets                      $ 13,322,133   $ 11,724,938    $  7,728,352    $  8,989,255   $  3,130,980
Long-term obligations             $    228,322   $    918,291    $  1,580,255    $    245,000   $    139,709
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


     Amortization of intangible assets increased to $168,000 for the year from $53,000 in the comparable 1995 period. Other expenses decreased $1.7 million primarily due to the write-off of all costs associated with the 1994 reorganization and the satisfaction of debts of the former bedding operations.


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


     Cash used for investing activities totaled $81,779, including $206,388 used to purchase property and equipment.


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

     As a result of the above, the Company's consolidated net loss increased to $2.3 million for 1995 from $0.2 million in the comparable 1994 period. The primary reason for such loss resulted from costs associated with the write-off of various items related to the Company's former bedding business, the 1994 acquisition, and the reorganization of the Company's business. The operating results reflected 12 months of operations for SCSI, MCS and Innovative, but only five months for ACS, and three months for CONY. Primary and fully diluted net loss per share for 1995 was $.25 as compared to a net loss of $.04 for the comparable 1994 period. Primary and fully diluted average shares outstanding were 8,872,333 for 1995 and 5,289,573 and 13,136,972 for primary and fully diluted respectively, for 1994.


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

                           SUMMARY COMPENSATION TABLE

                For the Years Ended June 30, 1996, 1995 and 1994
                       Annual Compensation Awards Payouts

(a)                       (b)          (c)        (d)               (e)          (f)            (g)        (h)        (i)
                                                                    Other
Name                                                                Annual
and                                  Compen-                        Compen-      Restricted                            All other
Principal                Year        sation                         sation       Stock          Options/    LTIP       Compen -
Position                 Ended       Salary       Bonus ($)         ($)          Awards ($)     SARs        Payouts    sation
--------                 -----       -------      ---------         ---          ----------     ----        -------    ------


Surinder Rametra        6/30/96     $156,000                       5,680(10)
                        6/30/95     $150,850                      21,624(2)                     NONE        NONE       NONE
                        6/30/94      $89,000      $80,000(3)      17,456(4)                     NONE        NONE       NONE
Ashok Rametra           6/30/96     $150,020                       6,508(11)
                        6/30/95     $180,520                       8,113(5)                     NONE        NONE       NONE
                        6/30/94      $52,700      180,000          8,777(6)                     NONE        NONE       NONE
Robert Matire(1)        6/30/96
                        6/30/95
                        6/30/94      $52,000
Balwinder Singh
Bathla                  6/30/96     $135,000                      51,723(12)
                        6/30/95      $58,650      $86,470(7)      14,177(8)      See  (7)       NONE        NONE       NONE
                       12/31/94      $31,200      $75,000         44,921(9)                     NONE        NONE       NONE


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

(8)       Major Medical $2,185, Interest Income $11,992

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


Dated:  October 7, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Surinder Rametra                                   October 7, 1996
-----------------------------------------
Surinder Rametra, Chairman of the Board and
 Chief Executive Officer (Principal Executive Officer)

/s/ Ashok Rametra                                      October 7, 1996
-----------------------------------------
Ashok Rametra, Chief Financial Officer, Treasurer,
 and Director (Principal Financial Officer and
 Principal Accounting Officer)

/s/ Balwinder Singh Bathla                             October 7, 1996
-----------------------------------------
Balwinder Singh Bathla, President and Director

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