Form 10-Q
period 1996-09-30
ATEC GROUP INC
filed 1996-11-12
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

                                 CURRENT REPORT

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from_____ to _____

                         Commission File Number 0-22710

ATEC  GROUP,  INC.
(Exact name of registrant as specified in its charter)

Delaware                                             13-3673965
(State or other jurisdiction of                      (I.R.S. Employer
 corporation or organization)                         Identification Number)

1952 Jericho Turnpike, East Northport, New York      11731
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code (516) 462-2832

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES _X_     NO ___

As of the close of business on September 30, 1996, there were 17,066,797 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I    Financial Information

          Item 1 - Consolidated Financial Statements....................... 1-4

          Item 2 - Notes to Consolidated Condensed Financial Statements.... 5-7

          Item 3 - Management Discussion & Analysis
                   of Financial Condition and Results
                   of Operations........................................... 8-9

PART II   Other Information Required in Report

                   Item 6 - Other Information..............................  10

                   Signature Page..........................................  11

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      UNAUDITED          AUDITED
                                                September 30, 1996    June 30, 1996
                                                ------------------   --------------
ASSETS

Current Assets
  Cash                                             $    2,243,349    $    1,667,031
  Accounts receivable, net                              6,398,689         5,152,005
  Inventories                                           2,585,817         2,813,937
  Current portion of note receivable - officer             27,124             6,124
  Deferred taxes                                           42,773            42,773
  Other current assets                                    292,326           413,712
                                                   --------------    --------------
       Total currrent assets                           11,590,078        10,095,582
                                                   --------------    --------------

Property and equipment, net                               471,146           514,910

Goodwill, net                                           2,532,287         2,614,445

Other assets                                              137,443            97,196
                                                   --------------    --------------

                                                   $   14,730,954    $   13,322,133
                                                   ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Revolving inventory line of credit               $    2,745,010    $    2,085,054
  Accounts payable                                      2,299,834         1,274,896
  Notes payable - related parties                         650,000           650,000
  Accrued expenses                                        934,143         1,008,154
  Deferred sales tax obligation                           553,052           553,052
  Other current liabilities                               292,978           709,188
                                                   --------------    --------------

       Total current liabilities                        7,475,017         6,280,344

Notes payable - officer                                    41,867           228,322
                                                   --------------    --------------

       Total liabilities                                7,516,884         6,508,666

Stockholders' equity
  Preferred stocks                                     11,353,068        11,353,068
  Common stock                                            218,765           218,765
  Additional paid-in capital                            5,026,332         5,026,332
  Discount on preferred stock                          (9,361,100)       (9,361,100)
  Retained earnings (deficit)                             (22,995)         (423,598)
                                                   --------------    --------------

       Total stockholders' equity                       7,214,070         6,813,467
                                                   ==============    ==============
                                                   $   14,730,954    $   13,322,133
                                                   ==============    ==============


                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                        1996           1995
                                                    -----------    -----------


Net sales                                           $25,639,086    $14,279,684

Cost of sales                                        23,258,624     13,126,207
                                                    -----------    -----------

Gross profit                                          2,380,462      1,153,477
                                                    -----------    -----------

Operating expenses

     Selling and administrative                       1,675,169        841,612
     Amortization of goodwill                            56,349         36,017
                                                    -----------    -----------

          Total operating expenses                    1,731,518        877,629
                                                    -----------    -----------

Income from operations                                  648,944        275,848
                                                    -----------    -----------

Other income (expense)

     Miscellaneous income                                57,974           --
     Interest income                                     19,393          2,021
     Interest expense                                   (39,108)        (9,678)
                                                    -----------    -----------

          Total other (expense) income                   38,259         (7,657)
                                                    -----------    -----------

Income (loss) before provision for income taxes         687,203        268,191

Provision for income taxes                              286,600        107,300
                                                    -----------    -----------

Net income (loss)                                   $   400,603    $   160,891
                                                    ===========    ===========


Net earnings (loss) per share                       $       0.02   $       0.01
                                                    ============   ============


 Weighted average number of shares - fully diluted    25,541,373     15,611,500
                                                    ============   ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                          1996          1995
                                                       ----------    ----------

Net cash provided by (used in) operating activities    $  149,464    ($  90,759)

Cash flows from investing activities:

     Purchase of property and equipment                   (25,647)      (26,599)
                                                       ----------    ----------

Net cash (used in) provided by investing activities       (25,647)      (26,599)
                                                       ----------    ----------


Cash flows from financing activities:

     Due from related parties                                --          29,364

     Notes receivable - officer                           (21,000)       94,691

     Long term borrowings                                (186,455)         --

     Short term borrowings                                659,956          --

                                                       ----------    ----------

Net cash (used in) provided by financing activities       452,501       124,055
                                                       ----------    ----------

Net increase in cash                                      576,318         6,697

Cash and cash equivalents - Beginning of period         1,667,031       441,462
                                                       ----------    ----------

Cash and cash equivalents - End of period               2,243,349    $  448,159
                                                       ==========    ==========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 1996

                                  Common      Value    Series       Value     Additional  Discount on   Retained       Total
                                  Shares     Common   Preferred   Preferred    Paid-In     Preferred    Earnings    Stockholders'
                                  Issued      Stock    Issued       Stock      Capital       Stock      (Deficit)      Equity
                                ----------  --------  ---------  -----------  ----------  -----------   ---------    ----------
Balance at June 30, 1996        17,066,797  $218,765  2,570,689  $11,353,068  $5,026,332  ($9,361,100)  ($423,598)   $6,813,467

Net Income for the Quarter
  Ended September 30, 1996            --        --         --           --          --           --       400,603       400,603

Balance at September 30, 1996   17,066,797  $218,765  2,570,689  $11,353,068  $5,026,332  ($9,361,100)  ($ 22,995)   $7,214,070
                                ==========  ========  =========  ===========  ==========  ===========   =========    ==========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        QUARTER ENDED SEPTEMBER 30, 1996
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Condensed Consolidated Financial Statements

   Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its wholly owned subsidiaries American Computer Systems Corp., Inc. (ACS), Cony Computer Systems, Inc. (CONY), Innovative Business Micros, Inc. (Innovative), Micro Computer Store, Inc. (MCS) and Sun Computer and Software, Inc. (SCSI) which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

On June 14, 1996, ATEC acquired all the stock of Innovative located in Hauppauge, NY. The acquisition of Innovative has been accounted for under the pooling of interest method and, accordingly, the consolidated financial statements have been restated to include the accounts and operations of Innovative. Innovative changed its fiscal year end from September 30 to June 30. The results of Innovative for the quarter ended September 30, 1995 were not included. If Innovative's results for the quarter ended September 30, 1995 were included, revenues would have been $18,841,816, net income of $207,262 or $.01 per share.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K dated September 30, 1996, for the year ended June 30, 1996.

2. Equity Securities

   Capital Stock

     The Company's capital stock consists of the following:

                                                      Shares
                                                      Issued
                                        Shares        and
                                        Authorized    Outstanding      Amount
                                        ----------    -----------    -----------
September 30, 1996

Preferred Stocks:
   Series A cumulative convertible          29,233         29,231    $     2,923
   Series B convertible                     12,704          1,458            145
   Series C convertible                    350,000        350,000        350,000
   Series D convertible                    400,000        400,000      2,000,000
   Series E convertible                    200,000        200,000      1,000,000
   Series I convertible                    390,000        390,000      2,000,000
   Series J convertible                    800,000        800,000      4,000,000
   Series K convertible                    400,000        400,000      2,000,000
                                                       ----------    -----------

      Total preferred                                   2,570,689    $11,353,068
                                                       ==========    ===========

Common Stock                            70,000,000     17,066,797    $   218,765


3. Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. The common equivalent shares of 25,541,373 were calculated on the assumption that all preferred shares were converted as of the end of each period presented.

4. Goodwill

Goodwill relating to the acquisition of ACS and CONY is being amortized over a period of fifteen years.

5. Litigation

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

A lawsuit was commenced against the Company by Mid Hudson Clarklift as a result of a claim filed against them by a former employee of the Company who sustained an injury while operating a forklift. The lawsuit consists of four causes of action each for $5,000,000 and one cause of action by the former employee's wife for $2,000,000. The lawsuit is in the discovery stages. Management and its counsel have no opinion as to its ultimate disposition.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ATEC Group, Inc. and Subsidiaries

Background

     ATEC Group, Inc. ("the Company"), through its wholly owned subsidiaries ACS, CONY, INNOVATIVE, MCS and SCSI is engaged in the sale of computer hardware and software products to businesses, professionals, government agencies and educational institutions. The Company provides its customers with a wide range of services, including designing, integration and installing computer systems, local area networks, high volume data communications, video conferencing and Internet ready solutions.

RESULTS OF OPERATIONS

September 30, 1996 compared to September 30, 1995

The Company's revenues for the first quarter ended September 30, 1996 increased to $25.6 million from $14.3 million for the prior year, an increase of approximately 80%. This increase is primarily attributable to the acquisition of Innovative and internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $2.4 million for September 30, 1996 from $1.2 million for the comparable 1995 quarter, a 106% increase due to the increased revenues. Gross margins as a percentage of revenues for the quarter were 9.3% as compared to 8.1% for the prior year. These margins are expected to increase as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, and training.

September 30, 1996 operating expenses exclusive of amortization of intangible assets increased to $1.6 million as compared to $0.8 million for the prior year. The 100% increase in operating expenses are related to the exclusion of Innovative in the prior year due to the change in its fiscal year. Innovative expenses in 1995 were approximately $500,000.

Amortization of intangible assets increased to $56,349 for the quarter from $36,017 in the comparable 1995 period.

The provision for income taxes was $286,600 for the 1996 quarter as compared to $107,300 for 1995 quarter.

As a result of the above, the Company's net income increased to $400,603 for the three months ended September 30, 1996 compared to $160,891 for the 1995 quarter. For the September 30, 1996 quarter, net income per share was $.02 compared to $.01 in the prior year. Primary and fully diluted average shares outstanding were 25,541,373 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $2,243,349 at September 30, 1996, an increase of $576,318 as compared to June 30, 1996. The Company's working capital at September 30, 1996 was $4,115,061 as compared to a working capital of $3,815,238 at June 30, 1996. The increase in cash and working capital primarily resulted from short term borrowing under the revolving credit facility and increased profits. Net cash provided by operating activities was $149,464.

Cash used for investing activities totaled $25,647 for the purchase of property and equipment.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $5 million. At September 30, 1996, indebtedness of the Company to Deutsche Financial was $2,745,010, a increase of $659,956 compared to June 30, 1996. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                Other Information
                               September 30, 1996

PART II
-------

Item 6.  Exhibits and Reports on form 8-k

 a) Exhibits - none

 b) Reports on Form 8-K:

     The following reports on Form 8K were filed by the Company during the quarter ended September 30, 1996:

          NONE

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATEC GROUP, INC.
                                   (REGISTRANT)

Dated: November   , 1996

                                   By:
                                      -----------------------------------------
                                      Ashok Rametra, in the capacity of both
                                      Vice President and Chief Financial Officer