Form 10-Q/A
period 1996-09-30
ATEC GROUP INC
filed 1996-11-12
CIK 893970

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

                                   ATEC GROUP, INC.
                                   (REGISTRANT)


Dated: November 12, 1996

                                   By: /s/ Ashok Rametra
                                      -----------------------------------------
                                      Ashok Rametra, in the capacity of both
                                      Vice President and Chief Financial Officer