Form 10-Q
period 1996-12-31
ATEC GROUP INC
filed 1997-02-14
CIK 893970

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

                     For the Quarter Ended December 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from_____ to _____

                         Commission File Number 0-22710


ATEC  GROUP,  INC.
(Exact name of registrant as specified in its charter)

Delaware                                            13-3673965
(State or other jurisdiction of                     (I.R.S. Employer
corporation or organization)                        Identification Number)

90 Adams Avenue, Hauppauge, New York                11788
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code (516) 231-2832

1952 Jericho Turnpike, East Northport, New York 11731
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X NO__

As of the close of business on December 31, 1996, there were 18,733,462 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS
-----------------

                                                                            Page
                                                                            ----
PART I   Financial Information


           Item 1 - Consolidated Financial Statements........................1-5

           Item 2 - Notes to Consolidated Condensed Financial Statements.....6-8

           Item 3 - Management Discussion & Analysis
                        of Financial Condition and Results
                        of Operations........................................8-9


PART II  Other Information Required in Report


           Item 6 - Other Information.........................................10

           Signature Page.....................................................11

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            UNAUDITED               AUDITED
                                        December 31, 1996        June 30, 1996
                                        -----------------        -------------

ASSETS

Current Assets
     Cash                                   $   911,316           $ 1,667,031
     Accounts receivable, net                 6,460,949             5,152,005
     Inventories                              2,545,434             2,813,937
     Current portion of note
        receivable - officer                     14,124                 6,124
     Deferred taxes                              37,249                42,773
     Other current assets                       328,478               413,712
                                            -----------           -----------
          Total currrent assets              10,297,550            10,095,582
                                            -----------           -----------

Property and equipment, net                     470,138               514,910

Goodwill, net                                 2,485,026             2,614,445

Other assets                                     65,946                97,196
                                            -----------           -----------

                                            $13,318,660           $13,322,133
                                            ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Revolving inventory line of credit      $1,980,554           $ 2,085,054
     Accounts payable                         2,139,944             1,274,896
     Notes payable - related parties            610,774               650,000
     Accrued expenses                           864,887             1,008,154
     Deferred sales tax obligation              553,052               553,052
     Other current liabilities                  311,593               709,188
                                            -----------           -----------

          Total current liabilities           6,460,804             6,280,344

Notes payable - officer                            --                 228,322
                                            -----------           -----------

          Total liabilities                   6,460,804             6,508,666

Stockholders' equity
     Preferred stocks                         9,353,068            11,353,068
     Common stock                               235,432               218,765
     Additional paid-in capital               5,282,473             5,026,332
     Discount on preferred stock             (7,659,083)           (9,361,100)
     Retained earnings (deficit)                340,829              (423,598)
     Less:  Treasury Stock at
        Cost (761,800 shares)                  (694,863)                 --
                                            -----------           -----------

          Total stockholders' equity          6,857,856             6,813,467
                                            -----------           -----------

                                            $13,318,660           $13,322,133
                                            ===========           ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31,

                                                   1996                1995
                                                                    (RESTATED)
                                                -----------         -----------

Net sales                                       $25,783,789         $22,655,291

Cost of sales                                    23,501,921          20,795,078
                                                -----------         -----------

Gross profit                                      2,281,868           1,860,213
                                                -----------         -----------

Operating expenses
     Selling and administrative                   1,604,318           1,331,754
     Amortization of goodwill                        73,068              36,017
                                                -----------         -----------

          Total operating expenses                1,677,386           1,367,771
                                                -----------         -----------

Income from operations                              604,482             492,442
                                                -----------         -----------

Other income (expense)
     Miscellaneous income                             6,786              12,362
     Interest income                                 24,452               9,100
     Interest expense                               (48,878)             (9,568)
                                                -----------         -----------

          Total other (expense) income              (17,640)             11,894
                                                -----------         -----------

Income before provision for income taxes            586,842             504,336

Provision for income taxes                          223,018             199,211
                                                -----------         -----------

Net income                                      $   363,824         $   305,125
                                                ===========         ===========


Net earnings per share                          $      0.01         $      0.01
                                                ===========         ===========


 Weighted average number of
    shares - fully diluted                       25,160,473          20,511,500
                                                ===========         ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED DECEMBER 31,

                                                   1996                 1995
                                                                     (RESTATED)
                                                -----------         -----------

Net sales                                       $51,422,875         $36,934,975

Cost of sales                                    46,760,545          33,921,285
                                                -----------         -----------

Gross profit                                      4,662,330           3,013,690
                                                -----------         -----------

Operating expenses
     Selling and administrative                   3,279,487           2,173,366
     Amortization of goodwill                       129,417              72,034
                                                -----------         -----------

          Total operating expenses                3,408,904           2,245,400
                                                -----------         -----------

Income from operations                            1,253,426             768,290
                                                -----------         -----------

Other income (expense)
     Miscellaneous income                            64,760              12,362
     Interest income                                 43,845              11,121
     Interest expense                               (87,986)            (19,246)
                                                -----------         -----------

          Total other (expense) income               20,619               4,237
                                                -----------         -----------

Income before provision for income taxes          1,274,045             772,527

Provision for income taxes                          509,618             306,511
                                                -----------         -----------

Net income                                      $   764,427         $   466,016
                                                ===========         ===========


Net earnings per share                          $      0.03         $      0.03
                                                ===========         ===========


 Weighted average number of
    shares - fully diluted                       25,160,473          17,216,200
                                                ===========         ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31,

                                                        1996            1995
                                                                     (RESTATED)
                                                     ----------      ----------

Net cash provided by (used in)
   operating activities                              $   75,797       ($574,268)

Cash flows from investing activities:

          Purchase of Treasury Stock                   (694,863)           --

          Purchase of property and equipment            (12,282)        (26,599)
                                                     ----------       ---------

Net cash (used in) provided by
   investing activities                                (707,145)        (26,599)
                                                     ----------       ---------


Cash flows from financing activities:

          Due from related parties                         --            54,364

          Notes receivable - officer                     (8,000)         94,691

          Long term borrowings                          (11,867)           --

          Short term borrowings                        (104,500)           --
                                                     ----------       ---------

Net cash (used in) provided by
   financing activities                                (124,367)        149,055
                                                     ----------       ---------

Net increase (decrease) in cash                        (755,715)       (451,812)

Cash and cash equivalents - Beginning of period       1,667,031         919,095
                                                     ----------       ---------

Cash and cash equivalents - End of period            $  911,316       $ 467,283
                                                     ==========       =========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1996


                                                     Common           Value           Series           Value          Additional
                                                     Shares          Common         Preferred        Preferred         Paid-In
                                                     Issued           Stock           Issued           Stock           Capital
                                                   ----------        --------       ----------      -----------      ------------
Balance at June 30, 1996                           17,066,797        $218,765       2,570,689       $11,353,068      $5,026,332

Conversion of Series I Preferred Stock              1,666,665          16,667        (390,000)       (2,000,000)        281,316

Registration Expenses                                    --              --              --                --           (25,175)

Purchase of Common Stock                                 --              --              --                --              --

Net Income for the Six Months Ended
  December 31, 1996                                      --              --              --                --              --

Balance at December 31, 1996                       18,733,462        $235,432       2,180,689       $ 9,353,068      $5,282,473
                                                   ==========        ========       =========       ===========      ==========

                                                  Discount on                        Retained         Total
                                                   Preferred         Treasury        Earnings     Stockholders'
                                                     Stock            Stock         (Deficit)         Equity
                                                  -----------        --------        --------     -------------

Balance at June 30, 1996                          ($9,361,100)           --         ($423,598)       $6,813,467

Conversion of Series I Preferred Stock              1,702,017            --              --                --

Registration Expenses                                    --              --              --             (25,175)

Purchase of Common Stock                                 --          (694,863)           --            (694,863)

Net Income for the Six Months Ended
  December 31, 1996                                      --              --           764,427           764,427

Balance at December 31, 1996                      ($7,659,083)      ($694,863)       $340,829        $6,857,856
                                                  ============      ==========       ========        ==========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                       SIX MONTHS ENDED DECEMBER 31, 1996
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

On June 14, 1996, ATEC acquired all the stock of Innovative located in Hauppauge, NY. The acquisition of Innovative has been accounted for under the pooling of interest method and, accordingly, the consolidated financial statements have been restated to include the accounts and operations of Innovative. Innovative changed its fiscal year end from September 30 to June 30. The results of Innovative for the quarter ended September 30, 1995 were not included. If Innovative's results for the quarter ended September 30, 1995 were included in the six month results, revenues would have been $41,497,107 and net income would have been $512,357 or $.03 per share.

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

2.  Equity Securities

     Capital Stock

          The Company's capital stock consists of the following:


                                                      Shares
                                                      Issued
                                      Shares          and
                                      Authorized      Outstanding       Amount
                                      ----------      -----------       ------
September 30, 1996
------------------

Preferred Stocks:
   Series A cumulative convertible       29,233           29,231          $2,923
   Series B convertible                  12,704            1,458             145
   Series C convertible                 350,000          350,000         350,000
   Series D convertible                 400,000          400,000       2,000,000
   Series E convertible                 200,000          200,000       1,000,000
   Series J convertible                 800,000          800,000       4,000,000
   Series K convertible                 400,000          400,000       2,000,000
                                                      ----------      ----------

       Total preferred                                 2,180,689      $9,353,068
                                                      ==========      ==========

Common Stock                         70,000,000       18,733,462        $235,432


3.  Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. The common equivalent shares of 25,541,373 were calculated on the assumption that all preferred shares were converted as of the beginning of the period.


4.  Goodwill

Goodwill is being amortized over a period of fifteen years.


5.  Treasury Stock

On November 15, 1996, the Board of Directors authorized the repurchase of the company's capital stock. At December 31, 1996, the Company had purchased 761,800 shares for a total cost of $694,863.

6.  Litigation

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

RESULTS OF OPERATIONS

Six Months 1996 compared to Six Months 1995

The Company's revenues for the six months ended December 31, 1996 increased to $51.4 million from $36.9 million for the prior year, an increase of approximately 39%. This increase is primarily attributable to internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $4.7 million for December 31, 1996 from $3.0 million for the comparable 1995 period, a 56% increase due to the increased revenues. Gross margins as a percentage of revenues for the six months were 9.1% as compared to 8.2% for the prior year. These margins are expected to increase as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, and training.

December 31, 1996 operating expenses exclusive of amortization of intangible assets increased to $3.3 million as compared to $2.2 million for the prior year. The 50% increase in operating expenses are related to the exclusion of Innovative for the first quarter of the prior year due to the change in its fiscal year. Innovative expenses in the first quarter of 1995 were approximately $500,000.

Amortization of intangible assets increased to $129,417 for the quarter from $72,034 in the comparable 1995 period.

The provision for income taxes was $509,618 for the 1996 period as compared to $306,511 for 1995 period.

As a result of the above, the Company's net income increased to $764,427 for the three months ended December 31, 1996 compared to $306,511 for 1995. Net income per share was $.03 compared to $.03 in the prior year. Primary and fully diluted average shares outstanding were 25,160,473 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $911,316 at December 31, 1996, a decrease of $755,715 compared to June 30, 1996. The decrease resulted primarily from the purchase of the Company's common stock. The Company's working capital at December 31, 1996 was $3,836,746 as compared to a working capital of $3,815,238 at June 30, 1996. Net cash provided by operating activities was $75,797.

Cash used for investing activities totaled $12,282 for the purchase of property and equipment.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $5 million. At December 31, 1996, indebtedness of the Company to Deutsche Financial was $1,980,554, a decrease of $104,500 compared to June 30, 1996. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

The Company entered into an agreement to purchase $1,250,000 of the outstanding preferred stock at a 15% discount from par value. The Company plans to satisfy its obligations under this agreement in two cash installments of an aggregate of $625,000 each. These installments are to be paid on January 31, 1997 and March 31, 1997.

                        Atec Group, Inc. and Subsidiaries
                                Other Information
                                December 31, 1996


PART II


Item 6.  Exhibits and Reports on form 8-k

a) Exhibits - none

b) Reports on Form 8-K:

     The following reports on Form 8K were filed by the Company during the quarter ended December 31, 1996:

             NONE

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ATEC GROUP, INC.
                                 (REGISTRANT)



Dated: February 14, 1997

                                 By:/s/ Ashok Rametra
                                    ------------------------------------------
                                    Ashok Rametra, in the capacity of both
                                    Vice President and Chief Financial Officer