Form 10-Q
period 1997-03-31
ATEC GROUP INC
filed 1997-05-15
CIK 893970

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

                      For the Quarter Ended March 31, 1997

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

                                YES _X_   NO ___

As of the close of business on March 31, 1997, there were 18,733,462 shares of the Registrant's Common Stock outstanding.

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

          Item 3 - Management Discussion & Analysis
                   of Financial Condition and Results
                   of Operations............................................8-9

PART II   Other Information Required in Report

          Item 6 - Other Information.........................................10

          Signature Page.....................................................11

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     UNAUDITED        AUDITED
                                                  March 31, 1997   June 30, 1996
                                                  --------------   -------------
ASSETS

Current Assets
   Cash                                            $  1,775,537    $  1,667,031
   Accounts receivable, net                           5,517,343       5,152,005
   Inventories                                        1,706,858       2,813,937
   Current portion of note receivable - officer              --           6,124
   Deferred taxes                                        46,373          42,773
   Other current assets                                 415,565         413,712
                                                   ------------    ------------
        Total currrent assets                         9,461,676      10,095,582
                                                   ------------    ------------

Property and equipment, net                             445,743         514,910

Goodwill, net                                         2,437,765       2,614,445

Other assets                                            103,483          97,196
                                                   ------------    ------------

                                                   $ 12,448,667    $ 13,322,133
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Revolving inventory line of credit              $  2,269,628    $  2,085,054
   Accounts payable                                   1,490,747       1,274,896
   Notes payable - related parties                      682,903         650,000
   Accrued expenses                                     989,493       1,008,154
   Deferred sales tax obligation                        553,052         553,052
   Other current liabilities                            517,322         709,188
                                                   ------------    ------------

        Total current liabilities                     6,503,145       6,280,344

Notes payable - related parties                              --         228,322
                                                   ------------    ------------

        Total liabilities                             6,503,145       6,508,666

Stockholders' equity
   Preferred stocks                                   7,882,468      11,353,068
   Common stock                                         235,432         218,765
   Additional paid-in capital                         4,032,610       5,026,332
   Discount on preferred stock                       (6,188,620)     (9,361,100)
   Retained earnings (deficit)                          638,483        (423,598)
   Less:  Treasury Stock at Cost  (723,000 shares)     (654,851)             --
                                                   ------------    ------------

        Total stockholders' equity                    5,945,522       6,813,467
                                                   ------------    ------------

                                                   $ 12,448,667    $ 13,322,133
                                                   ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,

                                                         1997          1996
                                                                    (RESTATED)
                                                      -----------   -----------

Net sales                                             $20,939,200   $21,145,532

Cost of sales                                          18,446,752    19,630,389
                                                      -----------   -----------

Gross profit                                            2,492,448     1,515,143
                                                      -----------   -----------
Operating expenses
   Selling and administrative                           1,922,087     1,431,830
   Amortization of goodwill                                47,261        36,017
                                                      -----------   -----------

        Total operating expenses                        1,969,348     1,467,847
                                                      -----------   -----------

Income from operations                                    523,100        47,296
                                                      -----------   -----------
Other income (expense)
   Miscellaneous income                                   (12,074)       (8,247)
   Interest income                                         15,212         9,100)
   Interest expense                                       (30,148)       (9,568)
                                                      -----------   -----------

        Total other (expense) income                      (27,010)       (8,715)
                                                      -----------   -----------

Income before provision for income taxes                  496,090        38,581

Provision for income taxes                                198,436        11,989
                                                      -----------   -----------

Net income                                            $   297,654   $    26,592
                                                      ===========   ===========

Net earnings per share                                $      0.01   $      0.00
                                                      ===========   ===========

Weighted average number of shares - fully diluted      24,418,198    17,413,922
                                                      ===========   ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31,

                                                       1997            1996
                                                                    (RESTATED)
                                                   ------------    ------------

Net sales                                          $ 72,362,075    $ 62,642,609

Cost of sales                                        65,207,295      57,583,034
                                                   ------------    ------------

Gross profit                                          7,154,780       5,059,575
                                                   ------------    ------------

Operating expenses
   Selling and administrative                         5,236,471       4,078,144
   Amortization of goodwill                             141,783         108,051
                                                   ------------    ------------

        Total operating expenses                      5,378,254       4,186,195
                                                   ------------    ------------

Income from operations                                1,776,526         873,380
                                                   ------------    ------------

Other income (expense)
   Miscellaneous income                                  52,685          13,128
   Interest income                                       59,057          11,121
   Interest expense                                    (118,133)        (19,246)
                                                   ------------    ------------

        Total other (expense) income                     (6,391)          5,003
                                                   ------------    ------------

Income before provision for income taxes              1,770,135         878,383

Provision for income taxes                              708,054         339,434
                                                   ------------    ------------

Net income                                         $  1,062,081    $    538,949
                                                   ============    ============

Net earnings per share                             $       0.04    $       0.03
                                                   ============    ============

Weighted average number of shares - fully diluted    24,418,198      17,413,922
                                                   ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31,

                                                           1997         1996
                                                                     (RESTATED)
                                                        ----------   ----------

Net cash provided by (used in) operating activities     $2,018,169   $  453,636

Cash flows from investing activities:

   Purchase of Treasury Stock                             (654,851)          --

   Purchase and Retirement of Preferred Stock           (1,250,000)          --

   Purchase of property and equipment                      (63,446)     (26,599)
                                                        ----------   ----------

Net cash (used in) provided by investing activities     (1,968,297)     (26,599)
                                                        ----------   ----------
Cash flows from financing activities:

   Notes payable related parties                          (228,322)      54,364

   Notes receivable - officer                               (6,124)      94,691

   Short term borrowings                                   184,574           --
                                                        ----------   ----------

Net cash (used in) provided by financing activities        (49,872)     149,055
                                                        ----------   ----------

Net increase in cash                                       108,506      576,092

Cash and cash equivalents - Beginning of period          1,667,031      919,095
                                                        ----------   ----------

Cash and cash equivalents - End of period               $1,775,537   $1,495,187
                                                        ==========   ==========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1997

                                  Common        Value         Series         Value         Additional   Discount on
                                  Shares        Common       Preferred     Preferred        Paid-In      Preferred       Treasury
                                  Issued        Stock         Issued         Stock          Capital        Stock           Stock
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at June 30, 1996         17,066,797  $    218,765     2,570,689   $ 11,353,068   $  5,026,332   ($ 9,361,100)            --

Conversion of Series I
  Preferred Stock                 1,666,665        16,667      (390,000)    (2,000,000)       (12,667)     1,996,000             --

Purchase and Retirement of
  Series D                               --            --      (117,648)      (588,240)      (205,880)       294,120
  Series J                               --            --      (166,472)      (832,360)      (707,500)       832,360
  Series K                               --            --       (10,000)       (50,000)       (42,500)        50,000

Registration Expenses                    --            --            --             --        (25,175)            --             --

Purchase of Common Stock                 --            --            --             --             --             --       (654,851)

Net Income for the Nine
  Months Ended March 31, 1997            --            --            --             --             --             --             --
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at March 31, 1997        18,733,462  $    235,432     1,886,569   $  7,882,468   $  4,032,610   ($ 6,188,620)  ($   654,851)
                               ============  ============  ============   ============   ============   ============   ============

                                 Retained        Total
                                 Earnings     Stockholders'
                                 (Deficit)       Equity
                               ------------   ------------
Balance at June 30, 1996       ($   423,598)  $  6,813,467

Conversion of Series I
  Preferred Stock                        --             --

Purchase and Retirement of
  Series D                                        (500,000)
  Series J                                        (707,500)
  Series K                                         (42,500)

Registration Expenses                    --        (25,175)

Purchase of Common Stock                 --        -654851

Net Income for the Nine
  Months Ended March 31, 1997     1,062,081      1,062,081
                               ------------   ------------
Balance at March 31, 1997      $    638,483   $  5,945,522
                               ============   ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        NINE MONTHS ENDED MARCH 31, 1997
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

On June 14, 1996, ATEC acquired all the stock of Innovative located in Hauppauge, NY. The acquisition of Innovative has been accounted for under the pooling of interest method and, accordingly, the consolidated financial statements have been restated to include the accounts and operations of Innovative. Innovative changed its fiscal year end from September 30 to June 30. The results of Innovative for the quarter ended September 30, 1995 were not included. If Innovative's results for the quarter ended September 30, 1995 were included in the nine month results, revenues would have been $67.1 million and net income would have been $585,320 or $.03 per share.

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

2. Equity Securities

     Capital Stock

          The Company's capital stock consists of the following:

                                                       Shares
                                                       Issued
                                          Shares       and
                                          Authorized   Outstanding   Amount
                                          ----------   -----------   -----------

Preferred Stocks:
   Series A cumulative convertible            29,233        29,231   $     2,923
   Series B convertible                       12,704         1,458           145
   Series C convertible                      350,000       350,000       350,000
   Series D convertible                      400,000       282,352     1,411,760
   Series E convertible                      200,000       200,000     1,000,000
   Series J convertible                      800,000       633,528     3,167,640
   Series K convertible                      400,000       390,000     1,950,000
                                                       -----------   -----------

       Total preferred                                   1,886,569   $ 7,882,468
                                                       ===========   ===========

Common Stock                              70,000,000    18,733,462   $   235,432

3.  Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. The common equivalent shares of 24,418,198 were calculated on the assumption that all preferred shares were converted as of the beginning of the period.

4.  Goodwill

Goodwill is being amortized over a period of fifteen years.

5.  Treasury Stock

On November 15, 1996, the Board of Directors authorized the repurchase of the company's capital stock. At March 31, 1997, the Company had purchased 723,000 shares of common stock for a total cost of $654,851 and 294,120 shares of preferred stock with a par value of $1,470,600 for a total cost of $1,250,000.

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

RESULTS OF OPERATIONS

The Company's revenues for the nine months ended March 31, 1997 increased to $72.4 million from $62.6 million for the prior year, an increase of approximately 16%. This increase is primarily attributable to internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $7.2 million for March 31, 1997 from $5.1 million for the comparable 1996 period, a 44% increase due to the increased revenues. Gross margins as a percentage of revenues for the six months were 9.8% as compared to 8.1% for the prior year. These margins are expected to increase as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, and training.

Revenues for the three months ended March 31, 1997 were approximately the same as the comparable period of the prior year. Gross margins increased to $2.5 million (11.9%) from $1.5 million (7.1%) in 1996. The level sales and increase in gross margins resulted from the discontinuance of sales to selected low margin wholesale customers in 1997.

March 31, 1997 operating expenses exclusive of amortization of intangible assets increased to $5.2 million for the nine months ended March 31, 1997 as compared to $4.1 million for the prior year. The increase in operating expenses are related to additional selling expenses and the exclusion of Innovative for the first quarter of the prior year due to the change in its fiscal year. Innovative expenses in the first quarter of 1995 were approximately $500,000. The increase in operating expenses for the three months ended March 31, 1997 is primarily increased selling expenses.

The provision for income taxes was $708,054 for the 1997 period as compared to $339,434 for 1996 period.

As a result of the above, the Company's net income increased to $1,062,081 for the nine months ended March 31, 1997 compared to $538,949 for 1996. Net income per share was $.04 compared to $.03 for the same period in the prior year. Primary and fully diluted average shares outstanding were 24,418,198 for 1997.

Net income for the three months ended March 31, 1997 increased to $297,654 as compared to $26,592 for the 1996 quarter. The increase is primarily attributed to weather related problems in the 1996 quarter and better gross margins in the 1997 quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $1,775,537 at March 31, 1997, a increase of $108,506 compared to June 30, 1996. The Company's working capital at March 31, 1997 was $2,958,531 as compared to a working capital of $3,815,238 at June 30, 1996. Net cash provided by operating activities was $2,018,169.

Cash used for investing activities totaled $1,968,297. The Company purchased $1,470,600 of the outstanding preferred stock for $1,250,000 and 723,000 shares of its common stock for $654,851.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $7 million. At March 31, 1997, indebtedness of the Company to Deutsche Financial was
$2,269,628, an increase of $188,574 compared to June 30, 1996. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

                        Atec Group, Inc. and Subsidiaries
                                Other Information
                                 March 31, 1997

PART II

Item 6.  Exhibits and Reports on form 8-k

a) Exhibits - none

b) Reports on Form 8-K:

     The following reports on Form 8K were filed by the Company during the quarter ended March 31, 1997:

          NONE

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ATEC GROUP, INC.
                                   (REGISTRANT)

Dated: May 13, 1997

                                   By: s\Ashok Rametra
                                      --------------------------------------
                                      Ashok Rametra, in the capacity of both
                                      Vice President and Chief Financial Officer