Form 10-K
period 1997-06-30
ATEC GROUP INC
filed 1997-09-26
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

                              --------------------

                                 CURRENT REPORT

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from_____ to _____

                         Commission File Number 0-22710

ATEC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware                                          13-3673965
(State or other jurisdiction of                   (IRS. Employer
corporation or organization)                      Identification Number)

90 Adams Avenue, Hauppauge, New York              11788
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code (516) 231-2832

Securities registered pursuant to Section 12(b)
 of the Act:                                      None

Securities registered pursuant to Section 12(g)
 of the Act:                                      Common Stock $.01 par value
                                                  Series A Preferred Stock $.01
                                                  par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                               YES _X_     NO ___

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               YES _X_     NO ___

     On September 19, 1997, the aggregate market value of the voting stock of Atec Group, Inc., consisting of Common Stock, $.01 par value, held by non-affiliates of the Registrant was approximately $16,556,527(1) based on the average of the bid and ask prices ($.83) for such Common Stock on said date as reported by the National Association of Securities Dealers Small Cap Market System. On such date, there were 29,887,677 shares of Common Stock of the Registrant outstanding.

(1) Excludes 9,940,054 shares of common stock beneficially owned by Surinder Rametra, Ashok Rametra and Balwinder Singh Bathla, the officers and directors of the Company.

ITEM 1. BUSINESS

General

     ATEC Group, Inc. ("the Company" or "ATEC"), is a leading system integrator and provider of a full line of computer and information technology products and services to business, professionals, government agencies and educational institutions. The Company has experienced rapid growth over the past few years. The Company focuses on core competencies including system design, high speed data transmission, LAN/WAN, video conferencing and Internet/Intranet technology. Some projects currently under review are Year 2000 Modifications and ATM Re-Engineering of Fiber- Optic Backbone Networks.

     ATEC offers a full spectrum of services and support which, it believes is of critical importance in the current market environment to the Company's customers. The integration of networks, multimedia, video conferencing, high volume storage information and communication systems, has necessitated technical support and continued client relations after the initial purchase. In today's market, Atec believes that most consumers and business users do not possess the time to investigate and locate the various computer components necessary to establish an integrated computer system. The Company therefore strives to provide "one-stop solutions" to its clients' technology needs in a cost effective manner.

     ATEC's marketing strategy is to educate business clients of the Company's ability to provide a "one-stop solution" to all its computer needs from the initial purchase and installation processes through required service and maintenance and future expansion requirements. The Company's subsidiaries are authorized sales and service dealers for all major manufacturers. The Company sells to its customers an extensive selection of computer products at a competitive combination of price and service. The Company offers over 10,000 computer products from over 500 manufactures including IBM, Compaq, Hewlett Packard, Apple, DEC, Hughes Networks, Microsoft, Novell, Oracle, Sybase, Toshiba and many more.

Industry

     Complex computer information processing systems, the foundation on which business and organizations now function, are continuously being redesigned, modified and upgraded as new computer and telecommunications technologies are introduced. Until the mid-1980's, either mid- range or mainframe computer systems were used to manage an organization's mission-critical, transaction-oriented commerce and business functions, such as banking, credit transactions, retail point-of-sale transactions and airline reservations. Client/server networks, otherwise known as "hub and spoke" networks, supported access to these functions, either within a single site or from numerous geographically-dispersed sites.

     In the late 1980's, a new architecture for information processing called "client/server" computing emerged, fueled by the growing intelligence in desktop computers, expanding capabilities of software applications and growing capabilities of networks. A client/server system typically consists of multiple intelligent desktop client computers linked with high performance server computers by a local and/or wide area network ("LAN" and/or "WAN") and is characterized by the flexibility and mobility of both application and user. In order to take advantage of their established operational staff and physical plant, many corporations are seeking to reconfigure their existing mainframe/mid-range computers (sometimes referred to as "legacy systems) to operate in parallel with client/server networks.

     The Company believes that these two information system models - legacy systems and client/server systems - will continue to coexist, each with advantages for certain applications. Thus, organizations are faced with complex decisions concerning the current and future configurations of their information systems, based upon factors such as the re-engineering of aspects of legacy systems to function more efficiently with related client/server systems, the explosive growth of the Internet (and related World Wide Web) and stand-alone intranets, the convergence of computer and telecommunications technologies and the universal recognition of information systems as the medium for commerce, finance, education and administration.

Business Strategy

     The Company's strategic focus is to pursue revenue growth in its core products and services which will fuel earning expansion.. As part of its growth strategy, the Company pursues the acquisition of companies that market products and services that either complement or expand its existing business. As a result, the Company continually evaluates potential acquisition opportunities, some of which may be material in size and scope. The Company focuses on expense control, including the improvement of the company's internal processes and procedures, effective asset management, and the addition and expansion of higher margin products and services

Marketing

     The Company markets its products and services by distributing brochures, direct mail solicitation, print advertisements, participation in seminars, presentations and trade shows. The Company's marketing strategy is to educate business clients as to the Company's ability to provide a "one-stop solution" for all computer related needs.

     The Company believes business technology buying has matured and corporate customers have become more knowledgeable about integrating new technologies and how to get the most for their business out of the new technologies. Rather than running out to purchase and install new systems, they are carefully considering their business goals and how technology can help them achieve these goals. The Company's objective is to continue to be a leading provider of a complete range of PC network infrastructure products and services to large businesses.

Products and Services

     The microcomputer industry is characterized by numerous hardware systems that utilize different and often incompatible standards for hardware and software. The Company has the capability to design systems and support services which include products or components manufactured by numerous manufacturers that address most applicable industry standards.

     ATEC's support services include a wide range of services designed for its clients, corporate planners and management needing a single source for technical support issues, such as local and wide area networks, gateways, bridges, system conversion planning, hardware and software specifications, database / database server development and implementation, video conferencing and high speed data transmission.

     ATEC provides a full spectrum of products and value added services to deliver custom, integrated solutions for the PC network infrastructure requirement of its clients. The Company deals with over 10,000 computer products from over 500 manufactures to serve its clients. The company's subsidiaries are authorized dealers for all major manufactures such as Apple, Compaq, Epson, Hewlett Packard, Hughes Networks, IBM, Microsoft, NEC, Novel, Oracle, Sybase, Toshiba, and numerous more.

     The Company purchased approximately 28% of its hardware and software products from Computerland Corporation (hereafter called "Computerland"). Computerland is the only vendor who accounted for 10% or more of the purchases of the Company. In addition to its agreements with Computerland, the Company has dealer/vendor agreements with Ingram, Merisel, Intelligence Electronics, Micro Age and Tech Data. The Company did not experience any material difficulties in obtaining products from its vendors during its prior year. The Company believes that other suppliers would be able to adequately service the Company's needs in the event that its existing vendor/dealer agreements were terminated.

Competition

     The microcomputer market is very competitive. The Company competes directly with a variety of local and national distributors, super stores, retailers, mail order houses and other entities that offer computer products and services. The Company seeks to compete with its competitors based upon the Company's commitment to provide a "one -stop solution" to its clients' data processing needs in a cost effective manner. While the Company attempts to competitively price hardware and software items, the Company does not focus on pricing as its primary competitive strength. Management believes that the Company's principal strength is its ability to offer customers complete and cost efficient solutions to their individualized computer needs, including system design and integration, local area network (LAN), data communications, and internet access.

     The systems integration and computer installation industries are both highly competitive and include participants from a variety of market segments. The competition in systems integration services includes mid-level and regional systems integrators. The Company believes it competes favorably with these systems integrators in the areas and level of responsiveness, regional and national vendor contacts and dedication to achieving certification standards to provide its clients with a higher quality of customer service.

     The  Company  believes  that its  ability to  compete  depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and motivate a large number of personnel and the development by others of services that is competitive with Atec's applications and services, and the price at which others offer comparable service. Many participants in the computer reseller, software development and systems integration businesses have significantly greater financial, technical and marketing resources than does the Company.

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

Employees

     As of the date of this Annual Report, the Company had an aggregate of approximately 79 employees, including its 7 administrators, 13 staff persons, 5 managers, 32 full-time sales persons, 14 technical and 8 warehouse personnel. The Company has no collective bargaining agreements and believes the relations with its employees are good.

ITEM 2. PROPERTIES

     The Company's headquarters and executive offices are located at 90 Adams Ave., Hauppauge, New York. This location occupies approximately 6,000 square feet leased pursuant to a lease expiring in 1998 providing for annual rental payments of approximately $40,090 plus certain expenses. ATEC maintains a retail location and warehouse facility in Albany, New York, consisting of approximately 8,050 square feet. The Albany facility lease expires on June 30, 2003 and requires annual rental payments of $96,600 through 1998 and $108,192 thereafter, plus all expenses and taxes attributable to the operation of the premises. The Albany facility is leased from a company controlled by Surinder and Ashok
Rametra, officers and directors of the Company. The Company's New York operations located at 143 West 29th Street, New York, New York. This location occupies 4,000 square feet and requires annual rental payments of $39,000, plus certain expenses. A facility is located in Pinebrook, New Jersey. This location occupies 5,328 square feet and requires annual payments of approximately $41,026 per year plus other expenses under a lease expiring in 2002.

     The Company believes that its current facilities are suitable for its present and projected needs. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

     A third party action was commenced against the Company's predecessor ("Hillside Bedding") in the Supreme Court, Bronx County in 1993. The action results from a claim by a former worker who was allegedly injured while operating a forklift during the course of his employment. The worker commenced an action against the Company which maintained the forklift, Mid Hudson Clarklift ("MH"), seeking damages of $7,000,000 for the alleged failure of such company to properly maintain and service the lift. MH instituted a third party action seeking judgment for all or part of any verdict or judgment which may be obtained against MH. The case is presently in the discovery stages.

     In 1990, an action entitled Bedding Discount Center, Inc., MJR Bedding Co., Inc., Hapat Bedding Corp. v. Sid Patterson, Hillside Bedding Corporation and Robert Martire were brought against the Company in Supreme Court, Nassau County, Index No. 3720-90. The suit seeks damages in the amount of $1,000,000 for alleged disclosure of certain trade secrets and confidential information to the Company, together with punitive damages in the amount of $10,000,000 and similar monetary damages based upon the allegations that defendants interfered with and impaired plaintiffs' contractual and business relations and the plaintiffs have engaged in acts constituting a prima facie tort. The action has been nearly inactive since commencement. The Company believes that the action has no merit. There can be no assurances however that the Company will prevail in any such action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last quarter of 1997, the Company did not submit any matter to the vote of its shareholders.

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

The Company's Common Stock and Warrants are traded on the National Association of Security Dealers Automated Quotation System ("NASDAQ") under the symbol "ATEC" and "ATECW"), respectively. The following table sets forth the high and low bid prices for the Company's Common Stock and Warrants for the periods indicated as reported by the NASDAQ. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                  COMMON STOCK
                                                            High        Low
                                                            ----        ---
1995
         Quarter ended 9/30...........................      1 19/32     11/16
         Quarter ended 12/31..........................      1 3/8       13/16

1996
         Quarter ended 3/31...........................      1 1/2       7/8
         Quarter ended 6/30...........................      1 7/16      15/16
         Quarter ended 9/30...........................      3/4         23/32
         Quarter ended 12/31..........................      15/16       7/8

1997
         Quarter ended 3/31...........................      21/32       10/16
         Quarter ended 6/30...........................      21/32       19/32

                                    WARRANTS
                                                            High        Low
                                                            ----        ---
1995
         Quarter ended 9/30...........................      5/32        5/32
         Quarter ended 12/31..........................      5/32        1/16

1996
         Quarter ended 3/31...........................      1/2         1/16
         Quarter ended 6/30...........................      11/32       1/8
         Quarter ended 9/30...........................      3/32        1/16
         Quarter ended 12/31..........................      10/32       1/4

1997
         Quarter ended 3/31...........................      3/16        1/16
         Quarter ended 6/30...........................      3/16        1/16

     On September 19, 1997, the closing bid and ask prices of the Company's Common Stock were 27/32 and 13/16 respectively and the closing prices of the Company's Warrants were 1/8 and 1/8, respectively.

     On September 19, 1997, there were approximately 252 holders of record of the Company's Common Stock; 16 holders of record of the Series A Preferred Shares; 5 holders of record of the Units and 33 holders of record of the Warrants. The number of record holders do not include holders whose securities are held in street name.

                                    DIVIDENDS

     The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings for the operation and expansion of the Company's business.

     The  holders  of its Series A  Preferred  Shares  are  entitled  to certain
dividend   payments  upon  declaration  by  the  Company's  Board.   (See  "Item
8-Financial Statements").

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as and for each of the five years in the period ended June 30, 1997 have been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and "management's Discussion and Analysis."


Operating Data           1997*             1996*            1995*             1994*            1993*
---------------          -----             -----            -----             -----            -----
Net Sales                $100,841,362      $81,812,045      $47,565,542       $43,474,764      $49,474,764
Income (Loss) from
continuing operations    $  1,667,898      $   838,346      $(2,251,354)      $  (226,079)     $   215,552
Income (Loss) per
common share:
Primary                  $        .06      $       .03      $      (.25)      $      (.04)     $       .04
Fully Diluted            $        .06      $       .03      $      (.25)      $       N/A      $       .02

Balance Sheet Data

Total Assets             $ 17,147,707      $13,322,133      $11,724,938       $ 7,728,352      $ 8,989,255
Long-term obligations            --        $   228,322      $   918,291       $ 1,580,255      $   245,000
Cash dividends per
common share             Nil               Nil              Nil               Nil              Nil

* Results have been restated to include the June 1996 acquisition of Innovative Business Micros, Inc. Shares outstanding and earning per share for 1996 have been restated to reflect the increase in shares issued upon the conversion of preferred stock due to market price changes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Background

     ATEC Group, Inc. (the "Company") is engaged in the sale of computer hardware and software products to business, professionals, government agencies and educational institutions. In addition, the Company provides its clients with a full spectrum of computer services and technical support including designing and installing computer systems, local area networks, high volume data communications and Internet ready solutions.

RESULTS OF OPERATIONS

Fiscal 1997 compared to Fiscal 1996

     The Company's revenues for the 1997 fiscal year increased to $100.8 million from $81.8 million for the prior year, an increase of approximately 23%. This increase is primarily attributable to internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross profit for the year increased to $9.8 million for 1997 from $7.5 million for 1996, a 31% increase due to the increased revenues. Gross margin for the year was 9.7% as compared to 9.1% for the prior year. These margins are expected to increase as the company attempts to increase their market share in more profitable sectors of the business such as integration, hardware service/maintenance, year 2000 consulting and services, networking and training.

     1997 operating expenses exclusive of amortization of intangible assets increased to $6.9 million as compared to $6 million for the prior year. The 15% increase in operating expenses are related primarily to additional selling expenses and research and development expenses in 1997.

     Amortization of intangible assets increased to $224,000 for the year from $168,000 in the comparable 1996 period. Other income increased to $356,000 to $282,000 primarily as a result of $153,000 reduction in the sales tax obligation of the Company's predecessor. The Company also earned an additional $41,000 of interest income and incurred $39,000 less interest expense in 1997 due to management's judicious use of working capital.

     The provision for income taxes for 1997 was $1,299,000 as compared to $415,000 for 1996.

     As a result of the above, the Company's net income increased to $1,668,000 for 1997 from $838,000 in 1996. For 1997, net income per share was $.06 compared to $.03 in the prior year. Primary and fully diluted average shares outstanding were 29,801,232 for 1997.

     Fiscal 1996 compared to Fiscal 1995

     The Company's revenues for the 1996 fiscal year increased to $81.8 million from $47.6 million for the prior year, an increase of approximately 72%. This increase is primarily attributable to the Company's acquisition of ACS and CONY in February and March 1995, respectively, as well as its own internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross profit for the year increased to $7.5 million for 1996 from $4.7 million for 1995, a 58% increase due to the increased revenues. Gross margin was 9.1% as compared to 9.9% for the prior year.

     1996 operating expenses exclusive of amortization of intangible assets increased 31% to $6 million as compared to $4.6 million for the prior year. The increase in operating expenses are related to expanded business operations through the 1995 acquisitions and the opening of a sales office in New Jersey in the third quarter.

     Amortization of intangible assets increased 217% to $168,000 for the year from $53,000 in the comparable 1995 period. Other expenses decreased approximately $1.7 million primarily due to the 1995 write-off of all costs associated with the 1994 reorganization and the satisfaction of debts of the former bedding operations.

     The provision for income taxes for 1996 was $415,000 as compared to $152,000 for 1995. The provision for income taxes in 1996 was lower than the federal and state combined statutory rate of 46% primarily due to the effect of deductible charges associated with the charge-off.

     The Company's net income increased to $838,000 for 1996 from a loss of $2,251,000 in 1995. The primary reason for the 1995 loss resulted from costs associated with the write-off of various items related to the Company's former bedding business, the 1994 acquisition, and the reorganization of the Company's business. For 1996, net income per share was $.03 compared to a loss of $.25 in the prior year. Primary and fully diluted average shares outstanding were 25,729,527 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $2,013,549 at June 30, 1997, an increase of $346,518 as compared to June 30, 1996. The Company's working capital at June 30, 1997 was $3,753,142 as compared to a working capital of $3,815,238 at June 30, 1996. The changes in cash and working capital resulted primarily from operations offset by the Company purchase of shares of its common and preferred stock for $1.9 million and repayment of loans from related parties of approximately $900,000.

     Cash used for investing activities totaled $55,370 primarily for the purchase property and equipment.

     To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service (formerly ITT Commercial Finance) has granted a credit line in the amount of $6,000,000. At June 30, 1997, indebtedness of the Company to Deutsche Financial was $1,830,359, or a decrease of $254,695 compared at June 30, 1996. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     In April 1996, ATEC Group, Inc. engaged Weinick Sanders Leventhal & Co., LLP ("WSL") to audit the Registrant's consolidated financial statements for the year ended June 30, 1996. The decision to change independent auditors was recommended and approved by the Company's Board of Directors. The accounting firm of Yohalem Gillman & Company, ("Yohalem"), which served as the Company's independent auditor for the fiscal year ended June 30, 1995 was dismissed. During fiscal 1995 and the interim periods up until the date of dismissal of Yohalem, the Registrant had no disagreement with Yohalem and there were no "reportable events" with the exception of a disagreement with Yohalem on the accounting method to be applied to the proposed acquisition of Innovative. The proposed acquisition of Innovative contemplated the payment to Innovative Shareholders of shares of the Company's common stock over a three year period depending upon performance criteria ("Initial Acquisition Term"). Innovative was owned by Surinder Rametra and Ashok Rametra the Company's principal executive officer and principal financial officer, respectively, and their brother, Rajnish Rametra. Surinder and Ashok Rametra owned 25% of the common stock and Rajnish Rametra owned 75%. Surinder Rametra gave direction and guidance to Rajnish Rametra for the operations of Innovative. A member of the board of directors discussed the matter with Yohalem. The Company authorized Yohalem to respond fully to the inquiries of WSL concerning the subject matter of the disagreement. The accountant's reports on the Registrant's financial statements for the years ended June 30, 1995 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     Management was of the opinion that APB 16 did not apply to the Initial Acquisition Term. APB 16, paragraph 5 excludes transfers and exchanges between companies under common control and assets and liabilities would be accounted for at historical cost in a manner similar to that in pooling of interest accounting. Management also consulted with the AICPA's technical hotline prior to formulating their opinion on the appropriate accounting.

     Yohalem, the Company's former independent accountants has expressed reservations concerning the accounting method applied in the pro forma financial presentations included in the Company's Current Report on Form 8-K dated April 1, 1996 based on the Initial Acquisition Terms and the application of this method to the pro forma financial statements. Yohalem believed, based on a literal reading on the applicable authoritative accounting standards, that the proposed accounting for Innovative based on the Initial Acquisition Terms was not in accordance with those accounting standards, as currently written, inasmuch as the Rametra family did not own a majority of the voting shares of the Company before the acquisition. Yohalem is aware the Financial Accounting Standards Board is reconsidering the requirements for consolidations and, accordingly have suggested that the company discuss this matter with the staff of the SEC.

     The Company requested WSL's views on the proposed accounting for the Innovative transaction based on the Initial Acquisition Terms. Based on the facts as they existed at that point in time, it was their view that APB 16 did not apply and the appropriate accounting would be the carryover of Innovative's cost.

     In June 1996, the Company negotiated new acquisition terms "New Acquisition Terms" with the Rametras, pursuant to which the Company would acquire 100% of Innovative's shares in exchange for 4,900,000 shares of the Company's Common Stock all of which shares were payable at the Closing of the Acquisition. The New Acquisition Terms did not involve the payment of any future consideration to the Innovative Shareholders. In June 1996 the Acquisition was consummated based of the New Acquisition Terms. The Company, in concurrence with WSL accounted for the Acquisition as a pooling of interests.

                                     PART II

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

     Directors and Officers

     The following table sets forth the names and ages of all current directors and officers of the Company and the position in the Company held by them:

          Name                          Age       Position
          ----                          ---       --------

          Surinder Rametra              57        Chairman of the Board and
                                                  Chief Executive Officer
          Ashok Rametra                 43        Treasurer, Chief Financial
                                                  Officer and Director
          Balwinder Singh Bathla        41        President and Director

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

     Surinder Rametra was appointed the Chief Executive Officer and Chairman of the Board of the Company in June 1994. Prior to June 1994 Mr. Rametra was president of a subsidiary of the Company. Mr. Rametra received a Bachelor of
Science Degree from the Punjab Engineering College, India and a Masters of Science Degree in Engineering from the University of I.I.T., India in 1965 and 1969 respectively. In 1976 Mr. Rametra received a Masters of Business Administration Degree in Finance from New York University.

     Ashok Rametra was appointed Treasurer, Chief Financial Officer and Director of the Company in June 1994 . From June 1994 to March 1995 Mr. Rametra also served as the Company's president. Prior to 1994 Mr. Rametra was the president of a subsidiary of the Company. Mr. Rametra received a Bachelor of Science Degree from St. Johns University in accounting in 1980.

     Balwinder Singh Bathla was appointed as the President and a Director of the Company in March, 1995. Prior to 1995, Mr. Bathla was the principal operating officer of a subsidiary of the Company. Mr. Bathla received a Masters Degree in Statistics from Punjab University, Chandigar, India in 1979.

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Registrant during its most recent fiscal year, the Company believes that there were no
Section 16(a) reports filed untimely during the Company's year ended June 30, 1997 or June 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION

     The Company's Summary Compensation Table for the years ended June 30, 1997, 1996 and 1995 is provided herein. This table provides compensation information on behalf of the Company's existing officers and directors. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended June 30, 1997, 1996 and/or 1995. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.

                           SUMMARY COMPENSATION TABLE

                For the Years Ended June 30, 1997, 1996 and 1995
                       Annual Compensation Awards Payouts

                                 Year                                Compen-       Options/     LTIP
Name                Position     Ended       Salary($)   Bonus($)    sation($)     SARs         Payouts
----                --------     -----       ---------   --------    ---------     ----         -------

Surinder Rametra    CEO          6/30/97     $160,680                6,737(1)      NONE         NONE
                                 6/30/96     $156,000                5,680(7)      NONE         NONE
                                 6/30/95     $150,850                21,624(2)     NONE         NONE

Ashok Rametra       CFO          6/30/97     $150,020                19,372(3)     NONE         NONE
                                 6/30/96     $150,020                6,508(8)      NONE         NONE
                                 6/30/95     $180,520                8,113(4)      NONE         NONE
Balwinder Singh     President
Bathla                           6/30/97     $158,216                20,806(3)     500,000(10)  NONE
                                 6/30/96     $135,000                51,723(9)     NONE         NONE
                                 6/30/95     $58,650     86,470(5)   14,177(6)     NONE         NONE

(1)  Major Medical $6,737
(2)  Major Medical $4,727, Leased Auto $4,645, Interest Income 10,000
(3) Major Medical $4,776, Life Insurance $6,600, Rent Income $5,400, Interest Income $4,030
(4)  Major Medical $1,129, Leased Auto $6,984
(5) Represents 70,768 shares of common stock issued pursuant to Mr. Bathla's Employment Agreement.
(6)  Major Medical $2,185, Interest Income $11,992
(7)  Major medical $5,680
(8)  Major medical $3,799, Leased Auto $2,710
(9)  Major medical $4,465, Leased Auto $9,000, Interest income $38,258
(10) In December 1996, the Company issued to Mr. Bathla options to purchase an aggregate of 500,000 shares of common stock exercisable at $.75 per share through December 2006.

     Year End Option Table. The following table sets forth certain information regarding the stock options held as of June 30, 1997 by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                          Securities Underlying            Value of Unexercised
                                                          Unexercised Options at           In-the-Money-Options
                                                            Fiscal Year End(#)             at Fiscal Year End (2)
                  Shares Acquired   Value            ------------------------------    ----------------------------
Name              on exercise (#)   Realized($)       Exercisable    Unexercisable     Exercisable    Unexercisable
----              ---------------   ----------       ------------    --------------    -----------    -------------
Balwinder Singh
Bathla (1)               0              0               500,000             0               0               0

(1)  Represents  an  option  to  acquire   500,000  shares  at  $.75  per  share
     exercisable through December 19, 2006.

(2) Computation based on $.625 which was the June 30, 1997 closing price for the Common Stock.

     Option Grant Table. The following table sets forth certain information regarding the stock options granted during the fiscal year ended June 30, 1997 by the Company to the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                               % of Total
                               Options
                               Granted to
                               Employees in   Exercise Price   Expiration
Name              Granted (#)  Fiscal Year    $ / Share        Date
----              -----------  -----------    --------------   ----------

Balwinder Singh
Bathla (1)          500,000       62.5%          $.75          December 19, 2006

(1)  Represents  an  option  to  acquire   500,000  shares  at  $.75  per  share
     exercisable through December 19, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 9, 1997 certain information with respect to the beneficial ownership of the Company's voting securities by
(i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation table appearing herein, and (iv) all executive officers and directors of the Company as a group. The table also sets forth the respective general voting power of such persons taking into account the voting power of the Common Stock and the Preferred Stock combined.

Name and Address                 Amount and Nature
of Beneficial                    of Beneficial             Percentage of
Owner                            Ownership of              Voting Stock
Outstanding                      Common Stock              Outstanding(1)
----------------                 -----------------         --------------

Ashok Rametra(2)                 3,490,220                 11.5%
1762 Central Avenue
Albany, NY  12205

Surinder Rametra(3)              3,955,307                 13.1%
90 Adams Avenue
Hauppauge, NY 11788

Balwinder Singh                  3,214,527                 10.4%
Bathla (4)
143 West 29th Street
New York, NY 10001

Rajnish Rametra (5)              2,470,941                 8.3%
90 Adams Avenue
Hauppauge, NY 11788

All directors and (2)(3)(4)      10,660,054                34.3%
executive/officers
as a group (3 persons)

(1) Computed based upon a total of 29,887,677 shares of Common Stock, 29,232 shares of Series A Preferred Stock, 1,458 shares of Series B Preferred Stock and 338,790 shares of Series C Preferred Stock. Each share is Common Stock and Preferred Stock possess one vote per share. Accordingly, the foregoing represents an aggregate of 30,257,157 votes.

(2) The foregoing figure reflects the ownership of an aggregate of 1,400,379 shares of common stock by Mr. Rametra and 2,039,184 common shares owned by Mr. Rametra's spouse and children. The foregoing amount also assumes the exercise by Mr. Rametra of options to acquire 50,000 shares of the common stock. Mr. Rametra disclaims beneficial ownership of shares of the Company's securities owned by other members of the Rametra family.

(3) The foregoing figure reflects the ownership of 2,134,947 shares of common stock by Mr. Rametra and 1,770,360 shares by Mr. Rametra's wife and minor son. In addition, the foregoing assumes the exercise by Mr. Rametra to acquire 50,000 shares of the Company's common stock. Mr. Rametra disclaims beneficial ownership of shares of the Company's securities owned by other members of the Rametra family including independent children..

(4) The foregoing figure assumes the exercise by Mr. Bathla of options to acquire 620,000 shares of the Company's common stock. Mr. Bathla disclaims beneficial ownership of shares of the Company owned by other members of his family.

(5) The foregoing figures reflect the ownership by Mr. Rametra of 812,286 shares and an aggregate of 1,528,615 shares by his spouse and children. The figure also assumes the exercise by Mr. Rametra of 130,000 options. Mr. Rametra disclaims beneficial ownership of shares of the Company owned by other members of the Rametra family.

ITEM 13. CERTAIN TRANSACTIONS

     In June. 1996, the Company acquired 100% of the outstanding capital stock of Innovative Business Micros. Inc. a computer integrator located in Long Island. Innovative was formerly owned by Surinder Rametra and Ashok Rametra, the Company's Chief Executive Officer and Chief Financial Officer, respectively. and Rajnish Rametra their brother. The consideration for the acquistion was the issuance by the Company of an aggregate of 4,900,000 shares of the Company's
Common Stock to the former shareholders of Innovative. The terms of the acquistion were not negotiated in an arms-length manner and there can be no assurance that an unaffiliated company would have paid less consideration for Innovative then paid by the Company. The acquisition was accounted for as a pooling of interest.

     In January 1997, the Company issued options to purchase 700,000 shares of common stock to the former shareholders of Cony and ACS for the amendment to the purchase and employment agreements, eliminating any future performance payments.

     All inter company transaction have been eliminated in consolidation.

                                      LOANS

                           06/30/97   06/30/96    06/30/95   Interest   Maturity
Lender                     Amount     Amount      Amount     Rate       Date
------                     --------   --------    --------   --------   --------
Balwinder Singh Bathla     $ 2,967    $228,322    $396,246   10%        06/30/98
Rajnish Rametra            $ -.-      $500,000    $230,000   10%        06/30/97
Ashok Rametra              $ -.-      $150,000    $ -.-      10%        06/30/97

     During the year ended June 30, 1997, Balwinder Singh Bathla advanced the Company $2,967. The advance bears interest at the rate of 10% per annum.

     MCS's  office  located in Albany,  New York is leased  pursuant  to a lease expiring in June 2003. The lease requires annual rental payments of approximately $96,600 through 1998 and $108,192 thereafter, plus all expenses and taxes attributable to the operation of the premises. This facility is leased from 1962 Central Avenue Realty Associates (a partnership) controlled Surinder Rametra and Ashok Rametra, Officers and Directors of the Company.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules - See index to financial statements and financial statement schedule on page 23 of this Annual Report.

(a)(3)       Exhibits - See exhibit index below.

(b) During the last quarter of Fiscal 1997 the Company has filed a report on Form 8K dated June 30, 1997 reporting in Item 5 thereof the conversion of certain classes of preferred stock into common stock.

(c) The following exhibits were filed by the Company with the Securities and Exchange Commission as exhibits to various filings as indicated below. Exhibits marked with an asterisk are filed herewith:

Exhibit No.                             Description

(1) 3.1      Certificate of Incorporation of the Company
(1) 3.2      Certificate of Amendment of Certificate of Incorporation, filed
              October 21, 1992
(1) 3.3      By-laws of the Company
(1) 3.4      Certificate of Amendment of Certificate of Incorporation, filed
              December 22, 1992
(1) 3.5      Form of Certificate of Powers, Designations, Preferences and Rights
              of the Series A 10%
             Cumulative Convertible Preferred Stock
(1) 4.1      Revised Form of Unit Purchase Option
(1) 4.2      Form of Warrant Agreement between the Company and North American
              Transfer Co.
(1) 4.3      Purchase Agreement dated as of July 16, 1992 between the Company and certain of the Selling
             Stockholders
(1) 4.4      Purchase Agreement dated as of July 17, 1992 between the Company and certain of the Selling
             Stockholders
(1) 4.5      Purchase Agreement dated as of July 20, 1992 between the Company and certain of the Selling
             Stockholders
(1)  4.6     Purchase Agreement dated as of November 10, 1992 between the
              Company and
             certain of the Selling Stockholders
(1)  4.7     Form of Common Stock Certificate
(1)  4.8     Form of Warrant Certificate
(1)  4.9     Form of Preferred Stock Certificate
(1) 10.1     1992 Stock Option Plan of the Company
(1) 10.2     Form of Incentive Stock Option Agreement
(1) 10.3     Form of Non-Incentive Stock Option Agreement
(1) 10.4     Employment Agreement between Robert Martire and the Company dated October 30, 1992

(1) 10.5     Employment Agreement between Morton Swirsky and the Company dated as of July 31, 1992
(1) 10.6     Assignment Agreement between LLJ Enterprises Corp. and the Company dated October 30, 1992
(1) 10.7     Form of Standard Franchise Agreement
(1) 10.8     Revised Form of Financial Advisory and Investment Banking Agreement
              between the Company and Elliot Allen & Co., Inc.
(1) 10.9     Option Agreement dated October 23, 1992 between the Company and certain of the Company's franchisees
(1) 10.10    Option Agreement dated October 16, 1992 by and among the Company,
              Steinbock Braff, Inc., G-MAT Distributors, Inc. and
               Corey Steinbock
(1) 10.11    Rights Termination Agreement dated January 12, 1993 by and among the Company, H.B. Franchising Corp. and G-MAT Dist. Inc.
(1) 10.12    Deferred Payment Agreement dated January 15, 1993 between the
              Company and the New York State Sales Tax Authority
(2) 10.13    Consulting Agreement dated May 27, 1993 between the Company and the
              Winthrop Group,Inc.
(3) 10.14    Consulting Agreement dated July 22, 1993 between the Company and
              White Sands Properties, Inc.
(3) 10.15    Consulting Agreement dated July 22, 1993 between the Company and
              Xanadu International,Inc.
(3) 10.16    Consulting Agreement dated July 22, 1993 between the Company and
              Victima International, Inc.
(3) 10.17    Consulting Agreement dated April 1, 1993 between the Company and
              White Sands Properties, Inc.
(1)          10.18 Stock Purchase  Agreement dated as of October 6, 1993 by and among the Company,  Today's  World,  Inc.,  Paul A. Reece,
               Marilyn Reece, Dennis Moody and Earl Oltz.
(1) 10.19    Mortgage dated February 26, 1993 between Eritram Realty Corp.
              and Emmanuel Ciminello,Jr.
(1) 10.20    Security Agreement dated February 26, 1993 between Eritram Realty
              Corp. and Emmanuel Ciminello, Jr.
(1) 10.21    Collateral Assignment of Lease and Rents dated February 26, 1993 between Eritram Realty Corp. and Emmanuel Ciminello, Jr.
(1) 10.22    Lease dated February 26, 1993 between Eritram Realty Corp. and the
              Company
(4) 10.23    Agreement between the Company and Sun Corporation (2000) Ltd.
(5) 10.24    Agreement between the Company, Balwinder Singh Bathla and American
              Computer
             Systems Corporation
(6) 10.25    Agreement between the Company, Arvinder Gulati, Patrick Hegarty,
              Kenneth Bohacks and CONY Computers, Inc.
    21*      Subsidiaries of the Company

(1)  Incorporated  by  reference  from  Registration   Statement  on  Form  SB-2
     (registration no. 33-54356) filed by the Company with the Securities and Exchange Commission on November 9, 1992.

(2)  Incorporated  by  reference  from   Registration   Statement  on  Form  S-8
     (registration no. 33-63740) filed by the Company with the Securities and Exchange Commission on July 26, 1993.

(3)  Incorporated  by  reference  from   Registration   Statement  on  Form  S-8
     (registration no. 33-54356) filed by the Company with the Securities and Exchange Commission on July 26, 1993.

(4)  Incorporated  by reference  from  Current  Report on Form 8K dated June 23,
     1994.

(5) Incorporated by reference from Current Report on Form 8K dated February 20, 1995.

(6)  Incorporated  by reference  from Current  Report on Form 8K dated March 31,
     1995.

(d) Financial Statement Schedules required by this Item are identified on page 23 of this Annual Report.

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

                                    ATEC GROUP, INC.

                                    By: /s/ Surinder Rametra
                                       -----------------------------------------
                                       Surinder Rametra, Chief Executive Officer

Dated:   September 25, 1997

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Surinder Rametra                                          September 25, 1997
---------------------------------------------
Surinder Rametra, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Ashok Rametra                                             September 25, 1997
---------------------------------------------
Ashok Rametra, Chief Financial Officer, Treasurer and
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ Balwinder Singh Bathla                                    September 25, 1997
---------------------------------------------
Balwinder Singh Bathla, President and Director

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT OF WEINICK SANDERS LEVENTHAL & CO., LLP.        F-1

INDEPENDENT AUDITOR'S REPORT OF YOHALEM GILLMAN & COMPANY LLP .......        F-2

INDEPENDENT AUDITOR'S REPORT OF STEWART H. BENJAMIN, CPA, P.C. ......        F-3

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as at June 30, 1997 and 1996 ........        F-4

    Consolidated Statements of Operations
       For the Years Ended June 30, 1997, 1996 and 1995 .............        F-5

    Consolidated Statements of Cash Flows
       For the Years Ended June 30, 1997, 1996 and 1995 .............  F-6 - F-8

    Consolidated Statements of Stockholders' Equity
       For the Years Ended June 30, 1997, 1996 and 1995 ............. F-9 - F-10

NOTES TO FINANCIAL STATEMENTS .......................................F-11 - F-31

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

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
ATEC Group, Inc.

We have audited the accompanying consolidated balance sheets of ATEC Group, Inc. and Subsidiaries as at June 30, 1997 and 1996, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries as at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Weinick, Sanders Leventhal & Co., LLP
New York, New York
August 18, 1997

                          Independent Auditor's Report

Shareholders and Board of Directors
ATEC Group, Inc.

     We have audited the consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1995 of ATEC Group, Inc. (formerly Hillside Bedding, Inc.) and Subsidiaries (before restatement for the 1996 pooling-of-interests, and not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ATEC Group, Inc. and Subsidiaries for the year ended June 30, 1995 in conformity with generally accepted accounting principles.

/s/ Yohalem Gillman & Company LLP
New York, New York
October 4, 1995

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                                ----------------
                                 490 MAIN STREET
                         NORTHPORT, NEW YORK 11768-1953
                        (516) 754-0060 FAX (516) 754-0180

                                                                          Member
                              American Institute of Certified Public Accountants
                          New York State Society of Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
ATEC Group, Inc.

I have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended September 30, 1995 of Innovative Business Micros, Inc. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Innovative Business Micros, Inc. for the year ended September 30, 1995 in conformity with generally accepted accounting principles.

/s/ Stewart H. Benjamin, CPA, PC

Stewart H. Benjamin
Certified Public Accountant, P.C.
(Successor to the practice of George S. Goldberg, deceased)

Roslyn Heights, New York
December 12, 1995

                        ATEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                               June 30,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
Current assets:
   Cash                                               $ 2,013,549   $ 1,667,031
   Accounts receivable - net                            9,246,247     5,152,005
   Inventories                                          1,382,236     2,813,937
   Due from officers and related parties                     --           6,124
   Deferred taxes                                          37,249        42,773
   Other current assets                                   441,469       413,712
                                                      -----------   -----------
              Total current assets                     13,120,750    10,095,582

Property and equipment - net                              439,000       514,910

Goodwill - net                                          3,556,704     2,614,445

Other assets                                               31,253        97,196
                                                      -----------   -----------
                                                      $17,147,707   $13,322,133
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                                     $   533,871   $   429,271
   Revolving lines of credit                            1,830,359     2,085,054
   Accounts payable                                     4,447,595     1,274,896
   Notes payable - related parties                        127,967       650,000
   Accrued expenses                                       777,385     1,008,154
   Income taxes payable                                 1,029,016       278,600
   Other current liabilities                              621,412       554,369
                                                      -----------   -----------
              Total current liabilities                 9,367,605     6,280,344

Notes payable - related parties                              --         228,322
                                                      -----------   -----------

              Total liabilities                         9,367,605     6,508,666
                                                      -----------   -----------

Commitments and contingencies                                --            --

Stockholders' equity:
   Preferred stocks                                       353,057    11,353,068
   Common stock                                           346,380       218,765
   Additional paid-in capital                           6,806,216     5,026,332
   Discount on preferred stocks                          (315,000)   (9,361,100)
   Retained earnings (deficit)                          1,244,300      (423,598)
                                                      -----------   -----------
                                                        8,434,953     6,813,467
   Less:  Treasury stock - at cost                       (654,851)         --
                                                      -----------   -----------
              Total stockholders' equity                7,780,102     6,813,467
                                                      -----------   -----------
                                                      $17,147,707   $13,322,133
                                                      ===========   ===========


                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Years Ended June 30,
                                                  ----------------------------------------
                                                  1997               1996             1995
                                                  ----               ----             ----
Net sales                                   $ 100,841,362      $  81,812,045      $  47,565,542
Cost of sales                                  91,073,358         74,354,590         42,860,603
                                            -------------      -------------      -------------
Gross profit                                    9,768,004          7,457,455          4,704,939
                                            -------------      -------------      -------------
Operating expenses:
   Selling and administrative                   6,698,088          5,962,547          4,563,337
   Research and development                       161,158               --                 --
   Amortization of goodwill -
     computer businesses                          224,190            168,285             52,655
   Write-off of media advertising credit             --                 --              448,011
                                            -------------      -------------      -------------
Total operating expenses                        7,083,436          6,130,832          5,064,003
                                            -------------      -------------      -------------
Income (loss) from operations                   2,684,568          1,326,623           (359,064)
                                            -------------      -------------      -------------
Other income (expense):
   Charge-off of goodwill relating to
     the acquisition of Hillside                     --                 --           (2,045,628)
   Loss on marketable securities                     --                 --               (4,136)
   (Loss) gain on sale of property
     and equipment                                   --               (8,372)             4,432
   Dividend and interest income                    86,699             45,866             22,708
   Interest expense                              (112,379)          (150,949)          (138,553)
   Management fees                                   --                 --              375,000
   Other income                                   308,089             39,718             45,433
                                            -------------      -------------      -------------
Total other income (expense)                      282,409            (73,737)        (1,740,744)
                                            -------------      -------------      -------------
Income (loss) before income taxes               2,966,977          1,252,886         (2,099,808)

Provision for income taxes                      1,299,079            414,540            151,546
                                            -------------      -------------      -------------
Net income (loss)                           $   1,667,898      $     838,346      ($  2,251,354)
                                            =============      =============      =============
Net earnings (loss) per share:
   Primary                                  $         .06      $         .03      ($        .25)
                                            =============      =============      =============
   Fully diluted                            $         .06      $         .03      ($        .25)
                                            =============      =============      =============
   Weighted average number of shares -
     primary and fully diluted                 29,801,232         25,729,527          8,872,333
                                            =============      =============      =============


                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the Years Ended June 30,
                                                                  ---------------------------------------------
                                                                  1997                 1996                1995
                                                                  ----                 ----                ----
Cash flows from operating activities:
   Net income (loss)                                          $ 1,667,898          $   838,346          ($2,251,354)
                                                              -----------          -----------          -----------
   Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities:
      Depreciation and amortization                               146,123              104,030               81,837
      Amortization of goodwill -
         computer businesses                                      224,190              168,285               52,655
      Charge-off of goodwill relating to
         the acquisition of Hillside                                 --                   --              2,045,628
      Settlements of accrued liabilities                         (120,100)                --                   --
      Write-off of media advertising credits                         --                   --                448,011
      Reduction of deferred sales
         tax obligations                                         (183,052)                --                   --
      Expenses incurred and charged to earn-
         ings by issuance of capital stock                           --                 43,000              204,319
      Loss on sale of marketable securities                          --                   --                  4,136
      Loss (gain) on sale of property
         and equipment                                               --                  8,372               (4,432)
      Provision for doubtful accounts                             (20,000)                --                   --
      Changes in assets and liabilities, net in 1995
         of effects from purchase of ACS and CONY:
            Accounts receivable                                (4,074,242)             758,744              (99,488)
            Receivables from officers
              and related parties                                   6,124               59,667                 --
            Inventories                                         1,431,701           (1,087,396)             (11,848)
            Deferred taxes                                          5,524              (27,560)              (8,928)
            Other current assets                                  (27,757)             (93,730)            (371,029)
            Other assets                                           51,100               16,742              (49,666)
            Revolving lines of credit                            (254,695)            (875,579)           1,800,254
            Accounts payable                                    3,102,699           (1,120,705)          (1,532,065)
            Accrued expenses                                      (73,418)             278,783                3,322
            Deferred sales tax obligation                            --                 51,000               58,840
            Payables to related parties                              --                (25,000)                --
            Income taxes payable                                  750,416              278,600              (55,129)
            Other current liabilities                             320,095              (22,303)             (44,438)
                                                              -----------          -----------          -----------
   Total adjustments                                            1,284,708           (1,485,050)           2,521,979
                                                              -----------          -----------          -----------
Net cash provided by (used in)
   operating activities                                         2,952,606             (646,704)             270,625
                                                              -----------          -----------          -----------

                                                                     (Continued)

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES


                                                            For the Years Ended June 30,
                                                         ----------------------------------
                                                         1997             1996         1995
                                                         ----             ----         ----
Net cash provided by (used in)
   operating activities (brought forward)            $ 2,952,606       (646,704)   $   270,625
                                                     -----------    -----------    -----------
Cash flows from investing activities:
   Addition to goodwill relating to
      the acquisition of Hillside                           --             --         (156,475)
   Addition to goodwill relating to
      the acquisition of ACS and CONY                       --             --          (22,528)
   Purchase of property and equipment                    (70,213)      (206,388)       (89,733)
   Security deposits                                      14,843           --             --
   Sale of marketable securities                            --             --            6,864
   Sale of property and equipment                           --           13,700         13,195
   Payments of notes receivable - officer                   --          110,909       (   -   )
                                                     -----------    -----------    -----------
Net cash used in investing activities                    (55,370)       (81,779)      (248,677)
                                                     -----------    -----------    -----------
Cash flows from financing activities:
   Payment of bank overdraft assumed
      net of cash acquired in ACS and
      CONY acquisitions                                     --             --         (112,113)
   Issuance of capital stock                                --        1,250,251           --
   Purchase of preferred stock                        (1,250,112)          --             --
   Purchase of treasury stock                           (654,851)          --             --
   Proceeds from notes payable -
      related party                                         --             --          618,975
   Repayments from related parties                       125,000        650,000           --
   Advances from related parties                            --             --          928,180
   Repayments to related parties                        (875,355)      (689,969)      (933,101)
   Bank overdraft                                        104,600        266,137        163,134
                                                     -----------    -----------    -----------
Net cash provided by (used in)
   financing activities                               (2,550,718)     1,476,419        665,075
                                                     -----------    -----------    -----------
Net increase in cash                                     346,518        747,936        687,023
Cash at beginning of year                              1,667,031        919,095        232,072
                                                     -----------    -----------    -----------
Cash at end of year                                  $ 2,013,549    $ 1,667,031    $   919,095
                                                     ===========    ===========    ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year:
      Income taxes                                   $   449,404    $   292,635    $   228,559
                                                     ===========    ===========    ===========
      Interest                                       $   109,538    $   103,357    $    81,121
                                                     ===========    ===========    ===========


                                                                     (Continued)

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                                         For the Years Ended June 30,
                                                       -------------------------------
                                                       1997          1996         1995
                                                       ----          ----         ----
Supplemental Schedules of
      Non-Cash Transactions:
   Issuance of common stock for services           $    37,500   $     7,998   $   24,000
                                                   ===========   ===========   ==========
   Issuance of common stock in
      satisfaction of debt                         $      --     $    45,000   $     --
                                                   ===========   ===========   ==========
   Issuance of common and preferred
      stock in lieu of note and loan
      repayments                                   $      --     $    20,000   $1,220,223
                                                   ===========   ===========   ==========
   Issuance of shares of common and preferred
      stock in  connection  with the
      acquisition  of all the outstanding
      shares of  capital stock  of ACS,
      resulting in the recording of goodwill       $   776,690   $   283,000   $1,496,000
                                                   ===========   ===========   ==========

   Issuance of shares of  common  and  preferred
      stock in  connection  with the
      acquisition  of all the  outstanding
      shares  of  capital  stock  of CONY,
      resulting in the recording of goodwill       $   389,510   $   391,634   $  665,000
                                                   ===========   ===========   ==========
   Issuance of preferred stock in
      settlement of class action suit
      against former bedding operation             $      --     $    35,000   $     --
                                                   ===========   ===========   ==========
   Issuance of common stock in exchange
      for cancellation of employment
      agreement                                    $      --     $      --     $  179,716
                                                   ===========   ===========   ==========
   Issuance of preferred stock in
      satisfaction of terms of an
      employment agreement                         $      --     $      --     $   86,470
                                                   ===========   ===========   ==========
   Conversion of Series H preferred
      stock resulting in additional
      stockholders' equity                         $      --     $      --     $    7,517
                                                   ===========   ===========   ==========
   Acquisition  of all  outstanding  shares
      of common  stock of SCSI and MCS for
      shares of common and preferred stock
      of the Company, resulting in
      the recording of goodwill                    $      --     $      --     $  836,000
                                                   ===========   ===========   ==========


                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997


                                            Preferred Stocks           Common Stock         Additional    Discount on    Retained
                                         ----------------------    --------------------       Paid-in      Preferred     Earnings
                                           Shares      Amount        Shares      Amount       Capital       Stocks       (Deficit)
                                           ------      ------        ------      ------       -------       ------       ---------
Balance at June 30, 1994                    58,978   $     5,898     5,434,422  $102,441    $  507,346    $     -        $1,086,021

Stock dividend on Preferred
  Series A                                   3,100           310          -         -             -             -              (310)

Conversion of Preferred Series A
  for common stock                          (1,947)         (195)        1,947        20           175          -              -

Shares issued for the cancellation
  of an employment agreement                  -             -           88,968       890       178,826          -              -

Shares issued for conversion of
  Preferred Series B                       (18,196)       (1,820)    4,400,609    44,006       (42,186)         -              -

Shares issued on conversion of
  notes payable, including interest           -             -          181,335     1,813       453,496          -              -

Shares issued for services                    -             -           40,000       400        23,600          -              -

Shares of  Preferred  stock  issued
  for the  acquisition  of  American
  Computer Systems, Inc.:

  Series D                                 200,000     1,000,000          -         -             -         (500,000)          -
  Series E - issued February 6, 1996       200,000     1,000,000          -         -             -             -              -
  Series F - issued October 6, 1995         66,800       334,000          -         -             -         (167,000)          -

Shares issued for conversion
  of notes payable                            -             -          520,000     5,200       155,875          -              -

Shares Preferred Series H - issued
  for conversion of notes payable           83,520           835          -         -          449,548          -              -

Shares issued for the acquisition
  of CONY Computer Systems, Inc.:

  Common stock                                -             -          437,990     4,380       443,570          -              -
  Preferred Series D                       100,000       500,000          -         -             -         (250,000)          -
  Preferred Series D - issued
    September 30, 1995                     100,000       500,000          -         -             -         (250,000)          -

Shares issued for conversion
  of loans payable                            -             -          981,878     9,819       598,946          -              -

Shares of Preferred stock issued for
    compensation per employment
    agreement:

  Series G issued in July 1995                   1          -             -         -           86,470          -              -

Shares issued for conversion of
  Preferred Series H                      (83,520)          (835)      835,200     8,352          -             -               -

Net loss for the year                         -             -             -         -             -             -       ( 2,347,655)
                                         ---------   -----------    ----------  --------    ----------    ----------     ----------
Balance at June 30, 1995
  (carried forward)                        708,736     3,338,193    12,922,349   177,321     2,855,666   ( 1,167,000)   ( 1,261,944)
                                         ---------   -----------    ----------  --------    ----------    ----------     ----------


                                            Treasury Stock          Total
                                         ------------------     Stockholders'
                                           Shares    Amount        Equity
                                           ------    ------        ------
Balance at June 30, 1994                      -      $  -        $1,701,706

Stock dividend on Preferred
  Series A                                    -         -              -

Conversion of Preferred Series A
  for common stock                            -         -              -

Shares issued for the cancellation
  of an employment agreement                  -         -           179,716

Shares issued for conversion of
  Preferred Series B                          -         -              -

Shares issued on conversion of
  notes payable, including interest           -         -           455,309

Shares issued for services                    -         -            24,000

Shares of  Preferred  stock  issued
  for the  acquisition  of  American
  Computer Systems, Inc.:

  Series D                                    -         -           500,000
  Series E - issued February 6, 1996          -         -         1,000,000
  Series F - issued October 6, 1995           -         -           167,000

Shares issued for conversion
  of notes payable                            -         -           161,075

Shares Preferred Series H - issued
  for conversion of notes payable             -         -           450,383

Shares issued for the acquisition
  of CONY Computer Systems, Inc.:

  Common stock                                -         -           447,950
  Preferred Series D                          -         -           250,000
  Preferred Series D - issued
    September 30, 1995                        -         -           250,000

Shares issued for conversion
  of loans payable                            -         -           608,765

Shares of Preferred stock issued for
    compensation per employment
    agreement:

  Series G issued in July 1995                -         -            86,470

Shares issued for conversion of
  Preferred Series H                          -         -             7,517

Net loss for the year                         -         -       ( 2,347,655)
                                           -------   -------     ----------
Balance at June 30, 1995
  (carried forward)                           -         -         3,942,236
                                           -------   -------     ----------

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997


                                            Preferred Stocks           Common Stock         Additional    Discount on    Retained
                                         ----------------------    --------------------       Paid-in      Preferred     Earnings
                                           Shares      Amount        Shares      Amount       Capital       Stocks       (Deficit)
                                           ------      ------        ------      ------       -------       ------       ---------
Balance at June 30, 1995
  (carried forward)                        708,736   $ 3,338,193    12,922,349  $177,321    $2,855,666   ($1,167,000)   ($1,261,944)

Shares issued for conversion of
  Preferred Series F and G                 (66,801)     (334,000)      344,119     3,441       213,659       116,900           -

Shares issued for services                    -             -           20,004       200         7,798          -              -

Shares issued for conversion of
  Preferred Series B                     1,188,754     5,998,875     1,119,897    11,199       (10,074)  ( 6,000,000)          -

Shares issued for conversion of
  Preferred Series I                       390,000     2,000,000      (400,000)   (4,000)         -      ( 1,996,000)          -

Shares issued for satisfaction of debts       -             -          116,281     1,163        63,839          -              -

Shares issued in a private placement          -             -        1,860,941    18,609     1,056,142          -              -

Expenses of private placement                 -             -             -         -          (49,500)         -              -

Shares issued to shareholder of ACS           -             -          352,847     3,528       279,472          -              -

Shares issued to shareholders of CONY         -             -          430,359     4,304       387,330          -              -

Issuance of Series C Preferred             350,000       350,000          -         -             -         (315,000)          -

Warrant exercised                             -             -          300,000     3,000       222,000          -              -

Net income for the year                       -             -             -         -             -             -           838,346
                                         ---------   -----------    ----------  --------    ----------    ----------     ----------
Balance at June 30, 1996                 2,570,689    11,353,068    17,066,797   218,765     5,026,332    (9,361,100)      (423,598)

Shares issued for conversion of
  Preferred Series I                      (390,000)   (2,000,000)    1,666,665    16,667       (12,667)    1,996,000           -

Purchase of treasury shares                   -             -             -         -             -             -              -

Purchase and retirement of
  Preferred Series D, J and K             (294,120)   (1,470,600)         -         -         (955,880)    1,176,480           -

Shares issued for conversion of
  Preferred Series D, E, J and K        (1,505,880)   (7,529,400)    9,715,355    97,154     1,558,626     5,873,620           -

Shares issued to shareholders of ACS          -             -          672,727     6,727       769,963          -              -

Shares issued to shareholders of CONY         -             -          337,373     3,374       386,136          -              -

Shares issued for downside protection
  of Preferred Series I                       -             -          309,343     3,093        (3,093)         -              -

Shares issued in settlement of a
  liability                                   -             -           60,000       600        36,900          -              -

Purchase and retirement of
  Preferred Series A                          (110)          (11)         -         -             (101)         -              -

Net income for the year                       -             -             -         -             -             -         1,667,898
                                         ---------   -----------    ----------  --------    ----------      --------     ----------
Balance at June 30, 1997                   380,579   $   353,057    29,828,260  $346,380    $6,806,216     ($315,000)    $1,244,300
                                         =========   ===========    ==========  ========    ==========      ========     ==========

                                            Treasury Stock          Total
                                         ------------------     Stockholders'
                                           Shares    Amount        Equity
                                           ------    ------        ------

Balance at June 30, 1995
  (carried forward)                           -      $   -       $3,942,236

Shares issued for conversion of
  Preferred Series F and G                    -          -             -

Shares issued for services                    -          -            7,998

Shares issued for conversion of
  Preferred Series B                          -          -             -

Shares issued for conversion of
  Preferred Series I                          -          -             -

Shares issued for satisfaction of debts       -          -           65,002

Shares issued in a private placement          -          -        1,074,751

Expenses of private placement                 -          -          (49,500)

Shares issued to shareholder of ACS           -          -          283,000

Shares issued to shareholders of CONY         -          -          391,634

Issuance of Series C Preferred                -          -           35,000

Warrant exercised                             -          -          225,000

Net income for the year                       -          -          838,346
                                           -------   --------    ----------
Balance at June 30, 1996                      -          -        6,813,467

Shares issued for conversion of
  Preferred Series I                          -          -             -

Purchase of treasury shares               (723,000)  (654,851)     (654,851)

Purchase and retirement of
  Preferred Series D, J and K                 -          -       (1,250,000)

Shares issued for conversion of
  Preferred Series D, E, J and K              -          -             -

Shares issued to shareholders of ACS          -          -          776,690

Shares issued to shareholders of CONY         -          -          389,510

Shares issued for downside protection
  of Preferred Series I                       -          -             -

Shares issued in settlement of a
  liability                                   -          -           37,500

Purchase and retirement of
  Preferred Series A                          -          -             (112)

Net income for the year                       -          -        1,667,898
                                           -------   --------    ----------
Balance at June 30, 1997                  (723,000) ($654,851)   $7,780,102
                                           =======   ========    ==========

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997, 1996 AND 1995

NOTE 1 -       GENERAL AND ACCOUNTING POLICIES.

               (a)  Organization and Presentation of Financial Statements:

                    ATEC Group, Inc. (the "Company" or "ATEC") was incorporated under the laws of the State of Delaware on July 17, 1992 under the name Hillside Bedding, Inc. ("Hillside"). On December 14, 1995. The Company's shareholders approved a change of the Company's name to ATEC Group, Inc.

               (b)  Principal Business Activity:

                    The Company is a system integrator and provider of a full
               line of computer and information technology products and services to business, professionals, government agencies and educational institutions. The Company focuses on core competencies including system design, high speed data transmission, LAN/WAN, video conferencing and internet/intranet. Revenues derived from services are not significant.

               (c)  Summary of Significant Accounting Policies:

                    (1) Consolidation Policy:

                    The accompanying consolidated financial statements include the accounts of ATEC Group, Inc. and all its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                    (2) Inventories:

                    Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consist of microcomputer hardware, software and related peripheral, and accessory finished products.

NOTE 1 -       GENERAL AND ACCOUNTING POLICIES.  (Continued)

                    (3) Property and Equipment:

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

                    (4) Goodwill:

                    Goodwill is being amortized over a period of fifteen years.
               The Company periodically reviews goodwill to evaluate the future economic benefits or potential impairments which may affect their recorded values.

                    (5) Revenue Recognition:

                    The Company recognizes revenue at the time products are
               shipped to its customers, or when sales are made on a "cash and carry" basis.

                    (6) Research and Development Costs:

                    Research and development costs are charged to expense as
               incurred.

                    (7) Income Taxes:

                    The Company adopted Statement of Financial Accounting
               Standards No. 109 "Accounting for Income Taxes" which utilizes a balance sheet approach for financial accounting and reporting of income taxes, and requires that deferred tax assets and liabilities be established at income tax rates expected to apply to taxable income in periods in which the deferred tax asset or liability is expected to be settled or realized.

NOTE 1 -       GENERAL AND ACCOUNTING POLICIES.  (Continued)

                    (8) Earnings Per Share:

                    The primary income (loss) per share for 1997, 1996 and 1995 has been calculated based on the weighted average number of common shares outstanding during the year. Earnings per share have been restated to give retroactive effect to all periods presented for the conversion and purchase of preferred stocks. Common stock equivalents (consisting of convertible preferred stocks and contingent common stock issuances) were considered in the primary and fully diluted per share data in 1997 and 1996 and were excluded in 1995 as their effect would be anti-dilutive. The assumed exercise of the warrants and options outstanding were excluded in the primary and fully diluted earnings per share computations as they were not dilutive in 1997 and 1996 and anti-dilutive in 1995.

                    Had the conversions of debt and preferred stocks in 1995
               taken place at the beginning of the year, the primary loss per share for 1995 would have been ($.18).

                    (9) Reclassification:

                    Certain reclassifications have been made to the 1996 and
               1995 financial statements to conform to the 1997 presentation.

                    (10) Concentrations of Credit Risk:

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

                    Accounts receivable at June 30, 1997 were concentrated in
               Long Island (44%) and New York City (39%) areas. Accounts receivable at June 30, 1996 were concentrated in the Long Island (58%), New York City (22%) and Albany (14%) areas.

                    (11) Use of Estimates:

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 -       ACQUISITIONS.

               (a)  Sun Computers and Software, Inc. and Micro Computer Systems,
                    Inc.:

                    On June 23, 1994, the Company exchanged 94,413 shares of its common stock and 30,900 of its Series B Convertible voting preferred stock for 100% of the outstanding stock of Sun Computers and Software, Inc. ("SCSI") and Mirco Computer Systems, Inc. ("MCS"). Each of the preferred shares was convertible to
               241.86 shares of common stock and has the equivalent current voting rights for the first two years subsequent to issuance; thereafter, the conversion ratio is one-to-one with each preferred share receiving one vote.

                    At the date of acquisition, the Company had liabilities in excess of its assets in the amount of approximately $900,000. Additionally, the Company incurred transaction expenses amounting to $310,000. Accordingly, these amounts resulted in goodwill of $1,210,000 at June 30, 1994. Preacquisition contingency adjustments and other previously contingent transaction expenses amounting to approximately $836,000 were recognized during the year ended June 30, 1995. These amounts, totalling approximately $2,046,000, were recorded as goodwill, which is viewed as organizational costs and were amortized entirely during the year ended June 30, 1995.

               (b)  American Computer Systems Corp.:

                    On February 6, 1995, ATEC acquired 100% of the issued and
               outstanding capital stock of American Computer Systems Corp., a New York corporation, and its wholly owned subsidiary, Laptop and Office Solutions, Inc. (hereinafter collectively referred to as "ACS"). As consideration for the shares of ACS stock, the Company agreed to issue the Company's preferred stock as follows:

               1.   $1,000,000 at par value of Series D Preferred Stock;

               2.   $334,000 at par value of Series F Preferred Stock;

               3.   $1,000,000 at par value of Series E Preferred Stock.

                    The preferred shares have been valued based on the specified dollar amount equivalents of common stock of the Company into which they are convertible (see Note 5), resulting in a discount from par value on their issuance.

                    The acquisition has been accounted for under the purchase
               method. The cost of the ACS acquisition at the closing date amounted to approximately $1,690,000. The investment in ACS exceeded the net assets acquired by approximately $1,496,000 which has been recorded as goodwill.

                    The Company also agreed to issue shares of the Company's
               common stock up to a maximum value of $1,664,000 over a three year period, subject to ACS meeting certain performance criteria. Pursuant to the terms of the stock purchase agreement, which has been amended during fiscal 1997, the Company issued an additional 672,727 and 352,847 shares of its common stock valued at $776,690 and $283,000 for 1997 and 1996, respectively. These additional costs of the acquisition have been recorded as goodwill.

               (c)  CONY Computer Systems, Inc.:

                    On March 31, 1995, ATEC acquired 100% of the issued and
               outstanding capital stock of CONY Computer Systems, Inc. ("CONY") in exchange for 437,990 shares of its common stock and $1,000,000 at par value of Series D Preferred Stock (see Note 5). The preferred shares were valued in the same manner as those described in the ACS acquisition.

                    The acquisition has been accounted for under the purchase
               method. The cost of the CONY acquisition amounted to approximately $948,000. The investment in CONY exceeded the net assets acquired by approximately $665,000 which has been recorded as goodwill.

                    The Company also agreed to issue shares of the Company's
               common stock up to a maximum value of $1,000,000 over a three year period subject to CONY meeting certain performance criteria. Pursuant to a Board of Directors resolution in June 1996, the Company issued 77,512 shares of its common stock valued at $108,634 to the former stockholders of CONY as an adjustment of the original purchase price. Additionally, pursuant to the terms of the stock purchase agreement, which has been amended during fiscal 1997, the Board authorized the issuance of an additional 337,373 and 352,847 shares valued at $389,510 and $391,634 for
               1997 and 1996, respectively. These additional costs of the acquisition have been recorded as goodwill.

               (d)  Innovative Business Micros, Inc.:

                    On June 14, 1996, the Company, pursuant to the terms of a
               stock purchase agreement, issued 4,900,000 shares of its common stock in exchange for all of the outstanding capital stock of Innovative Business Micros, Inc. ("Innovative"). The acquisition has been accounted for under the pooling of interests method and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Innovative for the nine months ended June 30, 1996 and for the year ended September 30, 1995.

               (e)  Pro Forma Information:

                    The following summary combines the consolidated results of operations as if ACS and CONY had been acquired as of the beginning of fiscal 1995, after including the impact of certain adjustments such as elimination of intercompany transactions, amortization of intangibles and related income tax effects. The summary also includes the results of operations of Innovative for the year ended September 30, 1995.

                                                                    1995
                                                                 (Unaudited)
                                                                 -----------
                    Net sales                                    $70,865,000

                    Net loss                                      ($539,000)

                    Net loss per share - Primary                    ($.06)

                    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

NOTE 3 -       NONMONETARY TRANSACTION.

                    In February 1994, the Company entered into an agreement with the Intrac Group (a wholesale advertising agency/broker) under which it exchanged inventory for various credits including advertising and other business items. These credits were recorded based on management's estimate of the credits' fair market value of $448,000.

                    In June 1995, the Company tried to utilize a portion of the media advertising credits and discovered that the cash required was in excess of the cost of acquiring the product in the market place. The Company therefore concluded that the credits were worthless. Accordingly, they were written off as a direct charge to operations in 1995. In May 1996, the Company sold the media advertising credits for $5,000.

NOTE 4 -       DEFERRED SALES TAX OBLIGATION.

                    In April, 1994, the Company negotiated a settlement with the
               New York State Department of Taxation and Finance regarding certain sales tax obligations whereby penalties were abated leaving a balance due of approximately $843,000. The agreement required an initial payment of $400,000 (which was paid on April 26, 1994) and subsequent monthly payments of $500 per month commencing on November 15, 1994 ($-0- and $3,000 was paid in fiscal years 1996 and 1995). Interest at 10% per annum accrued on balances outstanding. The aforementioned agreement provided for the parties to negotiate a formal deferred payment agreement on any balances outstanding as of April 25, 1995. During 1997, the Company renegotiated a proposed settlement of the sales tax obligation with the local taxing authority and accordingly, reduced the liability by $253,052 including interest (see Note
               12). In connection with the settlement, the Company accrued professional fees of $70,000 which is included in accrued expenses. The net reduction of the liabilities of $183,052 is included in other income. The proposed settlement is in the process of being finalized by the approval of the New York State taxing authority.

NOTE 5 -       EQUITY SECURITIES.

               (a)  Capital Stock:

                    The Company's capital stock consists of the following:

                                                      Shares           Amount
                                                      Issued         (including
                                     Shares             and           shares to
                                   Authorized       Outstanding       be issued)
                                   ----------       -----------       ----------
June 30, 1997
Preferred Stocks:
   Series A cumulative
     convertible                      29,233           29,121       $     2,912
   Series B convertible               12,704            1,458               145
   Series C convertible              350,000          350,000           350,000
   Series D convertible              400,000             --                --
   Series E convertible              200,000             --                --
   Series F convertible               66,800             --                --
   Series G convertible                    1             --                --
   Series H convertible                 --               --                --
   Series I convertible              390,000             --                --
   Series J convertible              800,000             --                --
   Series K convertible              400,000             --                --
                                                  -----------       -----------
     Total preferred                 380,579      $   353,057
                                                  -----------       -----------
Common stock                      70,000,000       29,828,260(*)    $   346,380
                                                  -----------       -----------

(*) Included in the total are 11,034,798 shares which were issued subsequent to June 30, 1997.

NOTE 5 -       EQUITY SECURITIES.  (Continued)

                                                         Shares        Amount
                                                         Issued      (including
                                          Shares           and        shares to
                                        Authorized     Outstanding    be issued)
                                        ----------     -----------    ----------
June 30, 1996
Preferred Stocks:
   Series A cumulative
     convertible                          29,233          29,231     $     2,923
   Series B convertible                   12,704           1,458             145
   Series C convertible                  350,000         350,000         350,000
   Series D convertible                  400,000         400,000       2,000,000
   Series E convertible                  200,000         200,000       1,000,000
   Series F convertible                   66,800            --              --
   Series G convertible                        1            --              --
   Series H convertible                     --              --              --
   Series I convertible                  390,000         390,000       2,000,000
   Series J convertible                  800,000         800,000       4,000,000
   Series K convertible                  400,000         400,000       2,000,000
                                                     -----------     -----------
     Total preferred                                   2,570,689     $11,353,068
                                                     -----------     -----------
Common stock                          70,000,000      17,066,797     $   218,765
                                                     -----------     -----------


                    On December 14, 1995, the Company's board of directors
               unanimously approved the increase of the number of authorized shares of the Company's common stock to 70,000,000 shares and preferred stock to 10,000,000 shares. The par value of the common stock is $.01.

                    On November 15, 1996, the Company's board of directors
               authorized the purchase of the Company's common stock. In January 1997, the Company purchased 723,000 shares.

NOTE 5 -       EQUITY SECURITIES.  (Continued)

               (b)  Series A Cumulative Convertible Preferred Stock:

                    On February 2, 1993, the Company's board of directors
               adopted a resolution providing for the issuance of 29,233 shares of Series A 10% cumulative convertible preferred stock, par value $.10.

                    Outlined below is a summary of the more significant rights associated with these shares:

               o Dividend rights - The shares have a stated annual cumulative dividend rate of 10% each, beginning one year after issuance. The dividend for the first year is payable in shares of Series A preferred stock on the basis of one share for each ten shares held and thereafter in cash. These dividends are prior to any declaration or payment of any dividend on common shares or any stock ranking junior to these shares. In July 1994, the Company issued a stock dividend of 3,100 shares of Series A preferred stock in satisfaction of the first year dividend requirement. At June 30, 1997, the dividends in arrears aggregated $876.

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

                    During June 1997, the Company purchased 110 shares of its
               Series A cumulative convertible preferred stock at a cost of $112.

               (c)  Series B Convertible Preferred Stock:

                    On June 23, 1994, the Company's board of directors adopted a resolution providing for the issuance of 30,900 shares of Series B convertible preferred stock, par value $.10, in connection with an acquisition. Outlined below is a summary of the more significant rights associated with these shares:

               o Dividend rights - The shareholders have a stated annual non-cumulative dividend rate of $1 each, beginning on the second year after issuance, declaration of which is prior to any declaration or payment of any dividend on common shares or any stock ranking junior to these shares.

NOTE 5 -       EQUITY SECURITIES.  (Continued)

                    o Voting rights - As of June 30, 1996, each share has the right to one vote.

                    o Dissolution rights - As of June 30, 1996, each share has a dissolution value of $10 per share.

                    o Conversion - As of June 30, 1996, the shares are convertible on a one-to-one basis.

                    o These shares rank junior to the Company's Series A 10% cumulative convertible preferred stock.

                    The Company's board of directors unanimously approved the
               decrease in the number of authorized shares of the Company's Series B convertible preferred stock from 30,900 to 12,704.

               (d)  Series C Convertible Preferred Stock:

                    On April 17, 1996, the Company's board of directors adopted a resolution providing for the issuance of 350,000 shares of Series C convertible preferred stock, par value $1. Outlined below is a summary of the more significant rights associated with these shares:

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

NOTE 5 -       EQUITY SECURITIES.  (Continued)

               (e)  Series D Convertible Preferred Stock:

                    In fiscal 1995, the Company's board of directors adopted two resolutions providing for the issuance of 400,000 shares of Series D convertible preferred stock, par value $5 which were issued and outstanding at June 30, 1995 and 1996.

                    On December 31, 1996, the Company purchased 117,648 shares at a cost of $500,000. On June 2, 1997, 282,352 shares of Series D convertible preferred stock were converted to 1,821,626 of the Company's common stock. All such Series D shares were retired.

               (f)  Series E Convertible Preferred Stock:

                    In fiscal 1995, the Company's board of directors adopted a resolution providing for the issuance of 200,000 shares of a Series E convertible preferred stock, par value $5.

                    On June 10, 1997, 200,000 shares of Series E convertible
               preferred stock were converted to 1,290,323 of the Company's common stock. All such Series E shares were retired.

               (g)  Series F Convertible Preferred Stock:

                    In fiscal 1995, the Company's board of directors adopted a resolution providing for the issuance of 66,800 shares of Series F convertible preferred stock, par value $5. In August 1995, the shares were converted into 273,351 shares of common stock. All Series F shares have been retired.

               (h)  Series G Convertible Preferred Stock:

                    In fiscal 1995, the Company's board of directors adopted a resolution providing for the issuance of 1 share of Series G convertible preferred stock, par value $.01.

                    Conversion - Commencing July 1, 1995 through July 31, 1995, this share was exchangeable into shares of common stock of the Company. In August 1995, the share was converted to 70,768 shares of common stock. The Series G share has been retired.

               (i)  Series H Convertible Preferred Stock:

                    On February 6, 1995, the Company's board of directors
               adopted a resolution providing for the issuance of 85,000 shares of Series H convertible preferred stock, par value $.01. The Company's board of directors unanimously approved the decrease in the number of authorized shares of the Company's Series H convertible preferred stock from 85,000 to -0-.

NOTE 5 -       EQUITY SECURITIES.  (Continued)

               (j)  Series I Convertible Preferred Stock:

                    On April 28, 1995, the Company's board of directors adopted a resolution providing for the issuance of 390,000 shares of a Series I convertible preferred stock, par value $5.1282. During July 1996, 390,000 shares of Series I convertible preferred stock were converted to 1,666,665 shares of the Company's common stock. All Series I shares have been retired.

               (k)  Series J Convertible Preferred Stock:

                    In August 1995, the Company's board of directors adopted a resolution providing for the issuance of 800,000 shares of a Series J convertible preferred stock, par value $5. In December 1996, the Company acquired 166,472 shares at a cost of $707,500. In June 1997, 633,528 shares were converted into 4,087,277 shares of common stock. All Series J shares have been retired.

               (l)  Series K Convertible Preferred Stock:

                    In August 1995, the Company's board of directors adopted a resolution providing for the issuance of 400,000 shares of a Series K convertible preferred stock, par value $5. In December 1996, the Company acquired 10,000 shares at a cost of $42,500. In June 1997, 390,000 shares were converted into 2,516,129 shares of common stock. All Series K shares have been retired.

               (m)  Warrants:

                    At June 30, 1997, the Company had outstanding 620,000
               warrants entitling the holders to purchase one share of common stock expiring in February 1998 at a price of $84. The warrants are not valued in the financial statements because the amounts are immaterial.

               (n)  Options:

                    As described in Note 7, the Company has issued options to
               purchase up to 700,000 shares of it's common stock at $.75 per share to officers/stockholders of the Company. These options expire in January 2007.

NOTE 6 -       OPERATING LEASES.

                    The Company conducts its operations under five
               noncancellable operating leases expiring at various dates through 2003. Future minimum rent payments are as follows:

 For the
  Year
 Ending
June 30,               MCS        CONY          ACS      Innovative      Total
--------               ---        ----          ---      ----------      -----
   1998           $   96,600   $   54,526   $   70,000   $   24,053   $  245,179
   1999              108,192       41,026       36,000         --        185,218
   2000              108,192       41,026       36,000         --        185,218
   2001              108,192       41,026       36,000         --        185,218
   2002              108,192       34,188       36,000         --        178,380
Thereafter           108,192         --          3,000         --        111,192
                  ----------   ----------   ----------   ----------   ----------
Total minimum
annual rentals    $  637,560   $  211,792   $  217,000   $   24,053   $1,090,405
                  ==========   ==========   ==========   ==========   ==========

                    MCS leases its premises from a partnership which is
               controlled by two officers and directors of the company under a triple net lease arrangement.

                    Total rent expense for the years ended June 30, 1997, 1996 and 1995 amounted to $258,002, $264,000 and $199,000,
               respectively.

NOTE 7 -       EMPLOYMENT AGREEMENTS.

               (a)  MCS and SCSI:

                    Pursuant to the stock acquisition agreement of SCSI and MCS, the Company entered into two similar employment agreements with the former officers/stockholders of MCS and SCSI which expired on June 30, 1997. Renewals are presently being negotiated. Under the agreements, the individuals received the following compensation:

                    o A salary of $150,000 with annual increases based on increases in the consumer price index.

                    o A stock bonus based on certain performance criteria. No bonuses were earned under the agreements.

                    The agreements also provided for various fringe benefits
               including discretionary bonuses, pension and profit sharing participation.

NOTE 7 -       EMPLOYMENT AGREEMENTS.  (Continued)

               (b)  ACS:

                    Pursuant to the stock acquisition agreement of ACS, the
               Company entered into an employment agreement with the former stockholder who is now the president of the Company. Under the terms of the agreement, the individual received:

                    o    A salary of $135,000 with 10% annual increases.

                    o Annual stock bonuses based on certain performance criteria, which resulted in the issuance of Series G Preferred Stock with an aggregate market value of $86,000 as recorded in fiscal 1995.

                    In January 1997, the employment and stock purchase
               agreements were modified. All rights to additional stock bonuses were waived. In addition, the Company issued its president an option to purchase 500,000 shares of common stock at $.75 per share.

               (c)  CONY:

                    Pursuant to the stock acquisition agreement of CONY, the
               Company entered into three employment agreements with the former stockholders, two of whom received annual salaries of $120,000 and the third $24,000 annually, with annual increases based upon increases of the national consumer price index.

                    Additionally, the employees would be eligible to share in a bonus pool of additional shares of the Company's common stock. The percentages of such pool that the employee shall receive will be determined by the board of directors of the Company. The stock bonuses were based on certain performance criteria relating to revenues and pretax income. The employees have previously agreed to forego any of their rights to the aforementioned shares for the year ended June 30, 1996.

                    In January 1997, the employment and stock purchase
               agreements were modified. All rights to additional stock bonuses were waived. In addition the Company issued options to purchase 200,000 shares of common stock at $.75 per share.

NOTE 8 -       REVOLVING LINES OF CREDIT.

                    The Company and it's subsidiaries have agreements with
               Deutsche Financial Services ("Deutsche"), whereby certain inventory purchases are financed. Deutsche grants the Company terms and charges interest at rates of prime plus 1-1/2% - 2-1/2% per annum. Aggregate borrowings under these lines may be up to $6,000,000. As of June 30, 1997 and 1996, borrowings under these lines amounted to $1,830,359 and $2,085,054, respectively. The lines are collateralized by all the assets of the Company.

NOTE 9 -       LITIGATION.

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

                    A third party lawsuit was commenced against the Company by
               Mid Hudson Clarklift as a result of a claim filed against them by a former employee of the Company who sustained an injury while operating a forklift. The lawsuit consists of four alternative causes of action each for $5,000,000 and one cause of action by the former employee's wife for $2,000,000. The lawsuit is in the discovery stages. Management and its counsel have no opinion as to its ultimate disposition.

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

NOTE 10 -      INCOME TAXES.

                    The Company's income tax provision consists of the
               following:

                                            1997         1996            1995
                                            ----         ----            ----
Current tax provision:
  Federal                               $  894,365    $  223,386     $  112,013
  State                                    399,190       218,714         48,461
                                        ----------    ----------     ----------
                                         1,293,555       442,100        160,474
Deferred tax benefit relating
  to temporary differences                   5,524       (27,560)        (8,928)
                                        ----------    ----------     ----------
Income tax provision                    $1,299,079    $  414,540     $  151,546
                                        ==========    ==========     ==========

                    A reconciliation of the above effective tax rate to the
               federal statutory rate is as follows:

                                        1997                         1996                           1995
                                --------------------          --------------------          --------------------
Tax at statutory                34.0%    $ 1,008,772          34.0%    $   426,000          (34.0%)   ($ 713,900)
State income tax, net of
  federal tax benefit            8.9         264,345          (4.1)        (51,284)          (7.8)      (164,500)
Effect of nondeducti-
    biliity of:
  Amortization and charge
    off of goodwill              2.6          76,225           4.6          57,217           39.9        838,450
  Media advertising
    credits written off          --             --             --             --              8.7        183,685
  Tax expense and loss
    limitations                  (.4)        (10,853)          --             --              (.4)        (8,521)
  Other                         (1.3)        (39,410)         (1.4)        (17,393)            .8         16,332
                                ----     -----------          ----     -----------           ----     ----------
                                43.8%    $ 1,299,079          33.1     $   414,540            7.2%    $  151,546
                                ====     ===========          ====     ===========           ====     ==========

                    The Company's deferred tax assets at June 30, 1997 and 1996 amounted to approximately $37,249 and $42,773, respectively, which resulted from the temporary differences relating to the allowance for doubtful accounts.

NOTE 11 -      RELATED PARTY TRANSACTIONS.

               (a)  Receivable from Officers:

                    During the normal course of business, SCSI made advances to its former sole shareholder. These loans bore interest at 8%, were unsecured and due on demand. At June 30, 1996, the balance due the Company amounted to $6,124. During April 1997, the entire balance was repaid to the Company.

                    Interest income on receivables from officers amounted to
               $-0- for the years ended June 30, 1997 and 1996 and $12,022 for 1995.

               (b)  Notes Payable - Related Parties:

                    In May 1995, certain loans payable to officers of the
               Company and other related parties were converted into shares of common stock of the Company with an aggregate market value of approximately $609,000.

                    ACS, prior to acquisition by ATEC, entered into an agreement with its sole stockholder, now President of the Company, to borrow up to $750,000 at 10% interest and due December 1997. The Company has guaranteed payment of this loan. The balance due at June 30, 1997 and 1996 amounted to $2,967 and $228,322, respectively. Interest expense on this loan amounted to $4,030, $38,258 and $11,992, for the years ended June 30, 1997, 1996 and
               1995, respectively.

                    To assist in financing working capital requirements, CONY
               borrowed $125,000 during fiscal 1997 from a stockholder of the Company. The loan was evidenced by an unsecured promissory note which bears interest at 10% per annum. At June 30, 1997, the balance due on this loan amounted to $125,000. Interest expense on this loan for the year ended June 30, 1997 amounted to $3,125.

               (c)  Purchases and Sales:

                    During the normal course of business, the Company buys and sells from entities owned by officers of the Company. For the years ended June 30, 1997, 1996 and 1995 the amounts were immaterial.

NOTE 12 -      OTHER FINANCIAL INFORMATION.

               (a)  Accounts Receivable - Net.

                    Accounts receivable, net at June 30, 1997 and 1996 consists of the following:

                                                      1997              1996
                                                   ----------        ----------
                Accounts receivable                $9,332,047        $5,257,805
                Allowance for doubtful
                  accounts, returns and
                  discounts                           (85,800)         (105,800)
                                                   ----------        ----------
                                                   $9,246,247        $5,152,005
                                                   ==========        ==========

                    For the years ended June 30, 1997, 1996 and 1995, $88,402,
               $164,487 and $65,000, respectively, was charged to bad debt expense.

               (b)  Other Current Assets:

                    Other current assets consist of the following at June 30,
               1997 and 1996:

                                                      1997             1996
                                                    --------         --------
               Receivable from suppliers            $400,991         $199,409
               Marketable securities                    -                  33
               Prepaid expenses                       30,678          154,232
               Prepaid income taxes                    4,800             -
               Sundry loans                            5,000           60,038
                                                    --------         --------
                                                    $441,469         $413,712
                                                    ========         ========

               (c) Goodwill - Net:

                    Goodwill, net at June 30, 1997 and 1996 consists of the
               following:

                                                       1997             1996
                                                    ----------       ----------

               Goodwill relating to computer
                 businesses acquired                $4,001,834       $2,835,385
               Accumulated amortization                445,130          220,940
                                                    ----------       ----------

                                                    $3,556,704       $2,614,445
                                                    ==========       ==========

                    Amortization charged to operations for the years ended June
               30, 1997, 1996 and 1995 amounted to $224,190, $168,285 and
               $52,655, respectively.

NOTE 12 -      OTHER FINANCIAL INFORMATION.  (Continued)

               (d)  Property and Equipment:

                    Property and equipment are carried at cost and consist of
               the following at June 30, 1997 and 1996:

                                                       1997             1996
                                                    ----------       ----------
               Leasehold improvements               $  494,418       $  483,884
               Furniture and fixtures                  277,669          202,534
               Office equipment                        296,445          322,142
               Automobiles                             123,385          113,144
                                                    ----------       ----------
                                                     1,191,917        1,121,704
               Less: Accumulated depreciation
                      and amortization                 752,917          606,794
                                                    ----------       ----------
                                                    $  439,000       $  514,910
                                                    ==========       ==========

                    Depreciation and amortization charged to operations for the years ended June 30, 1997, 1996 and 1995 amounted to $146,123, $104,030 and $81,837, respectively.

               (e)  Other Assets:

                    Other assets consist of the following at June 30, 1997 and
               1996:

                                                         1997            1996
                                                       -------         -------
               Bid deposits                            $  -            $39,100
               Investment                                 -             12,000
               Deposits and other assets                31,253          46,096
                                                       -------         -------
                                                       $31,253         $97,196
                                                       =======         =======

               (f)  Other Current Liabilities:

                    Other current liabilities consist of the following at June
               30, 1997 and 1996:

                                                          1997           1996
                                                        --------       --------
               Deferred sales tax obligation            $300,000       $553,052
               Customers with credit balances            321,412           -
               Sundry                                       -             1,317
                                                        --------       --------
                                                        $621,412       $554,369
                                                        ========       ========

NOTE 12 -      OTHER FINANCIAL INFORMATION.  (Continued)

               (g)  Notes Payable:

                    During 1994, the Company borrowed approximately $752,000
               from six foreign stockholders. The obligations were convertible into Series H Convertible Preferred and common shares of the Company. During June 1994, certain stockholders advanced, through funds held by an attorney in escrow, $135,000 to the Company to pay specified expenses. Concurrent with the execution of the stock acquisition agreement, these advances were deemed capital contributions and, accordingly, have been classified as additional paid-in capital in the accompanying consolidated statements of stockholders' equity. During March and May 1995, the Company issued a total of 1,355,200 common shares of the Company with an aggregate market value, discounted for restrictions placed on the shares, of approximately $752,000 to settle to the aforementioned amounts borrowed and advanced.

               (h)  Settlement with Pre-Acquisition CEO:

                    Pursuant to agreements with the pre-acquisition CEO, in
               fiscal 1994 he was given shares of a publicly traded stock valued at $200,000 with downside protection against a reduction in value below $150,000. During fiscal 1995, the Company made a payment to the former CEO of $100,000 together with 88,968 shares of its common stock valued at $180,700. Upon sale (in 1995) of the publicly traded stock by the former CEO, the gross proceeds amounted to $77,525, resulting in an additional cash payment to him of $72,475. The total value of the settlement amounting to $553,00 was charged to operations during the year ended June 30, 1995.

               (i)  Transactions with Major Customers and Suppliers:

                    During the years ended June 30, 1997 and 1996, no one
               customer accounted for 10% or more of the Company's net sales. During the year ended June 30, 1995, one customer accounted for approximately 11% of the Company's net sales.

                    The Company buys a significant portion of its merchandise
               from one supplier, Computerland Corporation ("Computerland"). All of the Company's subsidiaries are franchisees of Computerland. Purchases by the Company from Computerland amounted to approximately $20,813,000, $31,200,000 and $18,995,000 for the
               years ended June 30, 1997, 1996 and 1995, respectively.

NOTE 12 -      OTHER FINANCIAL INFORMATION.  (Continued)

               (j)  Management Agreement:

                    During 1994, the Company provided consulting services for
               product purchasing, customer referrals and general management advisory services to two companies. These agreements were terminated upon the Company's acquisition of the Companies in fiscal 1995. Total management fees earned by the Company amounted to $375,000 for the year ended June 30, 1995.

               (k)  Deferred Compensation Plan:

                    The Company has 401(k) deferred compensation plans to which the Company may make discretionary contributions. The Company made contributions to these plans amounting to approximately, $7,000, $16,000 and $-0- for the years ended June 30, 1997, 1996 and 1995, respectively.

NOTE 13 -      SUBSEQUENT EVENT.

                    In August 1997, the Company's Stock Option Committee awarded an aggregate of 700,000 options to acquire common stock at $.63 per share to various employees and a consultant of the Company under the Company's Incentive Stock Option Plan.