Form 10-Q
period 1997-09-30
ATEC GROUP INC
filed 1997-11-13
CIK 893970

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

                    For the Quarter Ended September 30, 1997

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

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES _X_     NO ___

As of the close of business on September 30, 1997, there were 29,095,260 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I    Financial Information

          Item 1 - Consolidated Financial Statements........................1-4

          Item 2 - Notes to Consolidated Condensed Financial Statements.....5-7

          Item 3 - Management Discussion & Analysis
                   of Financial Condition and Results
                   of Operations............................................8-9

PART II   Other Information Required in Report

          Item 6 - Other Information.........................................10

          Signature Page.....................................................11

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            UNAUDITED             AUDITED
                                        September 30, 1997     June 30, 1997
                                        ------------------   ------------------
ASSETS

Current Assets
   Cash                                 $        1,261,640   $        2,013,549
   Accounts receivable, net                      6,423,128            9,246,247
   Inventories                                   1,435,453            1,382,236
   Deferred taxes                                   37,286               37,249
   Other current assets                            522,277              441,469
                                        ------------------   ------------------
        Total currrent assets                    9,679,784           13,120,750
                                        ------------------   ------------------
Property and equipment, net                        454,317              439,000

Goodwill, net                                    3,496,704            3,556,704

Other assets                                        39,746               31,253
                                        ------------------   ------------------
                                        $       13,670,551   $       17,147,707
                                        ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank overdraft                       $          802,523   $          533,871
   Revolving inventory line of credit            2,549,459            1,830,359
   Accounts payable                                688,867            4,447,595
   Notes payable - related parties                 117,967              127,967
   Accrued expenses                              1,077,743              777,385
   Income taxes payable                            182,787            1,029,016
   Other current liabilities                          --                621,412
                                        ------------------   ------------------
        Total liabilities                        5,419,346            9,367,605

Stockholders' equity
   Preferred stocks                                353,057              353,057
   Common stock                                    346,380              346,380
   Additional paid-in capital                    6,806,216            6,806,216
   Discount on preferred stock                    (315,000)            (315,000)
   Retained earnings                             1,715,403            1,244,300
   Less:  Treasury stock at cost                  (654,851)            (654,851)
                                        ------------------   ------------------
        Total stockholders' equity               8,251,205            7,780,102
                                        ------------------   ------------------

                                        $       13,670,551   $       17,147,707
                                        ==================   ==================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                         1997          1996
                                                     ------------  ------------

Net sales                                            $ 33,072,555  $ 25,639,086

Cost of sales                                          30,371,529    23,258,624
                                                     ------------  ------------
Gross profit                                            2,701,026     2,380,462
                                                     ------------  ------------
Operating expenses
   Selling and administrative                           1,927,253     1,675,169
   Amortization of goodwill                                60,000        56,349
                                                     ------------  ------------
          Total operating expenses                      1,987,253     1,731,518
                                                     ------------  ------------
Income from operations                                    713,773       648,944
                                                     ------------  ------------
Other income (expense)
   Miscellaneous income                                    70,000        57,974
   Interest income                                         34,406        19,393
   Interest expense                                        (6,576)      (39,108)
                                                     ------------  ------------
          Total other (expense) income                     97,830        38,259
                                                     ------------  ------------
Income (loss) before provision for income taxes           811,603       687,203

Provision for income taxes                                340,500       286,600
                                                     ------------  ------------
Net income (loss)                                    $    471,103  $    400,603
                                                     ============  ============

Net earnings (loss) per share                        $       0.02  $       0.01
                                                     ============  ============

Weighted average number of shares - fully diluted      29,358,593    29,105,260
                                                     ============  ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                          1997          1996
                                                      -----------   -----------

Net cash provided by (used in) operating activities   $  (981,400)  $   149,464

Cash flows from investing activities:

    Purchase of property and equipment                    (29,161)      (25,647)
                                                      -----------   -----------
Net cash (used in) provided by investing activities       (29,161)      (25,647)
                                                      -----------   -----------
Cash flows from financing activities:

    Due from related parties                                 --            --

    Notes receivable - officer                            (10,000)      (21,000)

    Long term borrowings                                     --        (186,455)

    Short term borrowings                                 268,652       659,956
                                                      -----------   -----------
Net cash (used in) provided by financing activities       258,652       452,501
                                                      -----------   -----------
Net increase (decrease) in cash                          (751,909)      576,318

Cash and cash equivalents - Beginning of period         2,013,549     1,667,031
                                                      -----------   -----------
Cash and cash equivalents - End of period               1,261,640     2,243,349
                                                      ===========   ===========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                     Common       Value    Series     Value     Additional  Discount on    Retained
                                     Shares      Common   Preferred Preferred     Paid-In    Preferred     Earnings
                                     Issued       Stock    Issued     Stock       Capital      Stock       (Deficit)
                                   ----------   --------   -------   --------   ----------   ---------    ----------
Balance at June 30, 1997           29,828,260   $346,380   380,579   $353,057   $6,806,216   $(315,000)   $1,244,300

Net Income for the Quarter Ended
  September 30, 1997                     --         --        --         --           --          --         471,103

Balance at September 30, 1997      29,828,260   $346,380   380,579   $353,057   $6,806,216   $(315,000)   $1,715,403
                                   ==========   ========   =======   ========   ==========   =========    ==========

                                       Treasury Stock         Total
                                   ---------------------   Stockholders'
                                    Shares       Amount       Equity
                                   --------    ---------    ----------
Balance at June 30, 1997           (723,000)   $(654,851)   $7,780,102

Net Income for the Quarter Ended
  September 30, 1997                471,103

Balance at September 30, 1997      (723,000)   $(654,851)   $8,251,205
                                   ========    =========    ==========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its wholly owned subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K for the year ended June 30, 1997.

2.   Equity Securities

     Capital Stock

          The Company's capital stock consists of the following:

                                                        Shares
                                                        Issued
                                          Shares          and
                                        Authorized    Outstanding      Amount
                                        ----------    -----------      ------
  September 30, 1997

Preferred Stocks:
   Series A cumulative convertible         29,233          29,121   $     2,912
   Series B convertible                    12,704           1,458           145
   Series C convertible                   350,000         350,000       350,000
                                                      -----------   -----------
       Total preferred                                    380,579   $   353,057
                                                      ===========   ===========
Common Stock                           70,000,000      29,105,260   $   346,380

Stock Option Plan and Common Stock Purchase Warrants

In August 1997, the Company awarded 700,000 common stock purchase options to employees under the 1997 Stock Option Plan at an exercise price of $.625 per share (the market price on the date of grant). In December 1996, the Company issued 700,000 common stock purchase options at an exercise price of $.75 per share. Total outstanding common stock purchase options at September 30, 1997 were 1,400,000.

During August 1997, the Company entered into non-exclusive Investment Banking agreements with Auerback, Pollack & Richardson, Inc. and M.H. Meyerson & Co., Inc. In connection with these agreements, the Company agreed to issue 1,200,000 common stock purchase warrants at exercise prices of $.75 to $1.50 per share.

Split of Common Stock Proposed

The Company's Board of Directors unanimously authorized a reverse stock split of the Company's outstanding shares of Common Stock ("Reverse Stock Split")
pursuant to which each five (5) outstanding shares of Common Stock will be automatically converted into one (1) share of Common Stock subject to stockholders approval at the Company's annual meeting on November 18, 1997.

The primary reason for the Reverse Stock Split is to increase the per share stock price of the Common Stock in order for the Company to be in a position to obtain a listing on the National Association of Securities Dealers, Inc. ("Nasdaq") National Market System ("NMS"), thus providing the Company with greater market exposure. NMS requires a minimum bid price of $5.00 per share for an initial listing. In addition, an increased share price will help assure future compliance with recently instituted Nasdaq SmallCap Market minimum maintenance requirements.

3.   Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Shares outstanding and earnings per share for the three months ended September 30, 1996 have been restated to reflect the increase in shares issued upon the conversion of preferred stock due to market price changes.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ATEC Group, Inc. and Subsidiaries

Background

     ATEC Group, Inc. is a leading system integrator and provider of a full line of information technology products and services to business, professionals, government agencies and educational institutions. ATEC offers computer hardware, software, connectivity devices, multimedia products, data communication via satellite, video conferencing, Internet, Intranet and Y2K solutions to their clients.

RESULTS OF OPERATIONS

September 30, 1997 compared to September 30, 1996

The Company's revenues for the first quarter ended September 30, 1997 increased to $33.1 million from $25.6 million for the prior year, an increase of approximately 29%. This increase is primarily attributable to internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $2.7 million for September 30, 1997 from $2.4 million for the comparable 1996 quarter, a 13% increase due to the increased revenues. Gross margins as a percentage of revenues for the quarter were 8.2% as compared to 9.3% for the prior year. The slight decline in gross margins are the result of higher than normal wholesale revenues. These margins are expected to increase as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, and training.

September 30, 1997 operating expenses exclusive of amortization of intangible assets increased to $1.9 million as compared to $1.6 million for the prior year. The increase is for additional selling expenses.

Amortization of intangible assets increased to $60,000 for the quarter from $56,349 in the comparable 1996 period. The provision for income taxes was $340,500 for the 1997 quarter as compared to $286,600 for 1996 quarter.

As a result of the above, the Company's net income increased to $471,103 for the three months ended September 30, 1997 compared to $400,603 for the 1996 quarter. For the September 30, 1997 quarter, net income per share was $.02 compared to $.01 in the prior year. Primary and fully diluted average shares outstanding were 29,358,593 for 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $1,261,640 at September 30, 1997, a decrease of $751,909 as compared to June 30, 1997. The Company's working capital at September 30, 1997 was $4,260,438 as compared to a working capital of $3,753,145 at June 30, 1997. The increase in working capital primarily resulted from increased profits. Net cash used by operating activities was $981,400 due to decreases in liabilities, primarily income taxes. Cash used for investing activities totaled $29,161 for the purchase of property and equipment.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $7 million. At September 30, 1997, indebtedness of the Company to Deutsche Financial was $2,549,459, a decrease of $719,100 compared to June 30, 1997. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

                        Atec Group, Inc. and Subsidiaries
                                Other Information
                               September 30, 1997

PART II

Item 6. Exhibits and Reports on form 8-k

 a) Exhibits - none

 b) Reports on Form 8-K:

     The following reports on Form 8K were filed by the Company during the quarter ended September 30, 1997:

          NONE

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ATEC GROUP, INC.
                                   (REGISTRANT)

Dated:  November 13, 1997

                                   By: /s/ Ashok Rametra
                                      ----------------------------------
                                      Ashok Rametra, in the capacity of both
                                      Vice President and Chief Financial Officer