Form 10-Q
period 1997-12-31
ATEC GROUP INC
filed 1998-02-13
CIK 893970

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

                     For the Quarter Ended December 31, 1997

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

                                YES _X_   NO ___

As of the close of business on December 31, 1997, there were 5,821,462 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I  Financial Information

        Item 1 - Consolidated Financial Statements...........................1-5

        Item 2 - Notes to Consolidated Condensed Financial Statements........6-8

        Item 3 - Management Discussion & Analysis
                 of Financial Condition and Results
                 of Operations..............................................9-10

PART II Other Information Required in Report

        Item 6 - Other Information...........................................11

        Signature Page.......................................................12

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                UNAUDITED            AUDITED
                                             December 31, 1997    June 30, 1997
                                             -----------------    -------------
ASSETS

Current Assets
   Cash                                      $       3,552,916    $   2,013,549
   Accounts receivable, net                          8,583,813        9,246,247
   Inventories                                       3,343,480        1,382,236
   Deferred taxes                                       37,249           37,249
   Other current assets                                327,643          441,469
                                             -----------------    -------------
        Total currrent assets                       15,845,101       13,120,750

Property and equipment, net                            475,379          439,000

Goodwill, net                                        3,446,704        3,556,704

Other assets                                            82,264           31,253
                                             -----------------    -------------
                                             $      19,849,448    $  17,147,707
                                             =================    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank overdraft                            $            --      $     533,871
   Revolving inventory line of credit                6,300,844        1,830,359
   Accounts payable                                  3,944,392        4,447,595
   Notes payable - related parties                     127,967          127,967
   Accrued expenses                                    504,136          777,385
   Income taxes payable                                  2,397        1,029,016
   Other current liabilities                           139,110          621,412
                                             -----------------    -------------
        Total liabilities                           11,018,846        9,367,605
                                             -----------------    -------------
Stockholders' equity
   Preferred stocks                                    353,057          353,057
   Common stock                                        346,380          346,380
   Additional paid-in capital                        6,806,216        6,806,216
   Discount on preferred stock                        (315,000)        (315,000)
   Retained earnings                                 2,294,800        1,244,300
   Less:  Treasury stock at cost                      (654,851)        (654,851)
                                             -----------------    -------------
        Total stockholders' equity                   8,830,602        7,780,102
                                             -----------------    -------------
                                             $      19,849,448    $  17,147,707
                                             =================    =============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31,

                                                       1997            1996
                                                   ------------    ------------


Net sales                                          $ 36,138,869    $ 25,783,789

Cost of sales                                        33,282,776      23,501,921
                                                   ------------    ------------
Gross profit                                          2,856,093       2,281,868
                                                   ------------    ------------
Operating expenses
   Selling and administrative                         1,840,963       1,604,318
   Amortization of goodwill                              60,000          73,068
                                                   ------------    ------------
        Total operating expenses                      1,900,963       1,677,386
                                                   ------------    ------------
Income from operations                                  955,130         604,482
                                                   ------------    ------------
Other income (expense)
   Miscellaneous income                                    --             6,786
   Interest income                                       42,816          24,452
   Interest expense                                      (7,089)        (48,878)
                                                   ------------    ------------
        Total other (expense) income                     35,727         (17,640)
                                                   ------------    ------------
Income (loss) before provision for income taxes         990,857         586,842

Provision for income taxes                              411,460         223,018
                                                   ------------    ------------
Net income (loss)                                  $    579,397    $    363,824
                                                   ============    ============
Basic and diluted earnings per share               $       0.10    $       0.06
                                                   ============    ============
Weighted average number of shares                     5,963,168       5,632,148
                                                   ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED DECEMBER 31,

                                                       1997            1996
                                                   ------------    ------------

Net sales                                          $ 69,211,424    $ 51,422,875

Cost of sales                                        63,654,305      46,760,545
                                                   ------------    ------------
Gross profit                                          5,557,119       4,662,330
                                                   ------------    ------------
Operating expenses
   Selling and administrative                         3,768,216       3,279,487
   Amortization of goodwill                             120,000         129,417
                                                   ------------    ------------
          Total operating expenses                    3,888,216       3,408,904
                                                   ------------    ------------
Income from operations                                1,668,903       1,253,426
                                                   ------------    ------------
Other income (expense)
   Miscellaneous income                                  70,000          64,760
   Interest income                                       77,222          43,845
   Interest expense                                     (13,665)        (87,986)
                                                   ------------    ------------
          Total other (expense) income                  133,557          20,619
                                                   ------------    ------------

Income (loss) before provision for income taxes       1,802,460       1,274,045

Provision for income taxes                              751,960         509,618
                                                   ------------    ------------
Net income  (loss)                                 $  1,050,500    $    764,427
                                                   ============    ============
Basic and diluted earnings per share               $       0.18    $       0.14
                                                   ============    ============
Weighted average number of shares                     5,898,668       5,632,148
                                                   ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31,

                                                          1997          1996
                                                      -----------   -----------


Net cash provided by (used in) operating activities   ($2,823,669)  $    75,797

Cash flows from investing activities:

    Purchase of Treasury Stock                               --        (694,863)

    Purchase of property and equipment                   (107,449)      (12,282)
                                                      -----------   -----------
Net cash (used in) provided by investing activities      (107,449)     (707,145)
                                                      -----------   -----------
Cash flows from financing activities:

    Notes receivable - officer                               --          (8,000)

    Long term borrowings                                     --         (11,867)

    Short term borrowings                               4,470,485      (104,500)
                                                      -----------   -----------
Net cash (used in) provided by financing activities     4,470,485      (124,367)
                                                      -----------   -----------
Net increase (decrease) in cash                         1,539,367      (755,715)

Cash and cash equivalents - Beginning of period         2,013,549     1,667,031
                                                      -----------   -----------

Cash and cash equivalents - End of period             $ 3,552,916   $   911,316
                                                      ===========   ===========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1997

                                       Common      Value      Series     Value    Additional  Discount on    Retained
                                       Shares      Common   Preferred  Preferred    Paid-In    Preferred     Earnings
                                       Issued      Stock      Issued     Stock      Capital      Stock       (Deficit)
                                      ---------   --------   -------   --------   ----------   ---------    ----------
Balance at June 30, 1997              5,965,652   $346,380   380,579   $353,057   $6,806,216   ($315,000)   $1,244,300

Net Income for the Six Months Ended
  December 31, 1997                        --         --        --         --           --          --       1,050,500
                                      ---------   --------   -------   --------   ----------   ---------    ----------
Balance at December 31, 1997          5,965,652   $346,380   380,579   $353,057   $6,806,216   ($315,000)   $2,294,800
                                      =========   ========   =======   ========   ==========   =========    ==========
                                           Treasury Stock            Total
                                      -------------------------   Stockholders'
                                        Shares        Amount         Equity
                                      ----------    -----------    ----------
Balance at June 30, 1997                (144,600)   ($  654,851)   $7,780,102

Net Income for the Six Months Ended
  December 31, 1997                                                 1,050,500
                                      ----------    -----------    ----------
Balance at December 31, 1997            (144,600)   ($  654,851)   $8,830,602
                                      ==========    ===========    ==========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                       SIX MONTHS ENDED DECEMBER 31, 1997
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2. Equity Securities

   Capital Stock

      The Company's capital stock consists of the following:

                                                      Shares
                                                      Issued
                                        Shares        and
                                        Authorized    Outstanding     Amount
                                        ----------    -----------    --------
December 31, 1997

Preferred Stocks:(1)

     Series A cumulative convertible        29,233       29,231      $  2,912
     Series B convertible                   12,704        1,458           145
     Series C convertible                  350,000      350,000       350,000
                                                     ----------      --------
         Total preferred                                380,579      $353,057
                                                     ==========      ========

Common Stock                            70,000,000    5,821,052      $346,380


(1) As discussed below in "Split of Common Stock", the conversion ratios of the preferred stock has been adjusted as follows: Series A - One (1) share equals one-fifth (1/5) share of common; Series B - One (1) share equals one-fifth (1/5) share of common; Series C - Ten (10) shares equal one-fifth (1/5) share of common.

Stock Option Plan and Common Stock Purchase Warrants

In August 1997, the Company awarded 140,000 common stock purchase options to employees under the 1997 Stock Option Plan at an exercise price of $3.125 per share (the market price on the date of grant). In December 1997, the Company issued 140,000 common stock purchase options at an exercise price of $3.75 per share. Total outstanding common stock purchase options at December 31, 1997 were 280,000.

During August 1997, the Company entered into non-exclusive Investment Banking agreements with Auerback, Pollack & Richardson, Inc. and M.H. Meyerson & Co., Inc. In connection with these agreements, the Company agreed to issue 240,000 common stock purchase warrants at exercise prices of $3.75 to $7.50 per share.

Split of Common Stock

The Company's stockholders approved a reverse stock split of the Company's outstanding shares of Common Stock ("Reverse Stock Split") pursuant to which each five (5) outstanding shares of Common Stock will be automatically converted into one (1) share of Common at the Company's annual meeting on November 18, 1997. All share and per share data have been adjusted to reflect the split.

3. Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Shares outstanding and earnings per share for the three and six months ended December 31, 1996 have been restated to reflect the increase in shares issued upon the conversion of preferred stock due to market price changes and have been adjusted for the stock split.

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

Results of Operations

December 31, 1997 compared to December 31, 1996

The Company's revenues for the second quarter ended December 31, 1997 increased to $36.1 million from $25.7 million for the prior year, an increase of approximately 40%. This increase is primarily attributable to internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $2.8 million for December 31, 1997 from $2.3 million for the comparable 1996 quarter, a 22% increase due to the increased revenues. Gross margins as a percentage of revenues for the six months were 7.9% as compared to 8.8% for the prior year. The decline is the result of higher wholesale revenues. The Company's goal is to increase these margins as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, and training.

December 31, 1997 operating expenses exclusive of amortization of intangible assets increased to $1.8 million as compared to $1.6 million for the prior year. The increase resulted from increased operating expenses to support the sales growth.

The provision for income taxes was $411,460 for the 1997 quarter as compared to $223,018 for 1996 period.

As a result of the above, the Company's net income increased to $579,397 for the three months ended December 31, 1997 compared to $363,824 for the 1996 quarter. For the December 31, 1997 quarter, basic and diluted net income per share was $.10 compared to $.06 in the prior year. Average shares outstanding were 5,963,168 for 1997 and 5,632,148 for 1996.

Revenues for six months ended December 31, 1997 increased to $69.2 million from $51.4 million for the prior year, an increase of approximately 35%. This increase is primarily attributed to internal growth. Gross margins increased to $5.6 million as compared to $4.7 million for the comparable period of the prior year. Gross margins as a percentage of revenues for the six months were 8% as compared to 9.1% for the prior year. The slight decline in gross margins are the result of higher wholesale revenues. Operating expenses increased to $3.7 million as compared to $3.3 million for the prior year. The 12% increase is attributed to increased operating expenses related to the Company's growth. The provision for income taxes was $751,960 for 1997 as compared to $509,618 for the prior year.

As a result of the above, the Company's net income increased to $1,050,500 for the six months ended December 31, 1997 as compared to $764,427 for the prior year. Primary and diluted net income per share was $.18 compared to $.14 in the prior year. Average shares outstanding were 5,898,668 for 1997 and 5,632,148 for 1996.

Liquidity and Capital Resources

The Company's cash position was $3,552,916 at December 31, 1997, an increase of $1,539,367 compared to June 30, 1997. The Company's working capital at December 31, 1997 was $4,826,255 as compared to a working capital of $3,753,145 at June 30, 1997. The increase in working capital primarily resulted from increased profits. Net cash used by operating activities was $4,470,485. Cash used for investing activities totaled $107,449 for the purchase of property and equipment.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $7 million. At December 31, 1997, indebtedness of the Company to Deutsche Financial was $6.3 million, an increase of $4.5 million compared to June 30, 1997. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

                        ATEC Group, Inc. and Subsidiaries
                                Other Information
                                December 31, 1997

PART II

Item 6.  Exhibits and Reports on form 8-k

a) Exhibits - none

b) Reports on Form 8-K:

      The following reports on Form 8K were filed by the Company during the quarter ended December 31, 1997:

            NONE

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATEC GROUP, INC.
                                   (REGISTRANT)

Dated: February 13, 1998           By: s/Surinder Rametra
                                       -----------------------------
                                       Surinder Rametra, in the capacity of both
                                       Chairman and Chief Executive Officer