Form 10-K/A
period 1997-06-30
ATEC GROUP INC
filed 1998-02-24
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-K/A

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

Dated:   February 5, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Surinder Rametra                                            February 6, 1998
---------------------------------------------
Surinder Rametra, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Ashok Rametra                                              February 23, 1998
---------------------------------------------
Ashok Rametra, Chief Financial Officer, Treasurer and
Director (Principal Financial Officer and
Principal Accounting Officer)

                                                               February __, 1998
_____________________________________________
Balwinder Singh Bathla, President and Director

/s/ George Eagan                                               February 23, 1998
---------------------------------------------
George Eagan, Director

                                                               February __, 1998
_____________________________________________
David C. Reback, Director

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT ......................................      F-1

FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as at June 30, 1997 and 1996 ..      F-2

        Consolidated Statements of Operations
           For the Years Ended June 30, 1997, 1996 and 1995 .......      F-3

        Consolidated Statements of Cash Flows
           For the Years Ended June 30, 1997, 1996 and 1995 .......   F-4 - F-6

        Consolidated Statements of Stockholders' Equity
           For the Years Ended June 30, 1997, 1996 and 1995 .......   F-7 - F-8

NOTES TO FINANCIAL STATEMENTS .....................................   F-9 - F-29


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

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
ATEC Group, Inc.

We have audited the accompanying consolidated balance sheets of ATEC Group, Inc. and Subsidiaries as at June 30, 1997 and 1996, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries as at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

Weinick Sanders Leventhal & Co. LLP

New York, New York
August 18, 1997

                        ATEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                June 30,
                                                      -------------------------
                                                          1997         1996
                                                      -----------   -----------
Current assets:
   Cash                                               $ 2,013,549   $ 1,667,031
   Accounts receivable - net                            9,246,247     5,152,005
   Inventories                                          1,382,236     2,813,937
   Due from officers and related parties                     --           6,124
   Deferred taxes                                          37,249        42,773
   Other current assets                                   441,469       413,712
                                                      -----------   ------------
              Total current assets                     13,120,750    10,095,582

Property and equipment - net                              439,000       514,910

Goodwill - net                                          3,556,704     2,614,445

Other assets                                               31,253        97,196
                                                      -----------   ------------
                                                      $17,147,707   $13,322,133
                                                      ===========   ============
Current liabilities:
   Bank overdraft                                     $   533,871   $   429,271
   Revolving lines of credit                            1,830,359     2,085,054
   Accounts payable                                     4,447,595     1,274,896
   Notes payable - related parties                        127,967       650,000
   Accrued expenses                                       777,385     1,008,154
   Income taxes payable                                 1,029,016       278,600
   Other current liabilities                              621,412       554,369
                                                      -----------  ------------
              Total current liabilities                 9,367,605     6,280,344

Notes payable - related parties                              --         228,322
                                                      -----------  ------------

              Total liabilities                         9,367,605     6,508,666
                                                      -----------  ------------

Commitments and contingencies                                --            --

Stockholders' equity:
   Preferred stocks                                       353,057    11,353,068
   Common stock                                           346,380       218,765
   Additional paid-in capital                           6,806,216     5,026,332
   Discount on preferred stocks                          (315,000)   (9,361,100)
   Retained earnings (deficit)                          1,244,300      (423,598)
                                                      -----------  ------------
                                                        8,434,953     6,813,467
   Less:  Treasury stock - at cost                       (654,851)         --
                                                      -----------  ------------
              Total stockholders' equity                7,780,102     6,813,467
                                                      -----------  ------------

                                                      $17,147,707  $ 13,322,133
                                                      ===========  ============

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Years Ended June 30,
                                           ---------------------------------------------
                                               1997             1996            1995
                                           -------------    ------------    ------------
Net sales                                  $ 100,841,362    $ 81,812,045    $ 47,565,542

Cost of sales                                 91,073,358      74,354,590      42,860,603
                                           -------------    ------------    ------------
Gross profit                                   9,768,004       7,457,455       4,704,939
                                           -------------    ------------    ------------
Operating expenses:
   Selling and administrative                  6,698,088       5,962,547       4,563,337
   Research and development                      161,158            --              --
   Amortization of goodwill -
     computer businesses                         224,190         168,285          52,655
   Write-off of media advertising credit            --              --           448,011
                                           -------------    ------------    ------------
Total operating expenses                       7,083,436       6,130,832       5,064,003
                                           -------------    ------------    ------------

Income (loss) from operations                  2,684,568       1,326,623        (359,064)
                                           -------------    ------------    ------------

Other income (expense):
   Charge-off of goodwill relating to
     the acquisition of Hillside                    --              --        (2,045,628)
   Loss on marketable securities                    --              --            (4,136)
   (Loss) gain on sale of property
     and equipment                                  --            (8,372)          4,432
   Dividend and interest income                   86,699          45,866          22,708
   Interest expense                             (112,379)       (150,949)       (138,553)
   Management fees                                  --              --           375,000
   Other income                                  308,089          39,718          45,433
                                           -------------    ------------    ------------
Total other income (expense)                     282,409         (73,737)     (1,740,744)
                                           -------------    ------------    ------------

Income (loss) before income taxes              2,966,977       1,252,886      (2,099,808)

Provision for income taxes                     1,299,079         414,540         151,546
                                           -------------    ------------    ------------
Net income (loss)                           $  1,667,898    $    838,346    ($ 2,251,354)
                                            ============    ============     ===========
Net earnings (loss) per share:
   Primary                                          $.06            $.03           ($.25)
                                                    ====            ====            ====

   Fully diluted                                    $.06            $.03           ($.25)
                                                    ====            ====            ====
   Weighted average number of shares -
     primary and fully diluted                29,801,232      25,729,527       8,872,333
                                           =============    ============    ============

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Years Ended June 30,
                                                ----------------------------------------
                                                   1997          1996            1995
                                                ----------     ----------    -----------
Cash flows from operating activities:
   Net income (loss)                            $1,667,898     $  838,346    ($2,251,354)
                                                ----------     ----------    -----------
   Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities:

      Depreciation and amortization                146,123        104,030         81,837
      Amortization of goodwill -
         computer businesses                       224,190        168,285         52,655
      Charge-off of goodwill relating to
         the acquisition of Hillside                  --             --        2,045,628
      Settlements of accrued liabilities          (120,100)          --             --
      Write-off of media advertising credits          --             --          448,011
      Reduction of deferred sales
         tax obligations                          (183,052)          --             --
      Expenses incurred and charged to earn-
         ings by issuance of capital stock            --           43,000        204,319
      Loss on sale of marketable securities           --             --            4,136
      Loss (gain) on sale of property
         and equipment                                --            8,372         (4,432)
      Provision for doubtful accounts              (20,000)          --             --
      Changes in assets and liabilities,
        net in 1995 of effects from purchase
        of ACS and CONY:
            Accounts receivable                 (4,074,242)       758,744        (99,488)
            Receivables from officers
              and related parties                    6,124         59,667           --
            Inventories                          1,431,701     (1,087,396)       (11,848)
            Deferred taxes                           5,524        (27,560)        (8,928)
            Other current assets                   (27,757)       (93,730)      (371,029)
            Other assets                            51,100         16,742        (49,666)
            Revolving lines of credit             (254,695)      (875,579)     1,800,254
            Accounts payable                     3,102,699     (1,120,705)    (1,532,065)
            Accrued expenses                       (73,418)       278,783          3,322
            Deferred sales tax obligation             --           51,000         58,840
            Payables to related parties               --          (25,000)          --
            Income taxes payable                   750,416        278,600        (55,129)
            Other current liabilities              320,095        (22,303)       (44,438)
                                                ----------     ----------    -----------
   Total adjustments                             1,284,708     (1,485,050)     2,521,979
                                                ----------     ----------    -----------

Net cash provided by (used in)
   operating activities                          2,952,606       (646,704)       270,625
                                                ----------     ----------    -----------

                                                                     (Continued)

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                                            For the Years Ended June 30,
                                                     ---------------------------------------
                                                         1997          1996           1995
                                                     -----------    -----------    ---------
Net cash provided by (used in)
   operating activities (brought forward)            $ 2,952,606       (646,704)   $ 270,625
                                                     -----------    -----------    ---------

Cash flows from investing activities:
   Addition to goodwill relating to
      the acquisition of Hillside                           --             --       (156,475)
   Addition to goodwill relating to
      the acquisition of ACS and CONY                       --             --        (22,528)
   Purchase of property and equipment                    (70,213)      (206,388)     (89,733)
   Security deposits                                      14,843           --           --
   Sale of marketable securities                            --             --          6,864
   Sale of property and equipment                           --           13,700       13,195
   Payments of notes receivable - officer                   --          110,909      (  --  )
                                                     -----------    -----------    ---------
Net cash used in investing activities                    (55,370)       (81,779)    (248,677)
                                                     -----------    -----------    ---------
Cash flows from financing activities:
   Payment of bank overdraft assumed
      net of cash acquired in ACS and
      CONY acquisitions                                     --             --       (112,113)
   Issuance of capital stock                                --        1,250,251         --
   Purchase of preferred stock                        (1,250,112)          --           --
   Purchase of treasury stock                           (654,851)          --           --
   Proceeds from notes payable -
      related party                                         --             --        618,975
   Repayments from related parties                       125,000        650,000         --
   Advances from related parties                            --             --        928,180
   Repayments to related parties                        (875,355)      (689,969)    (933,101)
   Bank overdraft                                        104,600        266,137      163,134
                                                     -----------    -----------    ---------
Net cash provided by (used in)
   financing activities                               (2,550,718)     1,476,419      665,075
                                                     -----------    -----------    ---------

Net increase in cash                                     346,518        747,936      687,023

Cash at beginning of year                              1,667,031        919,095      232,072
                                                     -----------    -----------    ---------

Cash at end of year                                  $ 2,013,549    $ 1,667,031    $ 919,095
                                                     ===========    ===========    =========

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the year:

      Income taxes                                   $   449,404    $   292,635    $ 228,559
                                                     ===========    ===========    =========

      Interest                                       $   109,538    $   103,357    $  81,121
                                                     ===========    ===========    =========

                                                                     (Continued)

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                                                  For the Years Ended June 30,
                                                            --------------------------------------
                                                                1997          1996         1995
                                                            -----------   -----------  -----------
Supplemental Schedules of
      Non-Cash Transactions:

Issuance of common stock for services                       $    37,500   $     7,998   $   24,000
                                                            ===========   ===========   ==========
Issuance of common stock in
   satisfaction of debt                                     $      --     $    45,000   $     --
                                                            ===========   ===========   ==========
Issuance of common and preferred
   stock in lieu of note and loan
   repayments                                               $      --     $    20,000   $1,220,223
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

                        ATEC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997


                                            Preferred Stocks           Common Stock        Additional    Discount on    Retained
                                         ----------------------    --------------------      Paid-in      Preferred     Earnings
                                           Shares     Amount         Shares      Amount      Capital        Stocks     (Deficit)
                                           ------     ------         ------      ------      -------        ------     ---------
Balance at June 30, 1994                    58,978   $     5,898     5,434,422  $102,441    $  507,346   $     -       $1,086,021

Stock dividend on Preferred
   Series A                                  3,100           310          -         -             -            -             (310)

Conversion of Preferred Series A
   for common stock                         (1,947)        (195)         1,947        20           175         -             -

Shares issued for the cancellation
   of an employment agreement                 -             -           88,968       890       178,826         -             -

Shares issued for conversion of
   Preferred Series B                      (18,196)       (1,820)    4,400,609    44,006      (42,186)         -             -

Shares issued on conversion of
   notes payable, including interest          -             -          181,335     1,813       453,496         -             -

Shares issued for services                    -             -           40,000       400        23,600         -             -

Shares of Preferred stock issued
     for the acquisition of
     American Computer Systems, Inc.:

   Series D                                200,000     1,000,000          -         -             -        (500,000)         -
   Series E - issued February 6, 1996      200,000     1,000,000          -         -             -            -             -
   Series F - issued October 6, 1995        66,800       334,000          -         -             -        (167,000)         -

Shares issued for conversion
   of notes payable                           -             -          520,000     5,200       155,875         -             -

Shares Preferred Series H - issued
   for conversion of notes payable          83,520           835          -         -          449,548         -             -

Shares issued for the acquisition of
  CONY Computer Systems, Inc.:
   Common stock                               -             -          437,990     4,380       443,570         -             -
   Preferred Series D                      100,000       500,000          -         -             -        (250,000)         -
   Preferred Series D - issued
     September 30, 1995                    100,000       500,000          -         -             -        (250,000)         -

Shares issued for conversion
   of loans payable                           -             -          981,878     9,819       598,946         -             -

Shares of Preferred stock issued for
     compensation per employment
     agreement:

   Series G issued in July 1995                  1          -             -         -           86,470         -             -

Shares issued for conversion of
   Preferred Series H                      (83,520)         (835)      835,200     8,352          -            -             -

Net loss for the year                         -             -             -         -             -            -       (2,347,655)
                                         ---------   -----------    ----------  --------    ----------   ----------    ----------
Balance at June 30, 1995
   (carried forward)                       708,736     3,338,193    12,922,349   177,321     2,855,666   (1,167,000)   (1,261,944)
                                         ---------   -----------    ----------  --------    ----------   ----------    ----------

                                         Treasury Stock        Total
                                        -----------------  Stockholders'
                                        Shares     Amount     Equity
                                        ------     ------     ------

Balance at June 30, 1994                   -     $  -      $1,701,706

Stock dividend on Preferred
   Series A                                -        -            -

Conversion of Preferred Series A
   for common stock                        -        -            -

Shares issued for the cancellation
   of an employment agreement              -        -         179,716

Shares issued for conversion of
   Preferred Series B                      -        -            -

Shares issued on conversion of
   notes payable, including interest       -        -         455,309

Shares issued for services                 -        -          24,000

Shares of Preferred stock issued
     for the acquisition of
     American Computer Systems, Inc.:

   Series D                                -        -         500,000
   Series E - issued February 6, 1996      -        -       1,000,000
   Series F - issued October 6, 1995       -        -         167,000

Shares issued for conversion
   of notes payable                        -        -         161,075

Shares Preferred Series H - issued
   for conversion of notes payable         -        -         450,383

Shares issued for the acquisition of
  CONY Computer Systems, Inc.:
   Common stock                            -        -         447,950
   Preferred Series D                      -        -         250,000
   Preferred Series D - issued
     September 30, 1995                    -        -         250,000

Shares issued for conversion
   of loans payable                        -        -         608,765

Shares of Preferred stock issued for
     compensation per employment
     agreement:

   Series G issued in July 1995            -        -          86,470

Shares issued for conversion of
   Preferred Series H                      -        -           7,517

Net loss for the year                      -        -      (2,347,655)
                                        -------  -------   ----------
Balance at June 30, 1995
   (carried forward)                       -        -       3,942,236
                                        -------  -------   ----------

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997


                                               Preferred Stocks          Common Stock        Additional    Discount on   Retained
                                            ---------------------    --------------------      Paid-in      Preferred    Earnings
                                            Shares      Amount         Shares      Amount      Capital       Stocks     (Deficit)
                                            ------      ------         ------      ------      -------       ------     ---------
Balance at June 30, 1995
   (carried forward)                        708,736   $ 3,338,193    12,922,349  $177,321    $2,855,666  ($1,167,000)  ($1,261,944)

Shares issued for conversion of
   Preferred Series F and G                 (66,801)     (334,000)      344,119     3,441       213,659      116,900          -

Shares issued for services                     -             -           20,004       200         7,798         -             -

Shares issued for conversion of
   Preferred Series B                     1,188,754     5,998,875     1,119,897    11,199       (10,074)  (6,000,000)         -

Shares issued for conversion of
   Preferred Series I                       390,000     2,000,000      (400,000)   (4,000)         -      (1,996,000)         -

Shares issued for satisfaction of debts        -             -          116,281     1,163        63,839         -             -

Shares issued in a private placement           -             -        1,860,941    18,609     1,056,142         -             -

Expenses of private placement                  -             -             -         -          (49,500)        -             -

Shares issued to shareholder of ACS            -             -          352,847     3,528       279,472         -             -

Shares issued to shareholders of CONY          -             -          430,359     4,304       387,330         -             -

Issuance of Series C Preferred              350,000       350,000          -         -             -        (315,000)         -

Warrant exercised                              -             -          300,000     3,000       222,000         -             -

Net income for the year                        -             -             -         -             -            -          838,346
                                          ---------   -----------    ----------  --------    ----------   ----------    ----------

Balance at June 30, 1996                  2,570,689    11,353,068    17,066,797   218,765     5,026,332   (9,361,100)     (423,598)

Shares issued for conversion of
   Preferred Series I                      (390,000)   (2,000,000)    1,666,665    16,667       (12,667)   1,996,000          -

Purchase of treasury shares                    -             -             -         -             -            -             -

Purchase and retirement of
   Preferred Series D, J and K             (294,120)   (1,470,600)         -         -         (955,880)   1,176,480          -

Shares issued for conversion of
   Preferred Series D, E, J and K        (1,505,880)   (7,529,400)    9,715,355    97,154     1,558,626    5,873,620          -

Shares issued to shareholders of ACS           -             -          672,727     6,727       769,963         -             -

Shares issued to shareholders of CONY          -             -          337,373     3,374       386,136         -             -

Shares issued for downside protection
   of Preferred Series I                       -             -          309,343     3,093        (3,093)        -             -

Shares issued in settlement of a liability     -             -           60,000       600        36,900         -             -

Purchase and retirement of
   Preferred Series A                          (110) `        (11)         -         -             (101)        -             -

Net income for the year                        -             -             -         -             -            -        1,667,898
                                          ---------   -----------    ----------  --------    ----------     --------    ----------

Balance at June 30, 1997                    380,579   $   353,057    29,828,260  $346,380    $6,806,216    ($315,000)   $1,244,300
                                          =========   ===========    ==========  ========    ==========     ========    ==========

                                            Treasury Stock          Total
                                           -----------------    Stockholders'
                                           Shares   Amount         Equity
                                           ------   ------      ------------
Balance at June 30, 1995
   (carried forward)                          -     $   -        $3,942,236

Shares issued for conversion of
   Preferred Series F and G                   -         -              -

Shares issued for services                    -         -             7,998

Shares issued for conversion of
   Preferred Series B                         -         -              -

Shares issued for conversion of
   Preferred Series I                         -         -              -

Shares issued for satisfaction of debts       -         -            65,002

Shares issued in a private placement          -         -         1,074,751

Expenses of private placement                 -         -           (49,500)

Shares issued to shareholder of ACS           -         -           283,000

Shares issued to shareholders of CONY         -         -           391,634

Issuance of Series C Preferred                -         -            35,000

Warrant exercised                             -         -           225,000

Net income for the year                       -         -           838,346
                                           -------  --------     ----------

Balance at June 30, 1996                      -         -         6,813,467

Shares issued for conversion of
   Preferred Series I                         -         -              -

Purchase of treasury shares               (723,000) (654,851)      (654,851)

Purchase and retirement of
   Preferred Series D, J and K                -         -        (1,250,000)

Shares issued for conversion of
   Preferred Series D, E, J and K             -         -              -

Shares issued to shareholders of ACS          -         -           776,690

Shares issued to shareholders of CONY         -         -           389,510

Shares issued for downside protection
   of Preferred Series I                      -         -              -

Shares issued in settlement of a liability    -         -            37,500

Purchase and retirement of
   Preferred Series A                         -         -              (112)

Net income for the year                       -         -         1,667,898
                                           -------  --------     ----------

Balance at June 30, 1997                  (723,000)($654,851)    $7,780,102
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

NOTE 5 - EQUITY SECURITIES.

         (a) Capital Stock:

               The Company's capital stock consists of the following:

                                                        Shares          Amount
                                                        Issued        (including
                                         Shares           and         shares to
                                       Authorized     Outstanding     be issued)
                                       ----------     -----------     ----------
         June 30, 1997
         Preferred Stocks:
           Series A cumulative
             convertible                  29,233          29,121        $  2,912
           Series B convertible           12,704           1,458             145
           Series C convertible          350,000         350,000         350,000
           Series D convertible          400,000            --              --
           Series E convertible          200,000            --              --
           Series F convertible           66,800            --              --
           Series G convertible                1            --              --
           Series H convertible             --              --              --
           Series I convertible          390,000            --              --
           Series J convertible          800,000            --              --
           Series K convertible          400,000            --              --
                                                     -----------        --------
             Total preferred             380,579     $   353,057
                                                     -----------        --------

         Common stock                 70,000,000      29,828,260(*)     $346,380
                                                     -----------        --------

(*) Included in the total are 11,034,798 shares which were issued subsequent to June 30, 1997.

                                                        Shares          Amount
                                                        Issued        (including
                                         Shares           and         shares to
                                       Authorized     Outstanding     be issued)
                                       ----------     -----------     ----------
         June 30, 1996
         Preferred Stocks:
            Series A cumulative
              convertible                 29,233          29,231     $     2,923
            Series B convertible          12,704           1,458             145
            Series C convertible         350,000         350,000         350,000
            Series D convertible         400,000         400,000       2,000,000
            Series E convertible         200,000         200,000       1,000,000
            Series F convertible          66,800            -               -
            Series G convertible               1            -               -
            Series H convertible            -               -               -
            Series I convertible         390,000         390,000       2,000,000
            Series J convertible         800,000         800,000       4,000,000
            Series K convertible         400,000         400,000       2,000,000
                                                      ----------     -----------
              Total preferred                          2,570,689     $11,353,068
                                                      ----------     -----------

         Common stock                 70,000,000      17,066,797     $   218,765
                                                      ----------     -----------

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

         (c) Series B Convertible Preferred Stock:

               On June 23, 1994, the Company's board of directors adopted a resolution providing for the issuance of 30,900 shares of Series B convertible preferred stock, par value $.10, in connection with an acquisition. Outlined below is a summary of the more significant rights associated with these shares:

          o Dividend rights - The shareholders have a stated annual noncumulative dividend rate of $1 each, beginning on the second year after issuance, declaration of which is prior to any declaration or payment of any dividend on common shares or any stock ranking junior to these shares.

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

NOTE 6 - OPERATING LEASES.

               The Company conducts its operations under five noncancellable operating leases expiring at various dates through 2003. Future minimum rent payments are as follows:

          For the
            Year
           Ending
          June 30,          MCS        CONY       ACS    Innovative      Total
          --------          ---        ----       ---    ----------      -----
            1998         $ 96,600   $ 54,526    $70,000    $24,053    $  245,179
            1999          108,192     41,026     36,000       -          185,218
            2000          108,192     41,026     36,000       -          185,218
            2001          108,192     41,026     36,000       -          185,218
            2002          108,192     34,188     36,000       -          178,380
         Thereafter       108,192       -         3,000       -          111,192
                         --------    -------    -------    -------    ----------
         Total minimum
         annual rentals  $637,560   $211,792   $217,000    $24,053    $1,090,405
                         ========   ========   ========    =======    ==========


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

NOTE 10 - INCOME TAXES.

         The Company's income tax provision consists of the following:

                                            1997            1996         1995
                                         ----------      --------      ---------
         Current tax provision:
           Federal                       $  894,365      $223,386      $112,013
           State                            399,190       218,714        48,461
                                         ----------      --------      --------

                                          1,293,555       442,100       160,474
         Deferred tax benefit relating
           to temporary differences           5,524       (27,560)       (8,928)
                                         ----------      --------      --------

         Income tax provision            $1,299,079      $414,540      $151,546
                                         ==========      ========      ========


               A reconciliation of the above effective tax rate to the federal statutory rate is as follows:

                                         1997                       1996                     1995
                               ----------------------     ----------------------    ---------------------
Tax at statutory               34.0%       $1,008,772       34.0%      $426,000     (34.0%)    ($713,900)
State income tax, net of
  federal tax benefit           8.9           264,345       (4.1)       (51,284)     (7.8)      (164,500)
Effect of nondeducti-
    biliity of:

  Amortization and charge
    off of goodwill             2.6            76,225        4.6         57,217      39.9        838,450
  Media advertising
    credits written off         -                -           -             -          8.7        183,685
  Tax expense and loss
    limitations                 (.4)          (10,853)       -             -          (.4)        (8,521)
  Other                        (1.3)          (39,410)      (1.4)       (17,393)       .8         16,332
                               ----        ----------       ----       --------      ----       --------

                               43.8%       $1,299,079       33.1       $414,540       7.2%      $151,546
                               =====       ==========       ====       ========      =====      ========


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

NOTE 12 - OTHER FINANCIAL INFORMATION.

         (a) Accounts Receivable - Net.

               Accounts receivable, net at June 30, 1997 and 1996 consists of the following:

                                                   1997                 1996
                                                ----------           -------
              Accounts receivable               $9,332,047          $5,257,805
              Allowance for doubtful
                accounts, returns and
                discounts                          (85,800)           (105,800)
                                                ----------          ----------
                                                $9,246,247          $5,152,005
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

         (e) Other Assets:

               Other assets consist of the following at June 30, 1997 and 1996:

                                                          1997            1996
                                                        -------         ------
                 Bid deposits                           $  -            $39,100
                 Investment                                -             12,000
                 Deposits and other assets               31,253          46,096
                                                        -------         -------
                                                        $31,253         $97,196
                                                        =======         =======

         (f) Other Current Liabilities:

               Other current liabilities consist of the following at June 30, 1997 and 1996:

                                                         1997            1996
                                                       --------        --------

                 Deferred sales tax obligation         $300,000        $553,052
                 Customers with credit balances         321,412            -
                 Sundry                                    -              1,317
                                                       --------        --------
                                                       $621,412        $554,369
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