Form 10-Q
period 1998-03-31
ATEC GROUP INC
filed 1998-05-07
CIK 893970

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

                      For the Quarter Ended March 31, 1998

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

                                 YES _X_ NO ___

As of the close of business on March 31, 1998, there were 5,821,052 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS

                                                                            Page
                                                                           ----
PART I   Financial Information

           Item 1 - Consolidated Financial Statements........................1-5

           Item 2 - Notes to Consolidated Condensed
                      Financial Statements...................................6-9

           Item 3 - Management Discussion & Analysis
                        of Financial Condition and Results
                        of Operations......................................10-11

PART II  Other Information Required in Report

           Item 5 - Other Information.........................................12

           Item 6 - Reports on Form 8K........................................12

           Signature Page.....................................................13

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    UNAUDITED        AUDITED
                                                  March 31, 1998  June 30, 1997
                                                  --------------  -------------
ASSETS

Current Assets
     Cash                                          $  6,433,977    $  2,013,549
     Accounts receivable, net                        13,350,831       9,246,247
     Inventories                                      2,500,772       1,382,236
     Deferred taxes                                      37,249          37,249
     Other current assets                               611,782         441,469
                                                   ------------    ------------
          Total currrent assets                      22,934,611      13,120,750

Property and equipment, net                             459,039         439,000

Goodwill, net                                         3,361,704       3,556,704

Other assets                                             82,724          31,253
                                                   ------------    ------------

                                                   $ 26,838,078    $ 17,147,707
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                          --    $    533,871
     Revolving inventory line of credit              13,074,037       1,830,359
     Accounts payable                                 2,462,092       4,447,595
     Notes payable - related parties                    127,967         127,967
     Accrued expenses                                 1,128,163         777,385
     Income taxes payable                               491,581       1,029,016
     Other current liabilities                          139,110         621,412
                                                   ------------    ------------

          Total liabilities                          17,422,950       9,367,605
                                                   ------------    ------------

Stockholders' equity
     Preferred stocks                                   353,057         353,057
     Common stock                                       346,380         346,380
     Additional paid-in capital                       6,806,216       6,806,216
     Discount on preferred stock                       (315,000)       (315,000)
     Retained earnings                                2,879,326       1,244,300
     Less:  Treasury stock at cost                     (654,851)       (654,851)
                                                   ------------    ------------

          Total stockholders' equity                  9,415,128       7,780,102
                                                   ------------    ------------

                                                   $ 26,838,078    $ 17,147,707
                                                   ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,

                                                     1998             1997
                                                 ------------      -------------
Net sales                                        $ 45,278,978      $ 20,939,200
Cost of sales                                      42,210,327        18,446,752
                                                 ------------      ------------
Gross profit                                        3,068,651         2,492,448
                                                 ------------      ------------
Operating expenses
     Selling and administrative                     1,703,328         1,922,087
     Amortization of goodwill                          60,000            47,261
                                                 ------------      ------------
          Total operating expenses                  1,763,328         1,969,348
                                                 ------------      ------------
Income from operations                              1,305,323           523,100
                                                 ------------      ------------
Other income (expense)
     Miscellaneous income                                  --           (12,074)
     Interest income                                  (43,700)           15,212
     Interest expense                                   7,200           (30,148)
                                                 ------------      ------------
          Total other (expense) income                (36,500)          (27,010)
                                                 ------------      ------------
Income (loss) before provision
   for income taxes                                 1,341,823           496,090
Provision for income taxes                            644,075           198,436
                                                 ------------      ------------
Net income (loss)                                $    697,748      $    297,654
                                                 ============      ============
Basic and diluted earnings per share             $       0.12      $       0.06
                                                 ============      ============
 Weighted average number of shares                  5,874,757         4,883,640
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31,

                                                     1998            1997
                                                -------------    -------------


Net sales                                       $ 114,490,400    $  72,362,075
Cost of sales                                     105,864,629       65,207,295
                                                -------------    -------------
Gross profit                                        8,625,771        7,154,780
                                                -------------    -------------
Operating expenses
     Selling and administrative                     5,481,547        5,236,471
     Amortization of goodwill                         170,000          141,783
                                                -------------    -------------
          Total operating expenses                  5,651,547        5,378,254
                                                -------------    -------------
Income from operations                              2,974,224        1,776,526
                                                -------------    -------------
Other income (expense)
     Miscellaneous income                              70,000           52,685
     Interest income                                  120,922           59,057
     Interest expense                                 (20,865)        (118,133)
                                                -------------    -------------
          Total other (expense) income                170,057           (6,391)
                                                -------------    -------------
Income (loss) before provision
   for income taxes                                 3,144,281        1,770,135
Provision for income taxes                          1,509,255          708,054
                                                -------------    -------------
Net income (loss)                               $   1,635,026    $   1,062,081
                                                =============    =============
Basic and diluted earnings per share            $        0.28    $        0.22
                                                =============    =============
Weighted average number of shares                   5,906,330        4,883,640
                                                =============    =============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31,

                                                      1998             1997
                                                   -------------   -------------
Net cash provided by (used in)
   operating activities                            ($ 6,655,094)   $  2,126,675
Cash flows from investing activities:
   Purchase of Treasury Stock                                --        (654,851)
   Purchase and Retirement of
      Preferred Stock                                        --      (1,250,000)
   Purchase of property and equipment                  (168,156)        (63,446)
                                                   ------------    ------------
Net cash (used in) provided by
   investing activities                                (168,156)     (1,968,297)
                                                   ------------    ------------
Cash flows from financing activities:
   Notes receivable - officer                                --          (6,124)
   Notes payable related parties                             --        (228,322)
   Short term borrowings                             11,243,678         184,574
                                                   ------------    ------------
Net cash (used in) provided by financing
   activities                                        11,243,678         (49,872)
                                                   ------------    ------------
Net increase (decrease) in cash                       4,420,428         108,506
Cash and cash equivalents - Beginning of period       2,013,549       1,667,031
                                                   ------------    ------------
Cash and cash equivalents - End of period          $  6,433,977    $  1,775,537
                                                   ============    ============

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1998


                                           Common           Value        Series        Value         Additional      Discount on
                                           Shares          Common       Preferred    Preferred        Paid-In         Preferred
                                           Issued           Stock         Issued       Stock          Capital           Stock
                                           -------         --------      --------     --------        --------       -----------

Balance at June 30, 1997                 5,965,652         $346,380       380,579     $353,057      $6,806,216        ($315,000)

Net Income for the Nine Months Ended
  March 31, 1998                                --               --            --           --              --              --

Balance at March 31, 1998                5,965,652         $346,380       380,579     $353,057      $6,806,216        ($315,000)
                                         =========         ========      ========    =========      ==========       ==========


                                            Retained                Treasury Stock                Total
                                            Earnings            ------------------------      Stockholders'
                                            (Deficit)           Shares            Amount         Equity
                                            ---------           ------            ------         ------

 Balance at June 30, 1997                   $1,244,300         (144,600)        ($654,851)      $7,780,102

 Net Income for the Nine Months Ended
   March 31, 1998                            1,635,026                                           1,635,026

 Balance at March 31, 1998                  $2,879,326         (144,600)        ($654,851)      $9,415,128
                                            ===========        =========        ==========      ==========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        NINE MONTHS ENDED MARCH 31, 1998
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

2. Equity Securities

   Capital Stock

      The Company's capital stock consists of the following:

                                                         Shares
                                                         Issued
                                             Shares       and
December 31, 1997                         Authorized  Outstanding      Amount
-----------------                         ----------  -----------      ------
Preferred Stocks:(1)
     Series A cumulative convertible         29,233      29,231       $  2,912
     Series B convertible                    12,704       1,458            145
     Series C convertible                   350,000     350,000        350,000
                                                        -------       --------
         Total preferred                                380,579       $353,057
                                                        =======       ========
Common Stock                            70,000,000     5,821,052      $346,380

(1) As discussed below in "Split of Common Stock", the conversion ratios of the preferred stock has been adjusted as follows: Series A - One (1) share equals one-fifth (1/5) share of common; Series B - One (1) share equals one-fifth (1/5) share of common; Series C - Ten (10) shares equal one-fifth (1/5) share of common.

Stock Option Plan and Common Stock Purchase Warrants

In August 1997, the Company awarded 140,000 common stock purchase options to employees under the 1997 Stock Option Plan at an exercise price of $3.125 per share (the market price on the date of grant). In March 1998, the Company's compensation committee awarded 560,000 common stock purchase options at $5.00. In December 1996, the Company issued 140,000 common stock purchase options at an exercise price of $3.75 per share. Total outstanding common stock purchase options at March 31, 1998 were 840,000.

During August 1997, the Company entered into non-exclusive Investment Banking agreements with Auerback, Pollack & Richardson, Inc. and M.H. Meyerson & Co., Inc. In connection with these agreements, the Company agreed to issue 240,000 common stock purchase warrants at exercise prices of $3.75 to $7.50 per share. In March 1998, the Company issued 250,000 common stock purchase warrants at exercise prices of $4.00 to $5.00 for investor relations services. In February 1998, the Company entered into a non-exclusive investment banking agreement with First Colonial Securities Group, Inc. and agreed to issue 125,000 common stock purchase warrants at exercise prices of $4.25 to $5.25 per share.

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

3. Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Shares outstanding and earnings per share for the three and nine months ended March 31, 1997 have been adjusted for the stock split.

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

6. Event Subsequent to Balance Sheet Date

On April 9, 1998, the Company acquired ninety percent of the outstanding stock of Logix Solutions, Inc. ("Logix") in exchange for 252,000 shares of ATEC Group, Inc. common stock and options to purchase 756,000 shares at $4.74 per share expiring September 8, 1999, 2,520,000 shares at $7.50 per share expiring September 8, 1999 and 2,520,000 shares at $10.00 per share exercisable commencing on March 31, 1999 through December 31, 2000. In addition, the Logix shareholders were granted options to purchase 471,698 shares of common stock at $4.24 per share expiring on April 23, 1998. On April 23, 1998, 327,520 shares of common stock were issued in consideration of cash payment of $1,388,685.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ATEC Group, Inc. and Subsidiaries

Background

      ATEC Group, Inc. ("the Company") is engaged in the sale of computer hardware and software products to businesses, professionals, government agencies and educational institutions. In April 1998, the Company acquired a 90% interest in Logix, a year 2000 solution provider. The Company provides its customers with a wide range of services, including designing, integration and installing computer systems, local area networks, high volume data satellite communications, video conferencing, year 2000 and Internet ready solutions.

Results of Operations

March 31, 1998 compared to March 31, 1997

The Company's revenues for the third quarter ended March 31, 1998 increased to $45.3 million from $20.9 million for the prior year, an increase of approximately 116%. This increase is primarily attributable to internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $3.1 million for March 31, 1998 from $2.5 million for the comparable 1997 quarter, a 23% increase due to the increased revenues. Gross margins as a percentage of revenues for the nine months were 6.8% as compared to 11.9% for the prior year. The decline is the result of higher wholesale revenues. The Company's goal is to increase these margins as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, training and year 2000 code remediations.

March 31, 1998 operating expenses exclusive of amortization of intangible assets decreased to $1.7 million as compared to $1.9 million for the prior year. The decrease resulted from general cost controls.

The provision for income taxes was $644,075 for the 1998 quarter as compared to $198,436 for 1997 period.

As a result of the above, the Company's net income increased to $697,748 for the three months ended March 31, 1998 compared to $297,654 for the 1997 quarter. For the March 31, 1998 quarter, basic and diluted net income per share was $.12 compared to $.06 in the prior year. Average shares outstanding were 5,874,757 for 1998 and 4,883,640 for 1997.

Revenues for nine months ended March 31, 1998 increased to $114.5 million from $72.4 million for the prior year, an increase of approximately 58%. This increase is primarily attributed to internal growth. Gross margins increased to $8.6 million as compared to $7.2 million for the comparable period of the prior year. Gross margins as a percentage of revenues for the nine months were 7.5% as compared to 9.9% for the prior year. The decline in gross margins is the result of higher wholesale revenues. Operating expenses increased slightly to $5.4 million as compared to $5.2 million for the prior year. The provision for income taxes was $1,509,255 for 1998 as compared to $708,054 for the prior year.

As a result of the above, the Company's net income increased to $1,635,026 for the nine months ended March 31, 1998 as compared to $1,062,081 for the prior year. Basic and diluted net income per share was $.28 compared to $.22 in the prior year. Average shares outstanding were 5,906,330 for 1998 and 4,883,640 for 1997.

Liquidity and Capital Resources

The Company's cash position was $6,433,977 at March 31, 1998, an increase of $4,420,428 compared to June 30, 1997. The Company's working capital at March 31, 1998 was $5,511,611 as compared to a working capital of $3,753,145 at June 30, 1997. The increase in working capital primarily resulted from increased profits. Net cash used by operating activities was $6,655,094. Cash used for investing activities totaled $168,156 for the purchase of property and equipment.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service (DFS) has granted a credit line in the amount of $22 million. At March 31, 1998, indebtedness of the Company to Deutsche Financial was $13.1 million, an increase of $11.2 million compared to June 30, 1997. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

                        ATEC Group, Inc. and Subsidiaries
                                Other Information
                                 March 31, 1998

PART II

Item 5.  Other Information

In February 1998, Balwinder Singh Bathla's term as President of the Company expired. On such expiration, Surinder Rametra, Chairman and Chief Executive Officer assumed the additional role as President.

Item 6.  Exhibits and Reports on form 8-k

 a) Exhibits - none

 b) Reports on Form 8-K:

      The following reports on Form 8K were filed by the Company during the quarter ended March 31, 1998:

           NONE

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ATEC GROUP, INC.
                                        (REGISTRANT)

Dated: May 7, 1998                      By: s/Ashok Rametra
                                           -------------------------------------
                                             Ashok Rametra, in the capacity
                                             of Chief Financial Officer