Form 10-K405
period 1998-06-30
ATEC GROUP INC
filed 1998-09-28
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

                              --------------------

                                 CURRENT REPORT

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

                         Commission File Number 0-22710

                                ATEC GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   13-3673965
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS. Employer
 corporation or organization)                  Identification Number)


90 Adams Avenue, Hauppauge, New York                   11788
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

                                 YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 YES |X| NO |_|

      On September 23, 1998, the aggregate market value of the voting common equity of ATEC Group, Inc., held by non-affiliates of the Registrant was $20,598,109 * based on the closing price of $4.25 for such common stock on said date as reported by the National Association of Securities Dealers Small Cap Market System. On such date, there were 6,764,460 shares of common stock of the Registrant outstanding.

* Excludes 1,899,846 shares of common stock beneficially owned by Surinder Rametra, Ashok Rametra, George Eagan and David Reback, the officers and directors of the Company.

ITEM 1. BUSINESS

GENERAL

      ATEC Group, Inc. ("the Company" or "ATEC"), is a leading system integrator and provider of a full line of computer and information technology products and services to business, professionals, government agencies and educational institutions. The Company has experienced rapid growth over the past few years on core competencies including system design, high speed data transmission, local and/or wide area network ("LAN/WAN)", video conferencing, telecommunications, and Internet/Intranet technology.

      ATEC provides end to end solutions acting as the single source for procurement, custom configuration, delivery, and installation. Further, ATEC provides integration services that effect after sales support, LAN/WAN design and selective outsourcing as well as many other services providing solutions in mission critical environments. The Company's objective is to help its clients effectively manage their Information Technology ("IT") environments by providing solutions that reduce the total cost of ownership.

      In an effort to create a unique identity and distinguish the Company from most other resellers in the industry, the Company has committed its resources to assisting its clients in the implementation of the latest changing technology as it occurs. This allows ATEC to achieve greater client satisfaction and continued growth, in spite of aggressive competition.

      During October 1997, ATEC created the ATEC Digital Arts division to provide a wide range of solutions and services in high-end graphics for the entertainment, publishing, advertising, animation, multimedia and internet markets, as well as communications and graphics departments in Fortune 1000/2000 companies. Creation of the graphic arts division enhances the existing system integration capabilities by providing solutions to new applications such as pre-press and publishing, videos and non-linear editing, animation, special effects, internet and premier web designs.

      On April 7, 1998, ATEC acquired LOGIX Solutions, Inc. ("LOGIX"), a Colorado based company involved with different facets of Year 2000 such as assessment, planning, conversion, testing, implementation, and contingency preparedness. LOGIX has a core team of business management and technical personal with in-depth experience to evaluate the best products and services available in the market place to ensure that the Company's clients receive the most effective solutions for their intellectual property needs. Further, management believes that Year 2000 involvement will establish ATEC in the software arena to develop new software and modify existing software or convert legacy software to workstations and server levels.

INDUSTRY

      Complex computer information processing systems, the foundation on which business and organizations now function, are continuously being redesigned, modified and upgraded as new computer and telecommunications technologies are introduced. Until the mid-1980's, either mid- range or mainframe computer systems were used to manage an organization's mission-critical, transaction-oriented commerce and business functions, such as banking, credit transactions, retail point-of-sale transactions and airline reservations. Networks supported access to these functions, either within a single site or from numerous geographically dispersed sites.

      In the late 1980's, a new architecture for information processing called "client/server" computing emerged, fueled by the growing intelligence in desktop computers, expanding capabilities of software applications and growing capabilities of networks. A client/server system typically consists of multiple intelligent desktop client computers linked with high performance server computers by a LAN/WAN and is characterized by the flexibility and mobility of both application and user. In order to take advantage of their established operational staff and physical plant, many corporations are seeking to reconfigure their existing mainframe/mid-range computers (sometimes referred to as "legacy systems) to operate in parallel with client/server networks.

      The Company believes that these two information system models - legacy systems and client/server systems - will continue to coexist, each with advantages for certain applications. Thus, organizations are faced with complex decisions concerning the current and future configurations of their information systems, based upon factors such as the re-engineering of aspects of legacy systems to function more efficiently with related client/server systems. The markets for information technology products and services are expected to continue to experience significant growth over the next few years. The Company believes that the leading factors driving the growth in the markets are the continued transition to distributed computing technologies, such as client/server, increased networking of personal computers into LAN/WAN, increased use of the Internet and growing use of intranets in corporate environments.

BUSINESS STRATEGY

      The Company's strategic focus is to pursue growth in its core business. To fuel expansion as well as earnings, additional products and services are developed internally or through the acquisition of companies. ATEC acquires a company when it finds an organization with complimentary synergy providing additional value added services to meet the growing requirements of our clients. As a result, the Company continually evaluates potential acquisition opportunities, some of which, may be material in size and scope. The Company focuses on expense control, including the improvement of the company's internal processes and procedures, effective asset management, and the addition and expansion of higher margin services and products.

      The Company seeks to maintain a low over-head structure through the combination of many of its management and operating functions. Further, the Company pursues revenue growth in its core business of providing information technology products and services while continually training its staff to deliver the latest technology and services to its clients, thereby achieving higher margins.

      Additionally, as part of its growth strategy, the Company pursues strategic alliances with companies that market products and services that either complement or expand its existing business.

MARKETING

      The Company's marketing strategy is to educate business clients as to the Company's ability to provide a "single source, end to end solution" for all computer related products and services. The Company also benefits from the "word of mouth" promotion of satisfied customers.

      The Company believes business technology buying has matured and corporate customers have become more knowledgeable about integrating new technologies and how to get the most for their business out of the new technologies. The Company's objective is to continue to be an industry leader by providing corporate America with a full range of technology products and services that effectively reduce information services management's total cost.

PRODUCTS

Computer Hardware and Software

      The Company markets a broad selection of products with a focus on the microcomputer, client/servers and peripherals manufactured by major vendors. The Company's subsidiaries are authorized sales and service dealers for major manufacturers, including, but not limited to, Compaq, Gateway, Hewlett-Packard, Apple, Novell, Informix, 3 Com, Toshiba, Oracle, Sybase, GM Hughes, and numerous others. The sales of products of three major manufacturers (IBM, Compaq, and Hewlett-Packard) generated over 50% of the Company's revenues for the year ended June 30, 1998. The Company's agreement with these vendors generally are renewed periodically and permit termination by manufacturers without cause, generally upon 30 to 90 day's notice. The Company believes that these provisions are standard in the computer reseller industry and any such change in the future would not adversely affect the company.

      The Company evaluates its product assortment based on technological advances, availability, and marketability of the products. The Company continually seeks to expand its product offering in response to its market conditions. Service and support offered by the Company are with emphasis on achieving higher profit margin, insuring good quality, and service to its clients. The Company has excellent vendor/dealer relationships with distributors such as, Synnex (formerly ComputerLand), Micro Age, Merisel, Techdata, Ingram, and many more. These relationships enable the Company to source its products from multi-distribution channels. The Company purchased approximately 38% of its products from Synnex during the year ended June 1998. The company did not experience any material differential in obtaining products from its vendors during its prior year. The Company believes that other suppliers would be able to adequately service the Company's needs in the event that an existing vendor/dealer agreement were terminated. The industry has recently experienced product shortages as a result of manufacturers' decision to reduce inventory quantities.

SERVICES AND SOLUTIONS

Digital Arts Division

      ATEC Digital Arts delivers complete solutions from sales, installation and custom integration into customer environments, to ongoing support and consultation including a full range of client training programs in graphics using Silicon Graphics/Unix, Macintosh, and Windows NT. In addition, ATEC Digital Arts provides high-end server and networking solutions, with full cross-platform networking and interoperability capabilities. Digital Arts has grown rapidly since its inception and has already won awards for sales in animation and computer graphics including the "TOP 3D SALES" award in July 1998 from Softimage for the Eastern USA.

      Digital Arts is an authorized value-added reseller for a wide range of workstations, servers, networking equipment, animation, digital video, and electronic publishing solutions including Silicon Graphics, Compaq, Intergraph, Apple, Bay Networks, Cisco, Avid Softimage, Kinetix-Discreet Logic, Media 100, Accom, DPS, Adobe Premium VAR, Xinet, Canto and more. Creation of this graphic arts and high-end server division enhances the existing system integration capabilities of the Company by expanding its scope into new media, pre-press and electronic publishing, video non-linear editing, animation and special effects, internet, web design, as well into complete unix and NT server and complex 100 BaseT, GigaBit ethernet, and FDDI networking and cross-platform installations.

Year 2000 Solution

      Many computer applications that have been developed by corporations during the past decades will experience failures or glitches associated with the Year 2000 issue. This problem will be unlike any that organizations have experienced since the dawn of the computer age. The problem is real and huge. Unless systems are fixed or replaced by December 31, 1999, this problem could cause the equivalent of a giant computer meltdown. Peter de Jagar, a Year 2000 industry analyst, describes it as "...the largest management challenge most systems people will face in their lifetime..." Estimates to cure the Year 2000 problem run as high as $600 billion. Every business which relies on information systems is potentially at risk. The basis of the Year 2000 problem is that most computer systems use a two-digit field in entering the date year. When "00" is entered for the year 2000, many of these systems will fail to recognize the data and stop working or recognize the year as 1900. The issue is critical to businesses. There is not enough time and there are not enough resources for every business and government agency to achieve compliance by December 31, 1999. Companies that start their date change projects now have a better chance of minimizing exposure in the new millennium.

      The Company acquired LOGIX, a Colorado based Year 2000 solution provider, to help client's address the complexity of the Year 2000 problem. The Company offers Year 2000 business solutions to its clients through an array of tools and procedures that are broad in scope but flexible enough to fit an organization's individual needs. The Company provides breadth and depth of services that support long-term success in the following project areas:

            o     Assessment
            o     Planning
            o     Conversion
            o     Testing
            o     Implementation

      Year 2000 issues do not stop with computer systems; most of today's office equipment, building systems, elevators, heating, air conditioning, security systems, medical equipment, etc., rely on data chips. Any equipment with an embedded microchip using software logic sets in the read-only memory of a hardware device may fail to compare, calculate, or sequence date data. The Company recognizes that addressing the Year 2000 embedded chip issue requires PLC (Programmable Logic Chips) expertise, project management expertise, Year 2000 expertise, and strategic alliances. The Company is ready to address Year 2000 embedded chip issues such as assessment, inventory, analysis, and implementation.

      The Company is equipped to deliver high quality Year 2000 business solutions, services, and resources including conversion, methodologies, remediation factory operations, review of previously remediated code, project management, training, testing, consultation, and process reviews. Among languages the Company supports are Cobol, PLI, RPG, Focus, and Natural. LOGIX will continue to evaluate solutions for additional languages.

Telecommunication Products and Services

      ATEC signed a co-marketing agreement with Switch Now, a New York company ("Switch Now") to deliver a diversity of telecommunications services through innovative, low cost "CT2" switching platforms capable of managing voice, fax, Internet, messaging, and other forms of communications traffic. The Company will target small and medium size businesses, the departments of large corporations, and carriers who desire to extend their services to the premises of new customers. The Company's unique approach that combines systems integration with a carrier business will enable ATEC to reach a diverse base of clients desiring to achieve telecom and data communications.

      The CT2 platform enables the user to readily reconfigure the platform's operation to a variety of applications, that facilitates the insertion of new calling features and services with a minimum of programming effort or additional hardware. CT2 platforms will be deployed at the site of ATEC clients and at Switch Now switching centers.

Support Services

      ATEC's support services include a wide range of services designed for its clients, corporate planners and management needing a single source for consulting and technical support issues, such as local and wide area networks, gateways, bridges, system conversion planning, hardware and software specifications, database/database server development and implementation, video conferencing and high speed data transmission.

      ATEC provides professional network company administrators who determine managerial requirements and then perform executive functions on a regularly scheduled basis. Since the Company's technicians provide expertise in a variety of network administration technologies, ATEC serves as a single, neutral source of support services, significantly reducing network administration costs while ensuring that systems remain updated with the latest available application software.

Outsourcing Services

      Outsourcing is defined as the use of an outside service provider to extend or replace an in-house department. The outsourcing of computer services is a rapidly growing trend which has allowed the Company to provide those types of services to our client base. The Company believes that it is generally more cost-effective and more efficient for its client's to purchase outsourcing services from the Company than for them to provide equivalent services by hiring their own service and support personnel.

Product Maintenance

      The Company offers its clients complete on-site and off-site product maintenance and repair services. These services generally provide for the Company to maintain microcomputer equipment at the client's location during regular business hours. Most maintenance contracts are renewable annually. In addition, our service department fulfills warranty requirements and offers extended maintenance and repair agreements after the expiration of manufacturer warranties.

COMPETITION

      The microcomputer market is very competitive. The Company competes directly with a variety of local and national distributors, super stores, retailers, mail order houses and other entities that offer computer products and services. The Company seeks to compete with its competitors based upon the Company's commitment to provide a single source "end-to-end" solution to its clients' data processing needs in a cost effective manner. While the Company attempts to competitively price hardware and software items, the Company does not focus on pricing as its primary competitive strength. Before price, management believes that the Company's principal strength is its ability to offer clients complete and cost efficient solutions to their individualized computer needs.

      The systems integration and computer installation industries are both highly competitive and include participants from a variety of market segments. The competition in systems integration services includes mid-level and regional systems integrators. The Company believes it competes favorably with these systems integrators in the areas of responsiveness, regional and national vendor contacts and dedication to achieving certification standards to provide its clients with a higher quality of customer service.

      The Company believes that its ability to compete depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and motivate a large number of personnel and the development by others of services that are competitive with ATEC's applications and services, and the price at which others offer comparable service. Many participants in the computer reseller, software development and systems integration businesses have significantly greater financial, technical and marketing resources than does the Company.

BACKLOG

      The Company does not have a significant backlog as it normally delivers and installs the computer products purchased by its clients within a short time of the date of order.

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

EMPLOYEES

      As of the date of this Annual Report, the Company had an aggregate of approximately 110 employees, including its 7 administrators, 25 staff persons, 6 managers, 42 full-time sales persons, 23 technical and 7 warehouse personnel. The Company has no collective bargaining agreements and believes the relations with its employees are good.

ITEM 2. PROPERTIES

      The Company's headquarters and executive offices are located at 90 Adams Ave., Hauppauge, New York. This location occupies approximately 6,000 square feet leased pursuant to a lease expiring in 2000 providing for annual rental payments of approximately $44,000 plus certain expenses. ATEC maintains a retail location and warehouse facility in Albany, New York, consisting of approximately 8,050 square feet. The Albany facility lease expires on June 30, 2003 and requires annual rental payments of 108,192, plus all expenses and taxes attributable to the operation of the premises. The Albany facility is leased from a company controlled by Surinder and Ashok Rametra, officers and directors of the Company. The Company's New York City operations are located at 143 West 29th Street, New York, New York. This location occupies 4,000 square feet, is leased on a month to month basis and requires annual rental payments of $39,000, plus certain expenses. Due to limited space, additional space was leased at 143 West 29th Street, New York, New York. This location occupies 4,000 square feet and required annual payments of $36,000 per year plus other expenses under a lease expiring in 2002. Another facility is located in Pinebrook, New Jersey. This location occupies 5,328 square feet and requires annual payments of approximately $41,026 per year plus other expenses under a lease expiring in 2002. The Company's LOGIX subsidiary has leased a facility which occupies 8,000 square feet at an annual rental of approximately $92,000 expiring in 1999.

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

      In 1990, a competitor of the Company commenced an action against it and one of its advertising agents. This action was dismissed during the year ended June 30, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the last quarter of 1998, the Company did not submit any matter to the vote of its shareholders.

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

                                  COMMON STOCK
                                                            High          Low
                                                            ----          ---
1996
        Quarter ended 9/30..................................3 3/4        3 19/32
        Quarter ended 12/31.................................4 11/16      4 3/8

1997
        Quarter ended 3/31..................................3 9/32       3 1/8
        Quarter ended 6/30..................................3 9/32       2 31/32
        Quarter  ended  9/30................................8 19/32      7 11/32
        Quarter ended 12/31.................................3 1/2        3 1/4

1998
        Quarter ended 3/31..................................6 1/2        5 5/8
        Quarter ended 6/30..................................7 5/8        6 15/16

                                    WARRANTS

                                                            High          Low
                                                            ----          ---
1996
        Quarter ended 9/30..................................15/32        5/16
        Quarter ended 12/31.................................1 9/16       1 1/4

1997
        Quarter ended 3/31..................................15/16        5/16
        Quarter ended 6/30..................................15/16        5/16
        Quarter  ended  9/30................................1 9/16       1 9/16
        Quarter ended 12/31.................................1/8          3/32

1998
        Quarter ended 3/31..................................7/16         11/32
        Quarter ended 6/30..................................1            19/32

      On September 23, 1998, the closing prices of the Company's common stock and warrants was $4.25 and $.25 respectively.

      On September 23, 1998, there were approximately 264 holders of record of the Company's Common Stock; 16 holders of record of the Series A Preferred Shares; 3 holders of record of the Units and 34 holders of record of the Warrants. The number of record holders do not include holders whose securities are held in street name.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data as and for each of the five years in the period ended June 30, 1998 have been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis."

Operating Data                            1998*             1997*                1996*             1995*              1994*
--------------                            -----             -----                -----             -----              -----
Net Sales                             $ 187,150,614     $ 100,841,362        $  81,812,045     $  47,565,542      $  43,474,764

Income (Loss) from
continuing operations                 $   2,740,066     $   1,667,898        $     838,346     $  (2,251,354)     $    (226,079)
Income (Loss) per common share:
Basic                                 $         .45     $         .28        $         .16     $       (1.25)     $        (.20)
Diluted                               $         .43     $         .28        $         .16     $       (1.25)     $         N/A

Balance Sheet Data

Total Assets                          $  26,634,164     $  17,147,707        $  13,322,133     $  11,724,938      $   7,728,352
Long-term obligations                            --                --        $     228,322     $     918,291      $   1,580,255
Cash dividends per
common share                                    Nil               Nil                  Nil               Nil                Nil

* Results have been restated to include the June 1996 acquisition of Innovative Business Micros, Inc. Shares outstanding and earning per share for 1996 have been restated to reflect the increase in shares issued upon the conversion of preferred stock due to market price changes. All earnings per share reflect the Company's five for one reverse stock split in November 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

      ATEC is a leading system integrator and provider of a full line of IT service products. As a single source "end-to-end" solution provider for the computer needs of businesses, professionals, government agencies and educational institutions, ATEC enters the new millennium with a technological arsenal that includes Year 2000 remediation, multimedia products, video conferencing, system integration, networking, high speed data transmission, Internet, and Intranet ready solutions. In addition, the Company has positioned itself for growth in telecommunications, outsourcing of IT professionals, and offshore software development to provide its clients' technological needs in a cost effective manner.

RESULTS OF OPERATIONS

Fiscal 1998 compared to Fiscal 1997

      The Company's revenues for the 1998 fiscal year ("Fiscal 1998) increased to $187.2 million from $100.8 million for the prior year, an increase of approximately 86%. This increase is primarily attributable to internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross profit for the Fiscal 1998 increased to $13.7 million from $9.8 million for 1997, a 40% increase due to the increased revenues. Gross margin for the Fiscal 1998 was 7.3% as compared to 9.7% for the prior year. These margins are expected to increase as the Company attempts to increase its market share n more profitable sectors of the business such as integration, hardware service/maintenance, telecommunications Year 2000 consulting and services, networking and training.

      Fiscal 1998 operating expenses exclusive of amortization of intangible assets increased to $8.6 million as compared to $6.9 million for the prior year. The 25% increase in operating expenses are related primarily to additional selling expenses and research and development expenses.

      Amortization of intangible assets increased to $308,000 for the year from $224,000 in the comparable 1997 period. Other income decreased to $148,000 from $282,000 primarily as a result of $153,000 reduction in the sales tax obligation of the Company's predecessor in 1997. The Company also earned an additional $78,000 of interest income and incurred $32,000 less interest expense in 1998 due to management's continued judicious use of working capital.

      The provision for income taxes for 1998 was $2,145,000 as compared to $1,299,0000 for 1997.

      As a result of the above, the Company's net income increased to $2,740,000 for 1998 from $1,668,000 in 1997. For 1998, net income per share was $.43 compared to $.28 in the prior year, an increase of 54%. Basic and diluted average shares outstanding were 6,079,045 and 6,338,151 respectively, for 1998.

      Fiscal 1997 compared to Fiscal 1996

      The Company's revenues for the 1997 fiscal year increased to $100.8 million from $81.8 million for the prior year, an increase of approximately 23%. This increase is primarily attributable to internal growth. Revenues were generated by the Company's sales of computer hardware and software, and related support services. Gross profit for the year increased to $9.8 million for 1997 from $7.5 million for 1996, a 31% increase due to the increased revenues. Gross margin for the year was 9.7% as compared to 9.1% for the prior year.

      1997 operating expenses exclusive of amortization of intangible assets increased to $6.9 million as compared to $6 million for the prior year. The 15% increase in operating expenses are related primarily to additional selling expenses and research and development expenses in 1997.

      Amortization of intangible assets increased to $224,000 for the year from $168,000 in the comparable 1995 period. Other income increased $345,000 to $282,000 primarily as a result of $153,000 reduction in the sales tax obligation of the Company's predecessor. The Company also earned an additional $41,000 of interest income and incurred $39,000 less interest expenses in 1997 due to management's judicious use of working capital.

      The provision for income taxes for 1997 was $1,299,000 as compared to $415,000 for 1996.

      As a result of the above, the Company's net income increased to $1,668,000 for 1997 from $838,000 in 1996. For 1997, net income per share was $.28 compared to $.16 in the prior year. Basic and diluted average shares outstanding were 5,947,109 and 5,960,247, respectively for 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash position was $1,785,000 at June 30, 1998, a decrease of $229,000 as compared to June 30, 1997. The Company's working capital at June 30, 1998 was $8,314,000 as compared to a working capital of $3,753,000 at June 30, 1997. The changes in cash and working capital resulted primarily from operations and the sale of common stock for $1,682,000.

      Cash used for investing activities totaled $293,000 primarily for the purchase property and equipment.

      To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $15,000,000. At June 30, 1998, indebtedness of the Company to Deutsche Financial was $6,999,000, or an increase of $5,168,000 compared at June 30, 1997. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

YEAR 2000 COMPLIANCE

      The Company recognizes the need to ensure its operation will not be adversely affected by Year 2000 software failure. The Company is communicating with suppliers, customers and others with which it does business to coordinate Year 2000 conversion. The cost of achieving compliance is estimated to be a minor increase over the cost of normal software upgrades and replacements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

                                     PART II

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

      Directors and Officers

      The following table sets forth the names and ages of all current directors and officers of the Company and the position in the Company held by them:

               Name                         Age       Position
               ----                         ---       --------

               Surinder Rametra             58        Chairman of the Board and
                                                      Chief Executive Officer

               Ashok Rametra                44        Treasurer, Chief Financial
                                                      Officer and Director

               Balwinder Singh Bathla       42        Director

               George Eagan                 41        Director

               David Reback                 56        Director

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

      Ashok Rametra was appointed Treasurer, Chief Financial Officer and Director of the Company in June 1994. From June 1994 to March 1995 Mr. Rametra also served as the Company's president. Prior to 1994 Mr. Rametra was the president of a subsidiary of the Company. Mr. Rametra received a Bachelor of Science Degree from St. Johns University in accounting in 1980.

      Balwinder Singh Bathla was appointed as the President and a Director of the Company in March, 1995. Prior to 1995, Mr. Bathla was the principal operating officer of a subsidiary of the Company. Mr. Bathla received a Masters Degree in Statistics from Punjab University, Chandigar, India in 1979. On August 24, 1998, Mr. Bathla resigned as an officer and director of the Company.

      George Eagan was appointed as a Director in November 1997. Mr. Eagan serves as president of Waterford Capital. Mr. Eagan has been in the financial industry for the past twenty years working with both private and public companies in the capacity of a financial advisor. Mr. Eagan graduated with a Bachelor of Science in Business Administration/Management from Alfred University, and an MBA in Finance from McGill University.

      David C. Reback was appointed as a Director in November 1997. Since 1969, Mr. Reback is a partner with Reback & Potash, LLP, a law firm specializing in litigation, appellate matters and real estate. Mr. Reback received a B.A. from Syracuse University, and in 1965 he received a law degree from Syracuse University College of Law.

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Registrant during its most recent fiscal year, the Company believes that there were no
Section 16(a) reports filed untimely during the Company's year ended June 30, 1998 or June 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION

      The Company's Summary Compensation Table for the years ended June 30, 1998, 1997 and 1996 is provided herein. This table provides compensation information on behalf of the Company's existing officers and directors. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the Years ended June 30, 1998, 1997 and/or 1996. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.

                           SUMMARY COMPENSATION TABLE

                For the Years Ended June 30, 1998, 1997 and 1996
                       Annual Compensation Awards Payouts

                                    Year                                        Compen-      Options/       LTIP
Name               Position         Ended          Salary($)      Bonus($)      sation($)      SARs         Payouts
----               --------         -----          ---------      --------      ---------      ----         -------
Surinder Rametra     CEO           6/30/98        $170,020                      14,430(1)      NONE          NONE
                                   6/30/97        $160,680                      6,737(4)       NONE          NONE
                                   6/30/96        $156,000                      5,680(7)       NONE          NONE

Ashok Rametra        CFO           6/30/98        $170,000                      14,077(2)      NONE          NONE
                                   6/30/97        $150,020                      19,372(5)      NONE          NONE
                                   6/30/96        $150,020                      6,508(8)       NONE          NONE

Balwinder Singh      President
Bathla                             6/30/98        $170,000                      11,221(3)      NONE          NONE
                                   6/30/97        $158,216                      20,806(6)      100,000(10)   NONE
                                   6/30/96        $135,000                      51,723(9)      NONE          NONE

(1)   Major Medical $6,372, Leased Auto $8,058
(2)   Major Medical $4,380, Leased Auto $9,697
(3)   Major Medical $5,196, Leased Auto $6,025
(4)   Major Medical $6,737
(5)   Major Medical $4,727, Leased Auto $4,645, Interest Income 10,000
(6) Major Medical $4,776, Life Insurance $6,600, Rent Income $5,400, Interest Income $4,030
(7)   Major medical $5,680
(8)   Major medical $3,799, Leased Auto $2,710
(9)   Major medical $4,465, Leased Auto $9,000, Interest income $38,258
(10) In December 1996, the Company issued to Mr. Bathla options to purchase an aggregate of 100,000 shares of common stock exercisable at $3.75 per share through December 2006.

      Year End Option Table. The following table sets forth certain information regarding the stock options held as of June 30, 1998 by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                       Securities Underlying          Value of Unexercised
                                                       Unexercised Options at         In-the-Money-Options
                                                         Fiscal Year End(#)           at Fiscal Year End (4)
                    Shares Acquired     Value       ---------------------------   ---------------------------
Name                on exercise (#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                ---------------   -----------   -----------   -------------   -----------   -------------
Balwinder Singh
Bathla (1)                  0             0           124,000          0           $61,690           0
Surinder Rametra (2)        0             0           507,000          0           $5,233            0
Ashok Rametra (3)           0             0           10,000           0           $7,475            0

(1) Represents options to acquire: (i) 100,000 shares at $3.75 per share exercisable through December 19, 2006; and (ii) 24,000 shares at $3.44 per share exercisable through August 8, 2007.
(2) Represents options to acquire: (i) 500,000 shares at $5.00 per share exercisable through March 2008; and (ii) 7,000 shares at $3.44 per share exercisable through August 8, 2007.
(3) Represents options to acquire 10,000 shares at $3.44 per share exercisable through August 8, 2007.
(4) Computation based on $4.1875 which was the June 30, 1998 closing price for the Common Stock.

      Option Grant Table. The following table sets forth certain information regarding the stock options granted during the fiscal year ended June 30, 1998 by the Company to the individuals named in the above Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                    % of Total
                                    Options
                                    Granted to
                                    Employees in     Exercise Price   Expiration
Name                  Granted (#)   Fiscal Year      $ / Share        Date
----                  -----------   -----------      ---------        ----

Balwinder Singh
Bathla                24,000        Less than 1%     $3.44            2007
Surinder Rametra      500,000       7.7%             $5.00            2008
Surinder Rametra      7,000         Less than 1%     $3.44            2007
Ashok Rametra         10,000        Less than 1%     $3.44            2007

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of September 23, 1998 certain information with respect to the beneficial ownership of the Company's voting securities by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation table appearing herein, and (iv) all executive officers and directors of the Company as a group. The table also sets forth the respective general voting power of such persons taking into account the voting power of the Common Stock and the Preferred Stock combined.

Name and Address                         Amount and Nature
of Beneficial                            of Beneficial            Percentage of
Owner                                    Ownership of             Voting Stock
Outstanding                              Common Stock             Outstanding(1)
-----------                              ------------             --------------

Ashok Rametra(2)                         677,045                  9.5%
1762 Central Avenue
Albany, NY  12205

Surinder Rametra(3)                      1,212,801                15.9%
90 Adams Avenue
Hauppauge, NY 11788

George Eagan (4)                         5,000                    **
C/O 90 Adams Avenue
Hauppauge, NY  11788

David Reback (5)                         5,000                    **
C/O 90 Adams Avenue
Hauppauge, NY  11788

Balwinder Singh Bathla(6)                497,454                  6.9%
143 West 29th Street
New York, NY 10001

Rajnish Rametra (7)                      413,070                  5.8%
90 Adams Avenue
Hauppauge, NY 11788

All directors and (2)(3)(4)(5)           1,899,846                24.9%
executive/officers as a group
(4 persons)

----------------
**    Less than 1%

(1) Computed based upon a total of 6,764,460 shares of Common Stock, 12,213 shares of Series A Preferred Stock, 1,458 shares of Series B Preferred Stock and 330,731 shares of Series C Preferred Stock. Each share is Common Stock and Preferred Stock possess one vote per share. Accordingly, the foregoing represents an aggregate of 7,109,380 votes.
(2) The foregoing figure reflects the ownership of 279,949 shares of common stock by Mr. Rametra and 387,096 common shares owned by Mr. Rametra's spouse and children. The foregoing amount also assumes the exercise by Mr. Rametra of options to acquire 10,000 shares of the common stock. Mr. Rametra disclaims beneficial ownership of shares of the Company's securities owned by other members of the Rametra family.
(3) The foregoing figure reflects the ownership of 440,140 shares of common stock by Mr. Rametra and 265,661 shares by Mr. Rametra's spouse. In addition, the foregoing assumes the exercise by Mr. Rametra to acquire 507,000 shares of the Company's common stock. Mr. Rametra disclaims beneficial ownership of shares of the Company's securities owned by other members of the Rametra family including independent children.
(4) The foregoing figure reflects options for the purchase of 5,000 shares of common stock.
(5) The foregoing figure reflects options for the purchase of 5,000 shares of common stock.
(6) The foregoing figures reflect the ownership of 272,744 shares of common stock by Mr. Bathla, 60,000 shares held by American Century Mortgage of which Mr. Bathla is the sole shareholder and 40,710 shares held by Charanjit Sidhu, a relative. The foregoing figure also assumes the exercise by Mr. Bathla of options to acquire 124,000 shares of the Company's common stock. Mr. Bathla disclaims beneficial ownership of shares of the Company owned by other members of his family. Mr. Bathla resigned as an officer and director of the Company in August 1998.
(7) The foregoing figures reflect the ownership by Mr. Rametra of 203,620 shares and an aggregate of 185,450 shares by his spouse and children. The figure also assumes the exercise by Mr. Rametra of 24,000 stock options. Mr. Rametra disclaims beneficial ownership of shares of the Company owned by other members of the Rametra family.

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

                                      LOANS

                          06/30/98      06/30/97     06/30/96      Interest     Maturity
Lender                    Amount        Amount       Amount        Rate         Date
------                    ------        ------       ------        ----         ----
Balwinder Singh Bathla    $2,967        $2,967       $228,322      10%          06/30/98
Rajnish Rametra           $  -.-        $  -.-       $500,000      10%          06/30/98
Ashok Rametra             $  -.-        $  -.-       $150,000      10%          06/30/98

      During the year ended June 30, 1998, Balwinder Singh Bathla advanced the Company $2,967. The advance bears interest at the rate of 10% per annum.

      MCS's office located in Albany, New York is leased pursuant to a lease expiring in June 2003. The lease requires annual rental payments of approximately $108,192 plus all expenses and taxes attributable to the operation of the premises. This facility is leased from 1762 Central Avenue Realty Associates (a partnership) controlled Surinder Rametra and Ashok Rametra, Officers and Directors of the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATEC GROUP, INC.


                                   By: s\ Surinder Rametra
                                       -----------------------------------------
                                       Surinder Rametra, Chief Executive Officer

Dated: September 28, 1998

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


s\ Surinder Rametra                                          September 28, 1998
-----------------------------------------------------
Surinder Rametra, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)


s\ Ashok Rametra                                             September 28, 1998
-----------------------------------------------------
Ashok Rametra, Chief Financial Officer, Treasurer and
Director (Principal Financial Officer and
Principal Accounting Officer)


s\ George Eagan                                              September 28, 1998
-----------------------------------------------------
George Eagan, Director


s\ David Reback                                              September 28, 1998
-----------------------------------------------------
David Reback, Director

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                       Page No.
                                                                       --------

INDEPENDENT AUDITORS' REPORT ........................................    F-1

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as at June 30, 1998 and 1997 .......    F-2

     Consolidated Statements of Operations
       For the Years Ended June 30, 1998, 1997 and 1996 .............    F-3

     Consolidated Statements of Cash Flows
       For the Years Ended June 30, 1998, 1997 and 1996 ............. F-4 - F-5

     Consolidated Statements of Stockholders' Equity
       For the Years Ended June 30, 1996, 1997 and 1998 ............. F-6 - F-7

NOTES TO FINANCIAL STATEMENTS ....................................... F-8 - F-20

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

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
ATEC Group, Inc.

We have audited the accompanying consolidated balance sheets of ATEC Group, Inc. and Subsidiaries as at June 30, 1998 and 1997, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries as at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 1998, in conformity with generally accepted accounting principles.

New York, New York
August 21, 1998

                        ATEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                             ----------------------------
                                                                  1998            1997
                                                             ------------    ------------
                                   A S S E T S

Current assets:
  Cash                                                       $  1,784,850    $  2,013,549
  Accounts receivable - net                                    17,634,632       9,246,247
  Inventories                                                   1,790,695       1,382,236
  Deferred taxes                                                   37,249          37,249
  Other current assets                                            576,677         441,469
                                                             ------------    ------------
        Total current assets                                   21,824,103      13,120,750

Property and equipment - net                                      568,026         439,000

Goodwill - net                                                  4,168,623       3,556,704

Other assets                                                       73,412          31,253
                                                             ------------    ------------
                                                             $ 26,634,164    $ 17,147,707
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                             $    339,944    $    533,871
  Revolving line of credit                                      6,998,712       1,830,359
  Accounts payable                                              4,154,143       4,447,595
  Notes payable - related parties                                   2,967         127,967
  Accrued expenses                                              1,166,070         777,385
  Income taxes payable                                            790,882       1,029,016
  Other current liabilities                                        57,057         621,412
                                                             ------------    ------------
        Total current liabilities                              13,509,775       9,367,605
                                                             ------------    ------------

Stockholders' equity:
  Preferred stocks                                                346,507         353,057
  Common stock                                                     67,006          59,657
  Additional paid-in capital                                    9,035,615       7,092,939
  Discount on preferred stocks                                   (309,105)       (315,000)
  Retained earnings                                             3,984,366       1,244,300
                                                             ------------    ------------
                                                               13,124,389       8,434,953
  Less:  Treasury stock - at cost                                      --        (654,851)
                                                             ------------    ------------
        Total stockholders' equity                             13,124,389       7,780,102
                                                             ------------    ------------
                                                             $ 26,634,164    $ 17,147,707
                                                             ============    ============

                   See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Years Ended June 30,
                                        -----------------------------------------------
                                             1998             1997             1996
                                        -------------    -------------    -------------
Net sales                               $ 187,150,614    $ 100,841,362    $  81,812,045

Cost of sales                             173,485,484       91,073,358       74,354,590
                                        -------------    -------------    -------------
Gross profit                               13,665,130        9,768,004        7,457,455
                                        -------------    -------------    -------------
Operating expenses:
  Selling and administrative                8,439,618        6,698,088        5,962,547
  Research and development                    180,759          161,158               --
  Amortization of goodwill                    308,015          224,190          168,285
                                        -------------    -------------    -------------
Total operating expenses                    8,928,392        7,083,436        6,130,832
                                        -------------    -------------    -------------
Income from operations                      4,736,738        2,684,568        1,326,623
                                        -------------    -------------    -------------
Other income (expense):
  Loss on sale of property
    and equipment                                  --               --           (8,372)
  Dividend and interest income                164,417           86,699           45,866
  Interest expense                            (80,341)        (112,379)        (150,949)
  Other income                                 64,286          308,089           39,718
                                        -------------    -------------    -------------
Total other income (expense)                  148,362          282,409          (73,737)
                                        -------------    -------------    -------------
Income before income taxes                  4,885,100        2,966,977        1,252,886

Provision for income taxes                  2,145,034        1,299,079          414,540
                                        -------------    -------------    -------------
Net income                              $   2,740,066    $   1,667,898    $     838,346
                                        =============    =============    =============
Earnings per common share:
  Basic                                 $         .45    $         .28    $         .16
                                        =============    =============    =============
  Diluted                               $         .43    $         .28    $         .16
                                        =============    =============    =============
Weighted average shares outstanding -
  Basic                                     6,079,045        5,947,109        5,138,329
                                        =============    =============    =============
  Diluted                                   6,338,151        5,960,247        5,145,906
                                        =============    =============    =============

                   See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Years Ended June 30,
                                             -----------------------------------------
                                                 1998           1997           1996
                                             -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                 $ 2,740,066    $ 1,667,898    $   838,346
                                             -----------    -----------    -----------
  Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                173,950        146,123        104,030
    Amortization of goodwill                     308,015        224,190        168,285
    Settlements of accrued liabilities           (70,000)      (120,100)            --
    Reduction of deferred sales-
      tax obligations                                 --       (183,052)            --
    Compensatory element of issuances
      of capital stock                           142,500             --         43,000
    Loss on sale of property and equipment            --             --          8,372
    Provision for doubtful accounts                   --        (20,000)            --
    Changes in assets and liabilities:
      Accounts receivable                     (8,468,573)    (4,074,242)       758,744
      Receivables from officers
        and related parties                           --          6,124         59,667
      Inventories                               (408,459)     1,431,701     (1,087,396)
      Deferred taxes                                  --          5,524        (27,560)
      Other current assets                      (135,208)       (27,757)       (93,730)
      Other assets                               (42,159)        51,100         16,742
      Revolving lines of credit                5,168,353       (254,695)      (875,579)
      Accounts payable                          (293,452)     3,102,699     (1,120,705)
      Accrued expenses                           388,685        (73,418)       278,783
      Deferred sales tax obligation                   --             --         51,000
      Payables to related parties                     --             --        (25,000)
      Income taxes payable                      (238,134)       750,416        278,600
      Other current liabilities                 (564,355)       320,095        (22,303)
                                             -----------    -----------    -----------
  Total adjustments                           (4,038,837)     1,284,708     (1,485,050)
                                             -----------    -----------    -----------
Net cash provided by (used in)
  operating activities                        (1,298,771)     2,952,606       (646,704)
                                             -----------    -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment            (293,034)       (70,213)      (206,388)
  Security deposits                                   --         14,843             --
  Sale of property and equipment                      --             --         13,700
  Payments of notes receivable - officer              --             --        110,909
                                             -----------    -----------    -----------
Net cash used in investing activities           (293,034)       (55,370)       (81,779)
                                             -----------    -----------    -----------

                                                                     (Continued)

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                                            For the Years Ended June 30,
                                                     -----------------------------------------
                                                         1998           1997           1996
                                                     -----------    -----------    -----------
Cash flows from financing activities:
  Issuance of capital stock                          $ 1,682,033    $        --    $ 1,250,251
  Purchase of preferred stock                                 --     (1,250,112)            --
  Purchase of treasury stock                                  --       (654,851)            --
  Repayments from related parties                             --        125,000        650,000
  Repayments to related parties                         (125,000)      (875,355)      (689,969)
  Bank overdraft                                        (193,927)       104,600        266,137
                                                     -----------    -----------    -----------
Net cash provided by (used in)
  financing activities                                 1,363,106     (2,550,718)     1,476,419
                                                     -----------    -----------    -----------
Net increase (decrease) in cash                         (228,699)       346,518        747,936

Cash at beginning of year                              2,013,549      1,667,031        919,095
                                                     -----------    -----------    -----------
Cash at end of year                                  $ 1,784,850    $ 2,013,549    $ 1,667,031
                                                     ===========    ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year:

    Income taxes                                     $ 2,422,543    $   449,404    $   292,635
                                                     ===========    ===========    ===========
    Interest                                         $    83,182    $   109,538    $   103,357
                                                     ===========    ===========    ===========
Supplemental Schedules of
    Non-Cash Transactions:

  Issuance of common stock for services              $   142,500    $    37,500    $     7,998
                                                     ===========    ===========    ===========
  Issuance of common stock in
    satisfaction of debt                             $        --    $        --    $    45,000
                                                     ===========    ===========    ===========
  Issuance of common and preferred stock
    in lieu of note and loan repayments              $        --    $        --    $    20,000
                                                     ===========    ===========    ===========
  Issuance of shares of common and preferred
    stock in connection with the acquisition
    of all the outstanding shares of capital
    stock of ACS, resulting in the recording
    of goodwill                                      $        --    $   776,690    $   283,000
                                                     ===========    ===========    ===========
  Issuance of shares of common and preferred
    stock in connection with the acquisition
    of all the outstanding shares of capital
    stock of CONY, resulting in the recording
    of goodwill                                      $        --    $   389,510    $   391,634
                                                     ===========    ===========    ===========
  Issuance of preferred stock in settle-
    ment of class action suit against
    former bedding operation                         $        --    $        --    $    35,000
                                                     ===========    ===========    ===========
  Issuance of shares of common in connection
    with the acquisition of 90% of the
    outstanding shares of capital stock of
    Logix, resulting in the recording of
    goodwill                                         $   907,748    $        --    $        --
                                                     ===========    ===========    ===========
  Retirement of treasury shares                      $   654,851    $        --    $        --
                                                     ===========    ===========    ===========

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998


                                               Preferred Stocks               Common Stock           Additional      Discount on
                                         ---------------------------   ---------------------------     Paid-in        Preferred
                                            Shares         Amount         Shares         Amount        Capital         Stocks
                                         ------------   ------------   ------------   ------------   ------------   ------------
                                                                            (1)            (1)            (1)
Balance at June 30, 1995                      708,736   $  3,338,193      2,584,470   $     25,845   $  3,007,142   ($ 1,167,000)

Shares issued for conversion of
   Preferred Series F and G                   (66,801)      (334,000)        68,824            688        216,412        116,900

Shares issued for services                         --             --          4,001             40          7,958             --

Shares issued for conversion of
   Preferred Series B                       1,188,754      5,998,875        223,979          2,240         (1,115)    (6,000,000)

Shares issued for conversion of
   Preferred Series I                         390,000      2,000,000        (80,000)          (800)        (3,200)    (1,996,000)

Shares issued for satisfaction of debts            --             --         23,256            232         64,770             --

Shares issued in a private placement               --             --        372,188          3,722      1,071,029             --

Expenses of private placement                      --             --             --             --        (49,500)            --

Shares issued to shareholder of ACS                --             --         70,569            706        282,294             --

Shares issued to shareholders of CONY              --             --         86,072            861        390,773             --

Issuance of Series C Preferred                350,000        350,000             --             --             --       (315,000)

Warrant exercised                                  --             --         60,000            600        224,400             --

Net income for the year                            --             --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 1996                    2,570,689     11,353,068      3,413,359         34,134      5,210,963     (9,361,100)

Shares issued for conversion of
   Preferred Series I                        (390,000)    (2,000,000)       333,333          3,333            667      1,996,000

Purchase of treasury shares                        --             --             --             --             --             --

Purchase and retirement of
   Preferred Series D, J and K               (294,120)    (1,470,600)            --             --       (955,880)     1,176,480

Shares issued for conversion of
   Preferred Series D, E, J and K          (1,505,880)    (7,529,400)     1,943,071         19,431      1,636,349      5,873,620

Shares issued to shareholders of ACS               --             --        134,545          1,345        775,345             --

Shares issued to shareholders of CONY              --             --         67,475            675        388,835             --

Shares issued for downside protection
   of Preferred Series I                           --             --         61,869            619           (619)            --

Shares issued in settlement
   of a liability                                  --             --         12,000            120         37,380             --

Purchase and retirement of
   Preferred Series A                            (110)           (11)            --             --           (101)            --

Net income for the year                            --             --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 1997                      380,579        353,057      5,965,652         59,657      7,092,939       (315,000)
                                         ------------   ------------   ------------   ------------   ------------   ------------

                                          Retained             Treasury Stock             Total
                                          Earnings      ---------------------------   Stockholders'
                                          (Deficit)        Shares         Amount         Equity
                                         ------------   ------------   ------------   ------------
Balance at June 30, 1995                 ($ 1,261,944)            --   $         --   $  3,942,236

Shares issued for conversion of
   Preferred Series F and G                        --             --             --             --

Shares issued for services                         --             --             --          7,998

Shares issued for conversion of
   Preferred Series B                              --             --             --             --

Shares issued for conversion of
   Preferred Series I                              --             --             --             --

Shares issued for satisfaction of debts            --             --             --         65,002

Shares issued in a private placement               --             --             --      1,074,751

Expenses of private placement                      --             --             --        (49,500)

Shares issued to shareholder of ACS                --             --             --        283,000

Shares issued to shareholders of CONY              --             --             --        391,634

Issuance of Series C Preferred                     --             --             --         35,000

Warrant exercised                                  --             --             --        225,000

Net income for the year                       838,346             --             --        838,346
                                         ------------   ------------   ------------   ------------
Balance at June 30, 1996                     (423,598)            --             --      6,813,467

Shares issued for conversion of
   Preferred Series I                              --             --             --             --

Purchase of treasury shares                        --       (144,600)      (654,851)      (654,851)

Purchase and retirement of
   Preferred Series D, J and K                     --             --             --     (1,250,000)

Shares issued for conversion of
   Preferred Series D, E, J and K                  --             --             --             --

Shares issued to shareholders of ACS               --             --             --        776,690

Shares issued to shareholders of CONY              --             --             --        389,510

Shares issued for downside protection
   of Preferred Series I                           --             --             --             --

Shares issued in settlement
   of a liability                                  --             --             --         37,500

Purchase and retirement of
   Preferred Series A                              --             --             --           (112)

Net income for the year                     1,667,898             --             --      1,667,898
                                         ------------   ------------   ------------   ------------
Balance at June 30, 1997                    1,244,300       (144,600)      (654,851)     7,780,102
                                         ------------   ------------   ------------   ------------

(1) Adjusted to reflect a one for five reverse stock split on November 18, 1997.

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998


                                         Preferred Stocks         Common Stock        Additional   Discount on   Retained
                                       --------------------   ---------------------     Paid-in     Preferred    Earnings
                                        Shares      Amount      Shares      Amount      Capital       Stocks     (Deficit)
                                       --------   ---------   ----------   --------   -----------   ---------   ----------
                                                                  (1)         (1)         (1)
Balance at June 30, 1997
   (carried forward)                    380,579   $ 353,057    5,965,652   $ 59,657   $ 7,092,939   ($315,000)  $1,244,300

Shares issued to stockholders of ACS         --          --      100,701      1,007        (1,007)         --           --

Shares issued to stockholders of CONY        --          --       94,930        949          (949)         --           --

Shares issued in accordance with
   employment agreement                      --          --       11,130        111        79,889          --           --

Shares issued for the conversion of
   Preferred Series C                    (6,550)     (6,550)         131          1           654       5,895           --

Shares issued for options exercised          --          --       68,000        680       291,820          --           --

Sale of common stock                         --          --      327,720      3,277     1,386,256          --           --

Shares issued for the acquisition
   of Logix Solutions, Inc.                  --          --      252,000      2,520       777,168          --           --

Retirement of treasury shares                --          --     (144,600)    (1,446)     (653,405)         --           --

Shares issued for services                   --          --       25,000        250        62,250          --           --

Net income for the year                      --          --           --         --            --          --    2,740,066
                                       --------   ---------   ----------   --------   -----------   ---------   ----------
Balance at June 30, 1998                374,029   $ 346,507    6,700,664   $ 67,006   $ 9,035,615   ($309,105)  $3,984,366
                                       ========   =========   ==========   ========   ===========   =========   ==========

                                          Treasury Stock          Total
                                       --------------------   Stockholders'
                                        Shares      Amount       Equity
                                       --------   ---------   -----------
Balance at June 30, 1997
   (carried forward)                   (144,600)  ($654,851)  $ 7,780,102

Shares issued to stockholders of ACS         --          --            --

Shares issued to stockholders of CONY        --          --            --

Shares issued in accordance with
   employment agreement                      --          --        80,000

Shares issued for the conversion of
   Preferred Series C                        --          --            --

Shares issued for options exercised          --          --       292,500

Sale of common stock                         --          --     1,389,533

Shares issued for the acquisition
   of Logix Solutions, Inc.                  --          --       779,688

Retirement of treasury shares           144,600     654,851            --

Shares issued for services                   --          --        62,500

Net income for the year                      --          --     2,740,066
                                       --------   ---------   -----------
Balance at June 30, 1998                     --   $      --   $13,124,389
                                       ========   =========   ===========

(1) Adjusted to reflect a one for five reverse stock split on November 18, 1997

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998, 1997 AND 1996

NOTE 1 - GENERAL AND ACCOUNTING POLICIES.

            (a) Organization and Presentation of Financial Statements:

                  ATEC Group, Inc. (the "Company" or "ATEC") was incorporated under the laws of the State of Delaware on July 17, 1992. The accompanying consolidated financial statements include the accounts of ATEC Group, Inc. and all of its wholly owned subsidiaries and a 90% owned subsidiary. All significant intercompany transactions and balances have been eliminated.

            (b) Principal Business Activity:

                  The Company is a system integrator and provider of a full line of computer and information technology products and services to business, professionals, government agencies and educational institutions. The Company focuses on core competencies including system design, high speed data transmission, LAN/WAN, video conferencing and internet/intranet technology. The Company has recently expanded its business to include digital arts solutions and Year 2000 ("Y2K") solutions for its customers. Revenues derived from services are not significant.

            (c) Summary of Significant Accounting Policies:

                  (1) Inventories:

                  Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consist of microcomputer hardware, software and related peripherals, accessories and finished products.

                  (2) Property and Equipment:

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

                  (3) Goodwill:

                  The Company amortizes goodwill over its estimated period of benefit, not exceeding fifteen years. The goodwill is periodically reviewed to evaluate the future economic benefits and/or potential impairments which may affect recorded values.

                  (4) Revenue Recognition:

                  The Company recognizes revenue at the time products are
            shipped to its customers, or when sales are made on a "cash and carry" basis.

                  (5) Research and Development Costs:

                  Research and development costs are charged to expense as
            incurred.

                  (6) Income Taxes:

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

                  (7) Earnings Per Share:

                  The Company adopted Statement of Financial Accounting
            Standards No. 128, "Earnings Per Share," in the year ended June 30, 1998. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. All historical earnings per share data have been restated to conform to this presentation. Below is the calculation of basic and diluted earnings per share for each of the past three fiscal years:

                  (7) Earnings Per Share: (Continued)

                                 For the Years Ended June 30,
                             ----------------------------------
                                1998        1997        1996
                             ----------  ----------  ----------
Net income available to
  common stockholders        $2,740,066  $1,667,898  $  838,346
                             ==========  ==========  ==========

Weighted average shares
  outstanding - basic         6,079,045   5,947,109   5,138,329
Employee stock options           95,706          --          --
Acquisition options              93,776          --          --
Warrants                         56,486          --          --
Convertible preferred stock      13,138      13,138       7,577
                             ----------  ----------  ----------

Weighted average shares
  outstanding - diluted       6,338,151   5,960,247   5,145,906
                             ==========  ==========  ==========

Earnings per common share:
  Basic                      $      .45  $      .28  $      .16
                             ==========  ==========  ==========

  Diluted                    $      .43  $      .28  $      .16
                             ==========  ==========  ==========

                  (8) Concentrations of Credit Risk:

                  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times, may be in excess of the FDIC insurance limit.

                  Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of customers comprising the Company's customer base. A substantial portion of the Company's revenue is derived from customers located in the northeastern region of the United States. An economic downturn in the geographic region could have an adverse effect on the Company's operations. Management continually reviews its trade receivables credit risk and has adequately allowed for potential losses.

                  (9) Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - ACQUISITIONS.

            (a) Innovative Business Micros, Inc.:

                  On June 14, 1996, the Company, pursuant to the terms of a
            stock purchase agreement, issued 980,000 shares of its common stock in exchange for all of the outstanding capital stock of Innovative Business Micros, Inc. ("Innovative"). The acquisition was accounted for under the pooling of interests method and, accordingly, the Company's consolidated financial statements were restated to include the operations of Innovative for the nine months ended June 30, 1996.

            (b) Global Trading & Leasing Corporation:

                  On November 19, 1997, the Company acquired 100% of the issued and outstanding capital stock of Global Trading & Leasing Corporation ("Global"), a New York corporation, for $29,751 in cash. The purchase of Global resulted in additional goodwill of $12,186.

            (c) Logix Solutions, Inc.:

                  On April 7, 1998, the Company, pursuant to the terms of a
            stock purchase agreement, acquired 90% of the issued and outstanding capital stock of Logix Solutions, Inc. ("Logix"), a Colorado corporation, which provides solutions to the Y2K problem. In consideration for the shares acquired, the Company agreed to issue the following securities:

                  1.    252,000 shares of restricted common stock;

                  2. Options to purchase up to 756,000 shares of common stock exercisable at a price of $4.71 per share, expiring on October 10, 1998;

                  3. Options to purchase up to 2,520,000 shares of common stock exercisable at a price of $7.50 per share, expiring on October 10, 1998;

                  4. Options to purchase up to 2,520,000 shares of common stock exercisable at a price of $10 per share, expiring on December 31, 2000.

                  The acquisition was accounted for as a purchase. The Company's investment in Logix resulted in additional goodwill of $907,748 which is being amortized over a seven year period.

NOTE 3 - EQUITY SECURITIES.

            (a) Reverse Stock Split:

                  On November 18, 1997, the Company's shareholders approved a reverse split of the Company's $.01 par value common stock, resulting in the exchange of one share of common stock for each five shares then outstanding. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse split retroactively to the beginning of all periods presented.

            (b) Capital Stock:

                  The Company's authorized and issued capital stock at June 30,
            1998 and 1997 consists of the following:

                                         Shares       Shares
                                       Authorized     Issued          Amount
                                       ----------    ---------       --------
            June 30, 1998:

            Preferred Stocks:
              Series A cumulative
                convertible                29,233       29,121       $  2,912
              Series B convertible         12,704        1,458            145
              Series C convertible        350,000      343,450        343,450
                                                     ---------       --------

                Total preferred                        374,029       $346,507
                                                     =========       ========

            Common stock               70,000,000    6,700,664 (i)   $ 67,006
                                                     =========       ========

            June 30, 1997:

            Preferred Stocks:
              Series A cumulative
                convertible                29,233       29,121       $  2,912
              Series B convertible         12,704        1,458            145
              Series C convertible        350,000      350,000        350,000
                                                     ---------       --------

                Total preferred                        380,579       $353,057
                                                     =========       ========

            Common stock               70,000,000    5,965,652 (ii)  $ 59,657
                                                     =========       ========

            (i) Included in the total are 94,930 shares which were issued subsequent to June 30, 1998.

            (ii) Included in the total are 2,206,960 shares which were issued subsequent to June 30, 1997.

                  In November 1996, the Company's Board of Directors authorized a common stock buy-back program, which resulted in the purchase of 144,600 shares of the Company's common stock in the market at a cost of $654,851. In January 1998, the Company's Board of Directors authorized the retirement of these treasury shares to authorized but unissued stock.

            (c) Preferred Stock:

                  At June 30, 1998 and 1997, the Company had three authorized series of preferred stock; Series A Cumulative Convertible (par value $.10), Series B Convertible (par value $.10) and Series C Convertible (par value $1) (hereinafter referred to as the "A", "B" and "C" Shares, respectively). The authorized and issued shares for each of the Series at June 30, 1998 and 1997 are described in detail in Note 3(b) above.

                  Each of the A, B and C shares has the right to one vote on all matters in which shareholders are entitled to vote. The A, B and C shares may be converted into shares of common stock at an exchange rate of five, five and fifty shares, respectively, for each share of common stock or approximately 15,400 shares. Each of the A, B and C shares carry dissolution rights amounting to $100, $10 and $5 per share, respectively. The A shares grant the Company the right to redeem such shares at a price of $100 per share.

                  The A shares have a annual dividend rate of 10% of the par value, which is cumulative. They are senior to all other series or classes of common stock. At June 30, 1998, the A shareholders were due $1,168 in dividends in arrears. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A shareholders. The C shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors.

            (d) Warrants:

                  At June 30, 1998, the Company had outstanding warrants
            entitling the holders to purchase common stock as follows:

                   Number of        Exercise
                     Shares           Price          Expiration Date
                   ---------      ------------      -----------------
                                   5 Warrants
                                      and
                    620,000       $5 per share      December 31, 1998
                     75,000           $4.25         August 20, 2000
                     50,000            5.25         August 20, 2000
                     60,000            3.75         July 22, 2002
                     60,000            3.75         July 22, 2002
                     60,000            3.75         July 22, 2002

                  The warrants are not valued in the financial statements as the amounts are immaterial. 60,000 of the above warrants are not vested at June 30, 1998.

            (e) Options:

                  At June 30, 1998, the Company has outstanding options to
            acquire 6,786,630 shares of the Company's common stock, comprised of both qualified and non-qualified stock options as those terms are defined by Internal Revenue Codes.

                  The following table summarizes the activity relating to the option grants:

                                            For the Years Ended June 30,
                            ---------------------------------------------------------
                                    1998                1997               1996
                            --------------------  -----------------  ----------------
                                        Weighted           Weighted          Weighted
                                         Average           Average           Average
                                        Exercise           Exercise          Exercise
                              Shares     Price     Shares   Price    Shares   Price
                            ----------  --------  -------  --------  ------  --------
Outstanding at beginning
  of year                      160,000   $3.75         --   $  --       --     $  --
Granted                      6,694,630    7.73    160,000    3.75       --        --
Exercised                      (68,000)   4.30         --      --       --        --
Cancelled                           --      --         --      --       --        --
                            ----------            -------

Outstanding at end of year   6,786,630   $7.67    160,000   $3.75       --     $  --
                            ==========   =====    =======   =====    =====     =====

Exercisable at end of year   3,568,000   $6.63         --   $3.75       --     $  --
                            ==========   =====    =======   =====    =====     =====

                  The following table summarizes information concerning
            currently outstanding and exercisable stock options:

                           Options Outstanding                 Options Exercisable
              ------------------------------------------    ------------------------
                                 Weighted
                 Number           Average       Weighted       Number        Weighted
 Range of      Outstanding       Remaining       Average     Exercisable      Average
 Exercise          at           Contractual     Exercise         at          Exercise
  Prices      June 30, 1998        Life           Price     June 30, 1998      Price
---------     -------------    -------------    --------    -------------    -------
$3.75             142,000        8.5 years        $3.75         142,000        $3.75
$3.13-$10       6,644,630        2.1 years         7.76       3,426,000         6.75
                ---------                                     ---------

                6,786,630                                     3,568,000
                =========                                     =========

NOTE 4 - ACCOUNTING FOR STOCK - BASED COMPENSATION.

                  In accordance with Statement of Financial Accounting Standard
            No. 123, the following information is provided. The weighted average fair value of all stock options at date of grant was $1.99, $.71 and $-0- per option for options granted during the years June 30, 1998, 1997 and 1996, respectively. Additionally, the weighted average fair value of employee stock options granted in the years ended June 30, 1998, 1997 and 1996 was $.40, $-0- and $-0-, per option, respectively. The weighted average fair value of options was determined based on the Black-Scholes model, utilizing the following weighted average assumptions:

                                           For the Years Ended June 30,
                                       ---------------------------------------
                                              1998            1997        1996
                                       -----------------    --------      ----
            Expected term:
              All stock options        6 months-10 years    10 years        --
              Employee stock options   10 years             10 years        --
            Interest rate              5.00%                5.00%           --
            Volatility                 78.40%               78.40%          --
            Dividends                  None                 None            --

                  Had the Company accounted for its stock option by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pretax income by $2,425,491 ($1,360,700 net of taxes), $5,992 ($3,368 net of taxes), and $-0-
            for the years ended June 30, 1998, 1997 and 1996, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $.21 for the year ended June 30, 1998 and no effect for the years ended June 30, 1997 and 1996. The pro forma effect on basic earnings per common share would have been a reduction of $.22 for the year ended June 30, 1998 and no effect for the years ended June 30, 1997 and 1996.

NOTE 5 - OPERATING LEASES.

                  The Company conducts its operations under five noncancellable operating leases expiring at various dates through 2003. Future minimum rent payments are as follows:

 For the
   Year
  Ending
 June 30,            MCS       CONY        ACS     Innovative     Logix       Total
----------        --------   --------   --------   ----------   --------   ----------
   1999           $108,192   $ 41,026   $ 36,000     $44,017    $ 91,696   $  320,931
   2000            108,192     41,026     36,000      38,267      45,848      269,333
   2001            108,192     41,026     36,000          --          --      185,218
   2002            108,192     34,188     36,000          --          --      178,380
   2003            108,192         --      3,000          --          --      111,192
                  --------   --------    -------     -------    --------   ----------
Total minimum
annual rentals    $540,960   $157,266   $147,000     $82,284    $137,544   $1,065,054
                  ========   ========   ========     =======    ========   ==========

                  MCS leases its premises from a partnership which is controlled by two officers and directors of the company under a triple net lease arrangement.

                  Total rent expense for the years ended June 30, 1998, 1997 and
            1996 amounted to $305,554, $258,000 and $264,000, respectively.

NOTE 6 - REVOLVING LINE OF CREDIT.

                  At June 30, 1998, the Company and it's subsidiaries have an agreement with Deutsche Financial Services ("Deutsche"), whereby certain inventory purchases are financed. Deutsche grants the Company terms and charges no interest for 30 days and thereafter at rates of prime plus 1/4% - 6-1/2% per annum. Borrowings under the line may be up to $15,000,000. As of June 30, 1998 and 1997, borrowings under the line amounted to $6,998,712 and $1,830,359, respectively. The lines are collateralized by all the assets of the Company.

NOTE 7 - LITIGATION.

                  During 1990, a competitor of the Company commenced an action against it and one of its advertising agents. The action was dismissed during the year ended June 30, 1998.

                  A third party lawsuit was commenced against the Company's
            predecessor ("Hillside Bedding") by Mid Hudson Clarklift ("MH") as a result of a claim against them by a former employee of the Company who sustained an injury while operating a forklift maintained by MH. The lawsuit consists of four alternative causes of action each for $5,000,000 and one cause of action by the former employee's wife for $2,000,000. MH is seeking judgement for all or part of any verdict or judgement which may be obtained against them. The lawsuit is in the discovery stages. Management and its counsel have no opinion as to its ultimate disposition.

NOTE 8 - INCOME TAXES.

                  The Company's income tax provision consists of the following:

                                        1998        1997       1996
                                     ----------  ----------  ---------

Current tax provision:
  Federal                            $1,651,331  $  894,365  $ 223,386
  State                                 493,703     399,190    218,714
                                     ----------  ----------  ---------
                                      2,145,034   1,293,555    442,100
Deferred tax provision (benefit)
  relating to temporary differences          --       5,524    (27,560)
                                     ----------  ----------  ---------

Income tax provision                 $2,145,034  $1,299,079  $ 414,540
                                     ==========  ==========  =========

                  A reconciliation of the above effective tax rate to the
            federal statutory rate is as follows:

                                   1998                   1997                 1996
                           --------------------   --------------------   ------------------
Tax at statutory            34.0%   $ 1,660,934    34.0%   $ 1,008,772    34.0%   $ 426,000
State income tax, net of
  federal tax benefit        6.8        333,657     8.9        264,345    (4.1)     (51,284)
Effect of nondeducti-
    bility of:
  Amortization and charge
    off of goodwill          2.1        104,725     2.6         76,225     4.6       57,217
  Tax expense and loss
    limitations              (.1)        (9,738)    (.4)       (10,853)     --           --
  Other                      1.1         55,456    (1.3)       (39,410)   (1.4)     (17,393)
                           -----    -----------   -----    -----------   -----    ---------
                            43.9%   $ 2,145,034    43.8%   $ 1,299,079    33.1    $ 414,540
                           =====    ===========   =====    ===========   =====    =========

                  The Company's deferred tax assets amounted to $37,249 at June
            30, 1998 and 1997 which resulted from the temporary differences relating to the allowance for doubtful accounts.

NOTE 9 - RELATED PARTY TRANSACTIONS.

                  In the normal course of business the Company periodically
            borrows funds from stockholder/officers and pays interest on those loans at rates which are comparable to rates which could be obtained from third parties. At June 30, 1998 and 1997, Company owed one stockholder $2,967 and at June 30, 1997, $125,000 to another stockholder.

                  Interest charged to operations on such loans for the years ended June 30, 1998, 1997 and 1996 amounted to $13,542, $7,155 and
            $38,258, respectively.

                  The Company also periodically enters into transactions with entities which are owned or controlled by officers of the Company. Such transactions are in the normal course of business and are on terms at least as favorable as those which could be obtained from third parties. All such transactions were immaterial in the aggregate, when compared to the results of operations taken as a whole, for all periods presented.

NOTE 10 - OTHER FINANCIAL INFORMATION.

            (a) Accounts Receivable - Net.

                  Accounts receivable, net at June 30, 1998 and 1997 consists of the following:

                                          1998          1997
                                     ------------   -----------
            Accounts receivable      $ 17,720,432   $ 9,332,047
            Allowance for doubtful
              accounts, returns and
              discounts                   (85,800)      (85,800)
                                     ------------   -----------
                                     $ 17,634,632   $ 9,246,247
                                     ============   ===========

                  For the years ended June 30, 1998, 1997 and 1996, $21,000,
            $88,402 and $164,487, respectively, was charged to bad debt expense.

            (b) Other Current Assets:

                  Other current assets consist of the following at June 30, 1998 and 1997:

                                           1998         1997
                                        ----------   ----------
            Receivable from suppliers   $  537,313   $  400,991
            Prepaid expenses                    --       30,678
            Prepaid income taxes            39,364        4,800
            Sundry loans                        --        5,000
                                        ----------   ----------
                                        $  576,677   $  441,469
                                        ==========   ==========

            (c) Goodwill - Net:

                  Goodwill, net at June 30, 1998 and 1997 consists of the
            following:

                                           1998           1997
                                       ------------   ------------
            Goodwill                   $  4,921,768   $  4,001,834
            Accumulated amortization        753,145        445,130
                                       ------------   ------------
                                       $  4,168,623   $  3,556,704
                                       ============   ============

                  Amortization charged to operations for the years ended June
            30, 1998, 1997 and 1996 amounted to $308,015, $224,190 and $168,285, respectively.

            (d) Property and Equipment:

                  Property and equipment are carried at cost and consist of the following at June 30, 1998 and 1997:

                                                 1998           1997
                                             ------------   ------------
            Leasehold improvements           $    466,982   $    494,418
            Furniture and fixtures                292,708        277,669
            Office equipment                      510,674        296,445
            Automobiles                           100,902        123,385
                                             ------------   ------------
                                                1,371,266      1,191,917
            Less: Accumulated depreciation
                   and amortization               803,240        752,917
                                             ------------   ------------
                                             $    568,026   $    439,000
                                             ============   ============

                  Depreciation and amortization charged to operations for the years ended June 30, 1998, 1997 and 1996 amounted to $173,950, $146,123 and $104,030, respectively.

            (e) Other Current Liabilities:

                  Other current liabilities consist of the following at June 30,
            1998 and 1997:

                                                1998         1997
                                             ----------   ----------
            Deferred sales tax obligation    $       --   $  300,000
            Customers with credit balances       57,057      321,412
                                             ----------   ----------
                                             $   57,057   $  621,412
                                             ==========   ==========

            (f) Transactions with Major Customers and Suppliers:

                  During the year ended June 30, 1998, two customers accounted for 25% of the Company's sales and during the years ended June 30, 1997 and 1996, no one customer accounted for 10% or more of the Company's net sales.

                  During the year ended June 30, 1998, two suppliers accounted for 50% of the Company's purchases and during the years ended June 30, 1997 and 1996, one supplier accounted for 22% and 42% of the Company's purchases, respectively.

            (g) Deferred Compensation Plan:

                  The Company has 401(k) deferred compensation plans to which the Company may make discretionary contributions. The Company made contributions to these plans amounting to approximately, $30,000, and $7,000 and $16,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

                  The Financial Accounting Standards Board issued Statement of
            Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", No. 132 (SFAS
            132), Employer's Disclosures about Pension and other Postretirement Benefits and No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of operations and cash flows.

NOTE 12 - YEAR 2000.

                  The Company recognizes the need to ensure its operation will not be adversely affected by Year 2000 software failures. The Company is communicating with suppliers, customers and others with which it does business to coordinate Year 2000 conversion. The cost of achieving compliance is estimated to be a minor increase over the cost of normal software upgrades and replacements.