Form 10-K405/A
period 1998-06-30
ATEC GROUP INC
filed 1998-11-12
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                               Amendment No. 1 to
                                    FORM 10-K

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

Dated: November 9, 1998

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Surinder Rametra                                           November 9, 1998
-----------------------------------------------------
Surinder Rametra, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)


/s/ Ashok Rametra                                              November 9, 1998
-----------------------------------------------------
Ashok Rametra, Chief Financial Officer, Treasurer and
Director (Principal Financial Officer and
Principal Accounting Officer)


/s/ George Eagan                                               November 9, 1998
-----------------------------------------------------
George Eagan, Director


/s/ David Reback                                               November 9, 1998
-----------------------------------------------------
David Reback, Director

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

              [Letterhead of Weinick Sanders Leventhal & Co., LLP]

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
ATEC Group, Inc.

We have audited the accompanying consolidated balance sheets of ATEC Group, Inc. and Subsidiaries as at June 30, 1998 and 1997, and the related consoli dated statements of operations, cash flows, and stockholders' equity for each of the three years ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti mates made by management, as well as evaluating the overall financial state ment presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above pre sent fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries as at June 30, 1998 and 1997, and the con solidated results of their operations and their cash flows for each of the three years ended June 30, 1998, in conformity with generally accepted accounting principles.


                                        /s/ Weinick Sanders Leventhal & Co., LLP

New York, New York
August 21, 1998, except for Note 2(c)
as to which the date is October 10, 1998

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

            (c) Logix Solutions, Inc.:

                  On April 7, 1998, the Company, pursuant to the terms of a
            stock purchase agreement, acquired 90% of the issued and outstanding capital stock of Logix Solutions, Inc. ("Logix"), a Colorado corpo ration, which provides solutions to the Y2K problem. In considera tion for the shares acquired, the Company agreed to issue the following securities:

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

                  On October 10, 1998, the Board of Directors resolved to
            correct the terms of the options granted to the Logix sellers, to reflect the terms of the stock purchase agreement as of April 7, 1998. The options issued at an exercise price of $4.71 were corrected to $4.74. Furthermore, 3,276,000 of the options erroneously due to expire on October 10, 1998 were corrected to expire on October 10, 1999.

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
            Dividends                  None                 None            --

                  Had the Company accounted for its stock option by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pretax income by $3,922,560 ($2,200,556 net of taxes), $5,992 ($3,368 net of taxes), and $-0-
            for the years ended June 30, 1998, 1997 and 1996, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $.35 for the year ended June 30, 1998 and no effect for the years ended June 30, 1997 and 1996. The pro forma effect on basic earnings per common share would have been a reduction of $.36 for the year ended June 30, 1998 and no effect for the years ended June 30, 1997 and 1996.

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