Form 10-Q
period 1998-09-30
ATEC GROUP INC
filed 1998-11-16
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

                                 CURRENT REPORT

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from_____ to _____

                         Commission File Number 0-22710

ATEC  GROUP,  INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                           13-3673965
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 corporation or organization)                       Identification Number)

90 Adams Avenue, Hauppauge, New York          11788
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

                               YES  |X|  NO  |_|

As of the close of business on September 30, 1998, there were 6,700,664 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS

                                                                            Page
PART I      Financial Information

              Item 1 - Consolidated Financial Statements.....................1-4

              Item 2 - Notes to Consolidated Condensed Financial Statements..5-7

              Item 3 - Management Discussion & Analysis
                           of Financial Condition and Results
                           of Operations.....................................8-9

PART II     Other Information Required in Report

              Item 6 - Other Information......................................10

              Signature Page..................................................11

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            UNAUDITED                AUDITED
                                                        September 30, 1998        June 30, 1997
                                                       -------------------     -------------------
ASSETS

Current Assets
     Cash                                              $         3,375,415     $         1,784,850
     Accounts receivable, net                                   10,549,140              17,634,632
     Inventories                                                 2,293,944               1,790,695
     Deferred taxes                                                 37,249                  37,249
     Other current assets                                          331,645                 576,677
                                                       -------------------     -------------------
          Total currrent assets                                 16,587,393              21,824,103
                                                       -------------------     -------------------
Property and equipment, net                                        538,660                 568,026

Goodwill, net                                                    4,116,188               4,168,623

Other assets                                                        67,912                  73,412
                                                       -------------------     -------------------

                                                       $        21,310,153     $        26,634,164
                                                       ===================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                    $                --     $           339,944
     Revolving inventory line of credit                          6,096,826               6,998,712
     Accounts payable                                            1,171,054               4,154,143
     Notes payable - related parties                                 2,967                   2,967
     Accrued expenses                                              641,903               1,166,070
     Income taxes payable                                          113,000                 790,882
     Other current liabilities                                          --                  57,057
                                                       -------------------     -------------------

          Total liabilities                                      8,025,750              13,509,775

Stockholders' equity
     Preferred stocks                                              346,507                 346,507
     Common stock                                                   67,006                  67,006
     Additional paid-in capital                                  9,035,615               9,035,615
     Discount on preferred stock                                  (309,105)               (309,105)
     Retained earnings                                           4,185,180               3,984,366
     Less:  Treasury stock at cost                                 (40,800)                     --
                                                       -------------------     -------------------

          Total stockholders' equity                            13,284,403              13,124,389
                                                       -------------------     -------------------

                                                       $        21,310,153     $        26,634,164
                                                       ===================     ===================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                               1998                    1997
                                                       -------------------     -------------------
Net sales                                              $        34,820,833     $        33,072,555

Cost of sales                                                   31,564,789              30,371,529
                                                       -------------------     -------------------

Gross profit                                                     3,256,044               2,701,026
                                                       -------------------     -------------------

Operating expenses
     Selling and administrative                                  2,880,102               1,927,253
     Amortization of goodwill                                       75,000                  60,000
                                                       -------------------     -------------------

          Total operating expenses                               2,955,102               1,987,253
                                                       -------------------     -------------------

Income from operations                                             300,942                 713,773
                                                       -------------------     -------------------

Other income (expense)
     Miscellaneous income                                              107                  70,000
     Interest income                                                35,120                  34,406
     Interest expense                                              (22,355)                 (6,576)
                                                       -------------------     -------------------

          Total other (expense) income                              12,872                  97,830
                                                       -------------------     -------------------

Income (loss) before provision for income taxes                    313,814                 811,603

Provision for income taxes                                         113,000                 340,500
                                                       -------------------     -------------------

Net income (loss)                                      $           200,814     $           471,103
                                                       ===================     ===================

Net earnings (loss) per share-basic and diluted        $              0.03     $              0.08
                                                       ===================     ===================

 Weighted average number of shares-basic                         6,840,027               5,871,719
                                                       ===================     ===================

 Weighted average number of shares-diluted                       7,192,285               5,871,719
                                                       ===================     ===================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                               1998                    1997
                                                       -------------------     -------------------
Net cash provided by (used in) operating activities    $         2,498,409     $          (981,400)

Cash flows from investing activities:

          Purchase of property and equipment                        (5,958)                (29,161)
                                                       -------------------     -------------------

Net cash (used in) provided by investing activities                 (5,958)                (29,161)
                                                       -------------------     -------------------


Cash flows from financing activities:

          Notes receivable - officer                                    --                 (10,000)

          Short term borrowings                                   (901,886)                268,652
                                                       -------------------     -------------------

Net cash (used in) provided by financing activities               (901,886)                258,652
                                                       -------------------     -------------------

Net increase (decrease) in cash                                  1,590,565                (751,909)

Cash and cash equivalents - Beginning of period                  1,784,850               2,013,549
                                                       -------------------     -------------------

Cash and cash equivalents - End of period              $         3,375,415     $         1,261,640
                                                       ===================     ===================

                                ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

                                    Common      Value     Series     Value    Additional
                                    Shares      Common  Preferred  Preferred   Paid-in
                                    Issued      Stock     Issued     Stock     Capital
                                   ---------   -------   -------   --------   ----------
Balance at June 30, 1998           6,700,684   $67,006   374,029   $346,507   $9,035,615

Purchase of Treasury Stock

Net Income for the Quarter Ended
  September 30, 1998                      --        --        --         --           --

Balance at September 30, 1998      6,700,684   $67,006   374,029   $346,507   $9,035,615
                                   ---------   -------   -------   --------   ----------


                                  Discount on    Retained     Treasury Stock       Total
                                   Preferred     Earnings    ----------------  Stockholders'
                                     Stock       (Deficit)   Shares    Amount     Equity
                                   ---------    ----------   ------   -------   -----------
Balance at June 30, 1998           ($309,105)   $3,984,366        0        $0   $13,124,389

Purchase of Treasury Stock                                   (8,000)   40,800       (40,800)

Net Income for the Quarter Ended
  September 30, 1998                      --       200,814                          200,814

Balance at September 30, 1998      ($309,105)   $4,185,180   (8,000)  $40,800   $13,284,403
                                   ---------    ----------   ------   -------   -----------

                      ATEC GROUP, INC. AND SUBSIDIARIES
                                   FORM 10Q
                       QUARTER ENDED SEPTEMBER 30, 1998
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its wholly owned subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K for the year ended June 30, 1998.

2. Equity Securities

   Capital Stock

      The Company's capital stock consists of the following:

                                                        Shares
                                                        Issued
                                           Shares       and
                                           Authorized   Outstanding     Amount
September 30, 1998                         ----------   -----------     ------
------------------

Preferred Stocks:
     Series A cumulative convertible            29,233       29,121   $    2,912
     Series B convertible                       12,704        1,458          145
     Series C convertible                      350,000      343,450      343,450
                                                         ----------   ----------

         Total preferred                                    374,029   $  346,507
                                                         ==========   ==========

Common Stock                                70,000,000    6,700,664   $   67,006

Stock Option Plan and Common Stock Purchase Warrants

In October 1998, the Company awarded 195,000 common stock purchase options to employees under the 1997 Stock Option Plan at an exercise price of $3.375 per share (the market price on the date of grant). On October 7, 1998, the Company entered into a Financial Advisory and Investment Banking agreement with Prime Charter Ltd. and issued 125,000 common stock purchase warrants at $3.50 per share. Total outstanding common stock purchase options and warrants at September 30, 1998 were 7,350,630 at prices of $4.25 to $10.00 per share.

3.  Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Shares outstanding and earnings per share have been restated to reflect the 1 for 5 stock split in November 1997.

4.  Goodwill

Goodwill is being amortized over its estimated period of benefit, not exceeding fifteen years.

5.  Litigation

A lawsuit was commenced against the Company's predessor ("Hillside Bedding") by Mid Hudson Clarklift as a result of a claim filed against them by a former employee of the Company who sustained an injury while operating a forklift. The lawsuit consists of four causes of action each for $5,000,000 and one cause of action by the former employee's wife for $2,000,000. The lawsuit is in the discovery stages. Management and its counsel have no opinion as to its ultimate disposition.

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

RESULTS OF OPERATIONS

September 30, 1998 compared to September 30, 1997

The Company's revenues for the first quarter ended September 30, 1998 increased to $34.8 million from $33.0 million for the prior year, an increase of approximately 5%. This increase is attributable to internal growth. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $3.3 million for September 30, 1998 from $2.7 million for the comparable 1997 quarter, a 20% increase due to the increased revenues and higher margin sales. Gross margins as a percentage of revenues for the quarter were 9.3% as compared to 8.1% for the prior year. These margins are expected to increase as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, and training.

September 30, 1998 operating expenses exclusive of amortization of intangible assets increased to $2.9 million as compared to $1.9 million for the prior year. The increase is for expenses attributable to the Logix Solutions increasing division personnel from five employees to over 30 and charges related to a terminated merger. Amortization of intangible assets increased to $75,000 for the quarter from $60,000 in the comparable 1997 period. The provision for income taxes was $113,000 for the 1998 quarter as compared to $340,500 for 1997 quarter.

As a result of the above, the Company's net income was $200,814 for the three months ended September 30, 1998 compared to $471,103 for the 1997 quarter. For the September 30, 1998 quarter, net income per share was $.03 compared to $.08 in the prior year. The decrease in net income is attributed to costs related to a terminated acquisition ($30,400) and losses of $371,840 for the software division net of tax benefit or $.06 per share. Shares outstanding increased due to the April 1998 acquisition of Logix Solutions and shares sold in a private placement. Average diluted outstanding were 7,192,285 for 1998 and 5,871,718 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $3,375,415 at September 30, 1998, an increase of $1,590,565 as compared to June 30, 1998. The Company's working capital at September 30, 1998 was $8,561,643 as compared to a working capital of $8,314,328 at June 30, 1998. The increase in working capital primarily resulted from increased profits. Net cash provided by operating activities was $2,498,409 due to decreases in accounts receivable and liabilities. Cash used for investing activities totaled $5,958 for the purchase of property and equipment.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $7 million. At September 30, 1998, indebtedness of the Company to Deutsche Financial was $6,096,826, a decrease of $901,886 compared to June 30, 1998. Substantially all company tangible and intangible assets are pledged as collateral for this facility.

                        Atec Group, Inc. and Subsidiaries
                                Other Information
                               September 30, 1998

PART II

Item 6.  Exhibits and Reports on form 8-K

 a) Exhibits - none

 b) Reports on Form 8-K:

      The following reports on Form 8K were filed by the Company during the quarter ended September 30, 1998:

            NONE

                                  Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ATEC GROUP, INC.
                                  (REGISTRANT)



Dated:  November 13, 1998

                                  By: s/Ashok Rametra
                                      ------------------------------------------
                                      Ashok Rametra, in the capacity of both
                                      Vice President and Chief Financial Officer