Form 10-Q
period 1998-12-31
ATEC GROUP INC
filed 1999-02-16
CIK 893970

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

                     For the Quarter Ended December 31, 1998

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

Issuer's telephone number, including area code (516) 231-2832
                                               ---------------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

As of the close of business on December 31, 1998, there were 6,700,664 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    Financial Information

            Item 1 - Consolidated Financial Statements.......................1-5

            Item 2 - Notes to Consolidated Condensed Financial Statements....6-8

            Item 3 - Management Discussion & Analysis of Financial
                     Condition and Results of Operations....................9-10

PART II   Other Information Required in Report

            Item 6 - Other Information........................................11

            Signature Page....................................................12

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              UNAUDITED            AUDITED
                                          December 31, 1998     June 30, 1998
                                          -----------------   -----------------
ASSETS

Current Assets
     Cash                                        $3,693,384          $1,784,850
     Accounts receivable, net                     7,106,251          17,634,632
     Loan receivable                                597,016                  --
     Inventories                                  1,694,568           1,790,695
     Prepaid taxes                                  425,709                  --
     Deferred taxes                                  37,249              37,249
     Other current assets                           302,909             576,677
                                          -----------------   -----------------
          Total currrent assets                  13,857,086          21,824,103

Property and equipment, net                         510,385             568,026

Goodwill, net                                     3,998,623           4,168,623

Other assets                                         68,522              73,412
                                          -----------------   -----------------
                                                $18,434,616         $26,634,164
                                          =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                      --            $339,944
     Revolving inventory line of credit           1,545,640           6,998,712
     Accounts payable                             2,736,147           4,154,143
     Notes payable - related parties                     --               2,967
     Accrued expenses                               683,776           1,166,070
     Income taxes payable                                --             790,882
     Other current liabilities                      161,177              57,057
                                          -----------------   -----------------
          Total liabilities                       5,126,740          13,509,775
                                          -----------------   -----------------
Stockholders' equity
     Preferred stocks                               346,507             346,507
     Common stock                                    67,006              67,006
     Additional paid-in capital                   9,035,615           9,035,615
     Discount on preferred stock                   (309,105)           (309,105)
     Retained earnings                            4,208,653           3,984,366
     Less:  Treasury stock at cost                  (40,800)                 --
                                          -----------------   -----------------
          Total stockholders' equity             13,307,876          13,124,389
                                          -----------------   -----------------
                                                $18,434,616         $26,634,164
                                          =================   =================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMER 31,

                                                      1998             1997
                                                  ------------    ------------

Net sales                                          $32,797,105     $36,138,869

Cost of sales                                       30,299,606      33,282,776
                                                  ------------    ------------
Gross profit                                         2,497,499       2,856,093
                                                  ------------    ------------
Operating expenses
     Selling and administrative                      2,363,445       1,840,963
     Amortization of goodwill                          105,000          60,000
                                                  ------------    ------------
          Total operating expenses                   2,468,445       1,900,963
                                                  ------------    ------------
Income from operations                                  29,054         955,130
                                                  ------------    ------------
Other income (expense)
     Interest income                                    43,982          42,816
     Interest expense                                  (13,062)         (7,089)
                                                  ------------    ------------
          Total other (expense) income                  30,920          35,727
                                                  ------------    ------------
Income (loss) before provision for income taxes         59,974         990,857

Provision for income taxes                              36,500         411,460
                                                  ------------    ------------
Net income (loss)                                      $23,474        $579,397
                                                  ============    ============
Basic and diluted earnings per share                     $0.00           $0.10
                                                  ============    ============
Weighted average number of shares                    7,192,285       5,963,168
                                                  ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED DECEMER 31,

                                                      1998            1997
                                                  ------------    ------------
Net sales                                          $67,617,938     $69,211,424

Cost of sales                                       61,864,395      63,654,305
                                                  ------------    ------------
Gross profit                                         5,753,543       5,557,119
                                                  ------------    ------------
Operating expenses
     Selling and administrative                      5,243,547       3,768,216
     Amortization of goodwill                          180,000         120,000
                                                  ------------    ------------
          Total operating expenses                   5,423,547       3,888,216
                                                  ------------    ------------
Income from operations                                 329,996       1,668,903
                                                  ------------    ------------
Other income (expense)
     Miscellaneous income                                   --          70,000
     Interest income                                    79,209          77,222
     Interest expense                                  (35,418)        (13,665)
                                                  ------------    ------------
          Total other (expense) income                  43,791         133,557
                                                  ------------    ------------
Income (loss) before provision for income taxes        373,787       1,802,460

Provision for income taxes                             149,500         751,960
                                                  ------------    ------------
Net income  (loss)                                    $224,287      $1,050,500
                                                  ============    ============

Basic and diluted earnings per share                     $0.03           $0.18
                                                  ============    ============

 Weighted average number of shares                   7,192,285       5,898,668
                                                  ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31,

                                                          1998          1997
                                                      -----------   -----------
Net cash provided by (used in) operating activities    $8,353,635   ($2,823,669)
                                                      -----------   -----------
Cash flows from investing activities:

          Increase in loans receivable                   (597,016)           --

          Purchase of treasury stock                      (40,800)           --

          Purchase of property and equipment              (11,302)     (107,449)
                                                      -----------   -----------
Net cash (used in) provided by investing activities      (649,118)     (107,449)
                                                      -----------   -----------

Cash flows from financing activities:

          Decrease in bank overdraft                     (339,944)           --

          Notes payable - related parties                  (2,967)           --

          Short term borrowings                        (5,453,072)    4,470,485
                                                      -----------   -----------
Net cash (used in) provided by financing activities    (5,795,983)    4,470,485
                                                      -----------   -----------
Net increase (decrease) in cash                         1,908,534     1,539,367

Cash and cash equivalents - Beginning of period         1,784,850     2,013,549
                                                      -----------   -----------
Cash and cash equivalents - End of period              $3,693,384    $3,552,916
                                                      ===========   ===========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1998

                        Common    Value     Series    Value      Additional  Discount on   Retained    Treasury Stock      Total
                        Shares    Common  Preferred  Preferred    Paid-In     Preferred    Earnings   ---------------  Stockholders'
                        Issued    Stock     Issued    Stock       Capital       Stock      (Deficit)  Shares   Amount     Equity
                        ------   -------  ---------  ---------   ----------  -----------   ---------  ------   ------  ------------
Balance at
  June 30, 1998       6,700,664  $67,006   374,029    $346,507   $9,035,615  ($309,105)   $3,984,366       0       $0   $13,124,389
Purchase of
  Treasury Stock                                                                                      (8,000)  40,800       (40,800)
Net Income for the
  Six Months Ended
  December 31, 1998          --       --        --          --           --         --       224,287                        224,287
Balance at
  December 31, 1998   6,700,664  $67,006   374,029    $346,507   $9,035,615  ($309,105)   $4,208,653  (8,000) $40,800   $13,307,876
                      ---------  -------   -------    --------   ----------  ---------    ----------  ------  -------   -----------

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                       SIX MONTHS ENDED DECEMBER 31, 1998
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2. Equity Securities

      Capital Stock

            The Company's capital stock consists of the following:

                                                     Shares
                                                     Issued
                                       Shares        and
                                       Authorized    Outstanding   Amount
                                       ----------    -----------   ------
December 31, 1998

Preferred Stocks:
     Series A cumulative convertible       29,233        29,121        $2,912
     Series B convertible                  12,704         1,458           145
     Series C convertible                 350,000       343,450       343,450
                                                     ----------    ----------

         Total preferred                                374,029      $346,507
                                                     ==========    ==========

Common Stock                           70,000,000     6,692,664       $67,006

Stock Option Plan and Common Stock Purchase Warrants

In October 1998, the Company awarded 195,000 common stock purchase options to employees under the 1997 Stock Option Plan at an exercise price of $3.375 per share (the market price on the date of grant). On October 7, 1998, the Company entered into a Financial Advisory and Investment Banking Agreement with Prime Charter Ltd. and issued 125,000 common stock purchase warrants at $3.50 per share. Total outstanding common stock purchase options and warrants at December 31, 1998 were 7,350,630 at prices of $4.25 to $10.00 per share.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ATEC Group, Inc. and Subsidiaries

Background

      ATEC is a leading system integrator and provider of a full line of IT service products. As a single source "end-to-end" solution provider for the computer needs of businesses, professionals, government agencies and educational institutions. ATEC enters the new millennium with a technological arsenal that includes Year 2000 remediation, multimedia products, video conferencing, system integration, networking, high speed data transmission, Internet, and Intranet ready solutions. In addition, the Company has positioned itself for growth in telecommunications, out sourcing of IT professionals, and offshore software development to provide its clients' technological needs in a cost effective manner.

Results of Operations

Three Months Ended December 31, 1998 compared to December 31, 1997

The Company's revenues for the second quarter ended December 31, 1998 decreased to $32.8 million from $36.1 million for the prior year, a decrease of approximately 9%. This decrease is primarily attributable to a decline in wholesale revenues due to increased price competition and direct sales by computer manufacturers. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period decreased to $2.5 million for December 31, 1998 from $2.8 million for the comparable 1997 quarter, a 13% decrease due to the decreased revenues. Gross margins as a percentage of revenues for the three months were 7.6% as compared to 7.9% for the prior year. The Company's goal is to increase these margins as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, and training.

December 31, 1998 operating expenses exclusive of amortization of intangible assets increased to $2.4 million as compared to $1.8 million for the prior year. The increase resulted from increased operating expenses in the Y2k division and setup costs relating to its electronic commerce operations.

The provision for income taxes was $36,500 for the 1998 quarter as compared to $223,018 for in the 1997 period.

As a result of the above, the Company's net income was $23,474 for the three months ended December 31, 1998 compared to a profit of $579,397 for the 1997 quarter. For the December 31, 1998 quarter, basic and diluted net income per share was $.00 compared to $.10 in the prior year. Average shares outstanding were 7,192,285 for 1998 and 5,963,168 for 1997.

Six Months Ended December 31, 1998 compared to December 31, 1997

Revenues for six months ended December 31, 1998 decreased to $67.6 million from $69.2 million for the prior year, a decrease of approximately 2%. This decrease is primarily attributed to a decline in wholesale revenues due to increased price competition and direct sales by computer manufacturers. Gross margins were $5.7 million as compared to $5.5 million for the comparable period of the prior year. Gross margins as a percentage of revenues for the six months were 8.4% as compared to 7.9% for the prior year. The increase in gross margins are the result of a shift in the customer mix away from wholesalers. Operating expenses increased to $5.2 million as compared to $3.7 million for the prior year. The 40% increase is attributed to increased operating expenses related to the Company's Y2k division. In addition, the Company incurred approximately $400,000 in setup costs relating to its electronic commerce operations. The provision for income taxes was $149,500 for 1998 as compared to $751,960 for the prior year.

As a result of the above, the Company's net income decreased to $224,287 for the six months ended December 31, 1998 as compared to $1,050,500 for the prior year. Primary and diluted net income per share was $.03 compared to $.18 in the prior year. Average shares outstanding were 7,192,285 for 1998 and 5,898,668 for 1997.

Liquidity and Capital Resources

The Company's cash position was $3.7 million at December 31, 1998, an increase of $1.9 million compared to June 30, 1998. The Company's working capital at December 31, 1998 was $8.7 million as compared to a working capital of $8.3 million at June 30, 1998. The increase in working capital primarily resulted from increased profits. Net cash provided by operating activities was $8.4 million. Cash used in investing activities totaled approximately $650,000, including an increase in loans receivable of $597,000, the purchase of treasury stock of $41,000 and purchase of property and equipment of $11,000.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $7 million. At December 31, 1998, indebtedness of the Company to Deutsche Financial was $1.5 million, a decrease of $5.5 million compared to June 30, 1998. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

                        ATEC Group, Inc. and Subsidiaries
                                Other Information
                                December 31, 1998

PART II

Item 6. Exhibits and Reports on form 8-k

a) Exhibits - none

b) Reports on Form 8-K:

      The following reports on Form 8K were filed by the Company during the quarter ended December 31, 1998:

            NONE

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATEC GROUP, INC.
                                   (REGISTRANT)


Dated: February 12, 1999           By: /s/ Surinder Rametra
                                       --------------------
                                       Surinder Rametra, in the capacity of both
                                       Chairman and Chief Executive Officer