Form 10-Q
period 1999-03-31
ATEC GROUP INC
filed 1999-05-17
CIK 893970

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

                      For the Quarter Ended March 31, 1999

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

                                YES |X|   NO |_|

As of the close of business on March 31, 1999, there were 6,881,038 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   Financial Information

           Item 1 - Consolidated Financial Statements........................1-5

           Item 2 - Notes to Consolidated Condensed Financial Statements.....6-8

           Item 3 - Management Discussion & Analysis
                    of Financial Condition and Results
                    of Operations...........................................9-10

PART II  Other Information Required in Report

           Item 6 - Other Information.........................................11

           Signature Page.....................................................12

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 UNAUDITED          AUDITED
                                               March 31, 1999    June 30, 1998
                                               --------------    -------------

ASSETS

Current Assets
     Cash                                          $305,969        $1,784,850
     Accounts receivable, net                    10,383,500        17,634,632
     Inventories                                  2,415,377         1,790,695
     Prepaid tax                                    486,119                --
     Deferred taxes                                  37,249            37,249
     Other current assets                           367,323           576,677
                                                -----------       -----------
          Total currrent assets                  13,995,537        21,824,103

Property and equipment, net                         648,164           568,026

Purchased technology, net                           955,470                --

Goodwill, net                                     3,913,623         4,168,623

Other assets                                         68,131            73,412
                                                -----------       -----------

                                                $19,580,925       $26,634,164
                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                      --          $339,944
     Revolving inventory line of credit           2,893,792         6,998,712
     Accounts payable                             1,580,727         4,154,143
     Notes payable - related parties                     --             2,967
     Accrued expenses                             1,146,806         1,166,070
     Income taxes payable                                --           790,882
     Other current liabilities                       17,126            57,057
                                                -----------       -----------

          Total liabilities                       5,638,451        13,509,775
                                                -----------       -----------

Stockholders' equity
     Preferred stocks                               346,507           346,507
     Common stock                                    68,810            67,006
     Additional paid-in capital                   9,607,812         9,035,615
     Discount on preferred stock                   (309,105)         (309,105)
     Retained earnings                            4,269,250         3,984,366
     Less:  Treasury stock at cost                  (40,800)               --
                                                -----------       -----------

          Total stockholders' equity             13,942,474        13,124,389
                                                -----------       -----------

                                                $19,580,925       $26,634,164
                                                ===========       ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,

                                                       1999             1998
                                                    ===========     ===========

Net sales                                           $22,839,467     $45,278,978

Cost of sales                                        19,589,956      42,210,327
                                                    -----------     -----------

Gross profit                                          3,249,511       3,068,651
                                                    -----------     -----------

Operating expenses
     Selling and administrative                       3,128,001       1,703,328
     Amortization of goodwill                            47,094          60,000
                                                    -----------     -----------

          Total operating expenses                    3,175,095       1,763,328
                                                    -----------     -----------

Income from operations                                   74,416       1,305,323
                                                    -----------     -----------

Other income (expense)
     Interest income                                     28,219          43,700
     Interest expense                                    (1,739)         (7,200)
                                                    -----------     -----------

          Total other (expense) income                   26,480          36,500
                                                    -----------     -----------

Income (loss) before provision for income taxes         100,896       1,341,823

Provision for income taxes                               40,300         644,075
                                                    -----------     -----------

Net income (loss)                                       $60,596        $697,748
                                                    ===========     ===========

Basic and diluted earnings per share                      $0.01           $0.12
                                                    ===========     ===========

Weighted average number of shares - diluted           8,201,818       5,874,757
                                                    ===========     ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31,

                                                       1999           1998
                                                    ===========   ============

Net sales                                           $90,457,405   $114,490,400

Cost of sales                                        81,454,351    105,864,629
                                                    -----------   ------------

Gross profit                                          9,003,054      8,625,771
                                                    -----------   ------------

Operating expenses
     Selling and administrative                       8,371,548      5,481,547
     Amortization of goodwill                           227,094        170,000
                                                    -----------   ------------

          Total operating expenses                    8,598,642      5,651,547
                                                    -----------   ------------

Income from operations                                  404,412      2,974,224
                                                    -----------   ------------

Other income (expense)
     Miscellaneous income                                    --         70,000
     Interest income                                    107,429        120,922
     Interest expense                                   (37,157)       (20,865)
                                                    -----------   ------------

          Total other (expense) income                   70,272        170,057
                                                    -----------   ------------

Income (loss) before provision for income taxes         474,684      3,144,281

Provision for income taxes                              189,800      1,509,255
                                                    -----------   ------------

Net income  (loss)                                     $284,884      $1,635,02
                                                    ===========   ============

Basic and diluted earnings per share                      $0.04          $0.28
                                                    ===========   ============

Weighted average number of shares - diluted           7,772,714      5,906,330
                                                    ===========   ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31,

                                                          1999          1998
                                                       ==========    ==========

Net cash provided by (used in) operating activities    $3,220,602    $6,655,094
                                                       ----------    ----------

Cash flows from investing activities:

          Purchase of treasury stock                      (40,800)           --

          Purchase of Nexar Technology                   (967,564)           --

          Purchase of property and equipment             (160,200)     (168,156)
                                                       ----------    ----------

Net cash (used in) provided by investing activities    (1,168,564)     (168,156)
                                                       ----------    ----------

Cash flows from financing activities:

          Exercise of Options and Warrants                574,001            --

          Short term borrowings                        (4,104,920)   11,243,678
                                                       ----------    ----------

Net cash (used in) provided by financing activities    (3,530,919)   11,243,678
                                                       ----------    ----------

Net increase (decrease) in cash                        (1,478,881)    4,420,428

Cash and cash equivalents - Beginning of period         1,784,850     2,013,549
                                                       ----------    ----------

Cash and cash equivalents - End of period                $305,969    $6,433,977
                                                       ==========    ==========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1999

                                            Common      Value     Series     Value    Additional  Discount on  Retained
                                            Shares     Common   Preferred  Preferred    Paid-In    Preferred   Earnings
                                            Issued      Stock     Issued     Stock      Capital      Stock     (Deficit)
                                           ---------   -------    -------   --------  ----------   ---------   ----------

Balance at June 30, 1998                   6,700,664   $67,006    374,029   $346,507  $9,035,615   ($309,105)  $3,984,366

Purchase of Treasury Stock

Shares issued upon exercise of warrants      164,937     1,650                           522,659

Shares issued upon exercise of options        15,434       154                            49,538

Net Income for the Nine Months Ended
  March 31, 1999                                  --        --         --         --          --          --      284,884

Balance at March 31, 1999                  6,881,035   $68,810    374,029   $346,507  $9,607,812   ($309,105)  $4,269,250
                                           ---------   -------    -------   --------  ----------   ---------   ----------

                                               Treasury Stock          Total
                                               --------------       Stockholders'
                                             Shares      Amount       Equity
                                           ----------  ----------   -----------

Balance at June 30, 1998                          0           $0    $13,124,389

Purchase of Treasury Stock                   (8,000)      40,800        (40,800)

Shares issued upon exercise of warrants                                 524,309

Shares issued upon exercise of options                                   49,692

Net Income for the Nine Months Ended
  March 31, 1999                                                        284,884

Balance at March 31, 1999                    (8,000)     $40,800    $13,942,474
                                             ------      -------    -----------

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        NINE MONTHS ENDED MARCH 31, 1999
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2.  Equity Securities

     Capital Stock

          The Company's capital stock consists of the following:

                                                       Shares
                                                       Issued
                                         Shares        and
                                         Authorized    Outstanding     Amount
                                         ----------    -----------     ------
December 31, 1998
-----------------

Preferred Stocks:
     Series A cumulative convertible        29,233         29,121     $    2,912
     Series B convertible                   12,704          1,458            145
     Series C convertible                  350,000        343,450        343,450
                                                       ----------     ----------

         Total preferred                                  374,029     $  346,507
                                                       ==========     ==========

Common Stock                            70,000,000      6,881,038     $   68,810

Stock Option Plan and Common Stock Purchase Warrants

In October 1998, the Company awarded 195,000 common stock purchase options to employees under the 1997 Stock Option Plan at an exercise price of $3.375 per share (the market price on the date of grant). On October 7, 1998, the Company entered into a Financial Advisory and Investment Banking Agreement with Prime Charter Ltd. and issued 125,000 common stock purchase warrants at $3.50 per share. On March 5, 1999, the Company issued 330,000 common stock purchase options at an exercise price of $4.50 to $9.00 per share to key employees in the new Nexar division. Total outstanding common stock purchase options and warrants at March 31, 1999 were 8,016,196 at prices of $3.13 to $10.00 per share.

3.  Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Shares outstanding and earnings per share have been restated to reflect the 1 for 5 stock split in November 1997.

4.  Goodwill

Goodwill is being amortized over its estimated period of benefit, not exceeding fifteen years.

5.  Purchased Technology

In March 1999, the Company acquired the patents and trademarks of Nexar Technologies from the bankruptcy court for a total of $967,564. The purchased technology is being amortized over five years.

6.  Litigation

A lawsuit was commenced against the Company's predecessor ("Hillside Bedding") by Mid Hudson Clarklift as a result of a claim filed against them by a former employee of the Company who sustained an injury while operating a forklift. The lawsuit consists of four causes of action each for $5,000,000 and one cause of action by the former employee's wife for $2,000,000. The lawsuit is in the discovery stages. Management and its counsel have no opinion as to its ultimate disposition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ATEC Group, Inc. and Subsidiaries

Background

      ATEC is a leading system integrator and provider of a full line of IT service products. As a single source "end-to-end" solution provider for the computer needs of businesses, professionals, government agencies and educational institutions. ATEC enters the new millennium with a technological arsenal that includes Year 2000 remediation, multimedia products, video conferencing, system integration, networking, high speed data transmission, Internet, Intranet ready solutions and personal computer manufacturing. In addition, the Company has positioned itself for growth in telecommunications, out sourcing of IT professionals, and offshore software development to provide its clients' technological needs in a cost effective manner.

Results of Operations

Three Months Ended March 31, 1999 compared to March 31, 1998

The Company's revenues for the third quarter ended March 31, 1999 decreased to $22.8 million from $45.3 million for the prior year, a decrease of approximately 50%. This decrease is primarily attributable to a decline in wholesale revenues due to increased price competition and direct sales by computer manufacturers. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $3.2 million for March 31, 1999 from $3.1 million for the comparable 1998 quarter, a 3% increase. Gross margins as a percentage of revenues for the three months were 14% as compared to 7% for the prior year. The increase is attributable to growth in the software division. The Company's goal is to increase these margins as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, and training.

March 31, 1999, operating expenses exclusive of amortization of intangible assets increased to $3.1 million as compared to $1.7 million for the prior year. The increase resulted from increased operating expenses in the software division and setup costs relating to its electronic commerce operations and internet services.

The provision for income taxes was $40,300 for the 1999 quarter as compared to $644,075 for the 1998 period.

As a result of the above, the Company's net income was $60,596 for the three months ended March 31, 1999, compared to a profit of $697,748 for the 1998 quarter. For the March 31, 1999 quarter, basic and diluted net income per share was $.01 compared to $.12 in the prior year. Average shares (diluted) outstanding were 8,201,818 for 1999 and 5,874,757 for 1998.

Nine Months Ended March 31, 1999 compared to March 31, 1998

Revenues for nine months ended March 31, 1999 decreased to $90.5 million from $114.5 million for the prior year, a decrease of approximately 21%. This decrease is primarily attributed to a decline in wholesale revenues due to increased price competition and direct sales by computer manufacturers. Gross margins were $9.0 million as compared to $8.6 million for the comparable period of the prior year. Gross margins as a percentage of revenues for the nine months were 10% as compared to 7.9% for the prior year. The increase in gross margins are the result of higher margins in the software divisions. Operating expenses increased to $8.4 million as compared to $5.4 million for the prior year. The 56% increase is attributed to increased operating expenses related to the Company's software and internet services group. The provision for income taxes was $189,800 for 1999 as compared to $1,509,255 for the prior year.

As a result of the above, the Company's net income decreased to $284,884 for the nine months ended March 31, 1999, as compared to $1,635,026 for the prior year. Primary and diluted net income per share was $.04 compared to $.28 in the prior year. Average shares (diluted) outstanding were 7,976,312 for 1999 and 5,906,330 for 1998.

Liquidity and Capital Resources

The Company's cash position was $0.3 million at March 31, 1999, a decrease of $1.5 million compared to June 30, 1998. The Company's working capital at March 31, 1999 was $8.3 million as compared to a working capital of $8.3 million at June 30, 1998. Net cash provided by operating activities was $3.8 million. Cash used in investing activities totaled approximately $1.2 million, including the purchase of Nexar technology for $968,000, the purchase of treasury stock of $40,800 and purchase of property and equipment of $160,200.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $7 million. At March 31, 1999, indebtedness of the Company to Deutsche Financial was $2.9 million, a decrease of $4.1 million compared to June 30, 1998. Substantially, all of subsidiary company tangible and intangible assets are pledged as collateral for this facility.

                        ATEC Group, Inc. and Subsidiaries
                                Other Information
                                 March 31, 1999

PART II

Item 6.  Exhibits and Reports on form 8-k

 a) Exhibits - none

 b) Reports on Form 8-K:

      The following reports on Form 8K were filed by the Company during the quarter ended March 31, 1999:

            NONE

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ATEC GROUP, INC.
                                (REGISTRANT)


Dated: May 14, 1999             By: /s/ Surinder Rametra
                                    -----------------------------------------
                                    Surinder Rametra, in the capacity of both
                                    Chairman and Chief Executive Officer