Form 10-K405
period 1999-06-30
ATEC GROUP INC
filed 1999-09-28
CIK 893970

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

                     For the Fiscal Year Ended June 30, 1999

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

                                 YES |X| NO |_|

      On September 20, 1999, the aggregate market value of the voting common equity of ATEC Group, Inc., held by non-affiliates of the Registrant was $13,130,589* based on the closing price of $2.344 for such common stock on said date as reported by the National Association of Securities Dealers Small Cap Market System. On such date, there were 7,327,273 shares of common stock of the Registrant outstanding.

* Excludes 1,725,486 shares of common stock beneficially owned by Surinder Rametra, Ashok Rametra, George Eagan, James Charles and David Reback, the officers and directors of the Company.

ITEM 1. BUSINESS

GENERAL

      ATEC Group, Inc. ("the Company" or "ATEC") was incorporated under the laws of Delaware in July of 1992. ATEC is a leading systems integrator and solution provider in the field of computer technology and information systems. Procurement, build to order systems, network design, project implementation, telecommunications and help desk support are just few of the services ATEC offers to businesses of all sizes, professionals, government agencies, educational institutions and home users. In continuation of our effort to provide end-to-end solutions to our clients, we committed significant resources in 1999 to establish a PC manufacturing division-Nexar(R), a line of branded computer products built with state-of-the-art technology. Nexar(R) products are designed to support new and emerging technologies while at the same time reducing total cost of ownership by extending the life cycle of the PC with easy-to-upgrade components. This includes bridging processor generations with a unique Cross Processor Architecture (XPA) design within the same footprint.

      ATEC enters the new millennium with the launch of its e-commerce web site, www.atecgroup.com. ATEC's web site is designed to ensure its clients seamless access, security, speed and ease of use. It employs a unique and powerful search engine and database that was developed in-house. We plan to market this search engine and e-commerce development capability as a new offering to our clients while continuing our own expansion into the e-commerce marketplace. Our e-commerce site will offer over 60,000 information technology (IT) products from the major PC and peripherals manufacturers along with access to comprehensive technical specifications on most of these products. Our site will also offer Nexar products direct to end-users and corporate clients. This will allow buyers to shop, compare and procure all their IT product needs through one place, easily and quickly, making ATEC a one-stop solution. We also plan to include online auctions, corporate buying and a build-to-order configurator.

      Along with e-commerce solutions, we initiated atecone.com, our Internet Service Provider (ISP) division providing boutique Internet solutions, including virtual web, domain name hosting, DSL, ADSL, dial up, full and fractional T1 & T3, web-based messaging services, Internet/Intranet design, and integration of large and small e-commerce solutions.

      ATEC is founded on several core competencies including IT systems design, local and wide area networking (LAN/WAN), telecommunications, PC manufacturing, software development and Internet/Intranet-ready solutions. As we grow it becomes necessary to create an enterprise-focused team to deliver the breadth of these solutions to our clients. As a result, we created the Technology Integration Services (TIS) division in 1999 as the strategic marketing arm to call on our corporate clients. TIS offers the entire ATEC family of services and products and is focused on client acquisition and retention.

INDUSTRY

      Complex computer information processing systems, the foundation on which business and organizations now function, are continuously being redesigned, modified and upgraded as new computer and telecommunications technologies are introduced. Until the mid-1980s, either mid-range or mainframe computer systems were used to manage an organization's mission-critical, transaction-oriented commerce and business functions, such as banking, credit transactions, retail point-of-sale transactions and airline reservations. Networks supported access to these functions, either within a single site or from numerous geographically dispersed sites.

      In the late 1980s, a new architecture for information processing called "client/server" computing emerged, fueled by the growing intelligence in desktop computers, expanding capabilities of software applications and growing capabilities of networks. A client/server system typically consists of multiple intelligent desktop client computers linked with high-performance server computers by a LAN/WAN and is characterized by the flexibility and mobility of both application and user. In order to take advantage of their established operational staff and physical plant, many corporations are seeking to reconfigure their existing mainframe/mid-range computers (sometimes referred to as "legacy systems") to operate in parallel with client/server networks.

      We believe that these two information system models - legacy systems and client/server systems - will continue to coexist, each with advantages for certain applications. Thus, organizations are faced with complex decisions concerning the current and future configurations of their information systems, based on factors such as the re-engineering of aspects of legacy systems to function more efficiently with related client/server systems. The markets for information technology products and services are expected to continue to experience significant growth over the next few years. We believe that the leading factors driving the growth in the markets are the continued transition to distributed computing technologies, such as client/server, increased networking of personal computers into LAN/WAN, increased use of the Internet and growing use of Intranets in corporate environments.

BUSINESS STRATEGY

      Our strategic focus is to pursue growth in our core business by providing our clients access to an extensive range of products and services. Significant price competition and abbreviated product life cycles have driven us to pursue lower cost integration, assembly and distribution by implementing virtual warehouses and distribution facilities of major partners such as Synnex, Pinacor, Merisel, Ingram, Tech Data and many others. Further, to strengthen our core business as well as to be self-dependent to serve our clients better, we introduced Nexar(R) branded PC products. For the most part PC manufacturing is outsourced, using a distinguished ISO9002 certified manufacturing facility, eliminating the majority of fixed costs, helping to cover the cost of our systems and allowing us to pass these savings on to our clients.

We seek to maintain a low-cost overhead structure by automating our management and operating functions. Additionally, our business model strength lies in our ability to access an extensive selection of IT products stocked by a number of major distributors through our integral information systems. This system makes available to our sales representatives, as well as certain clients, the pricing and availability of over 60,000 IT products, updated on a daily basis. We believe that our current business model helps to reduce our working capital requirements by maintaining limited inventory, employing extensive warehousing of our allied distributors and achieving revenue growth without a significant capital investment in inventory.

MARKETING

      We are striving to achieve greater client satisfaction and continued growth despite aggressive competition, with an objective to continually work with our clients to manage their IT environment by providing solutions that reduce the total cost of ownership. The Company views these costs as follows:

      Usage Cost       - The number of times a support process is used
      Transaction Cost - The cost of executing a support process or acquiring technology

      Total Cost       = Usage Cost + Transaction Cost

      We believe that by employing better processes, systems design and acquisition options, it is possible to reduce the total IT operational costs for our clients. We deliver these options via our various product and service groups, each focused on specific cost areas, by providing optimal solutions that allow the client to take advantage of the technology acquired to complete the task.

      Our marketing strategy is to educate business clients about our ability to provide a single source, end-to-end solution. To create a unique identity and to be distinguished from our competition, we have committed our resources to assisting our clients in the implementation of the latest changing technology. We also benefit from word of mouth promotion and repeat business from existing satisfied clients.

PRODUCTS, SERVICES AND SOLUTIONS

Products - Overview

      We market a broad selection of products with a focus on microcomputers, client/servers and peripherals manufactured by major vendors. We are an authorized sales and service dealer for major manufacturers including, but not limited to, Compaq, Gateway, Hewlett-Packard, Apple, Novell, Informix, Quest Communication, AMD, CITRIX, 3 Com, Toshiba, Oracle, Sybase, GM Hughes and numerous others. The sales of products by major manufacturers such as Apple, Compaq, Toshiba and Hewlett-Packard generated over 50% of our revenue for the year ended June 30, 1999. Our agreements with these vendors are generally renewed periodically and permit termination by manufacturers without cause, generally upon 30 to 90 day's notice. We believe that these provisions are standard in the computer reseller industry.

      We evaluate product assortment based on technological advances, availability and marketability of the products. We continually seek to expand our product offerings in response to market conditions. Service and support offered by us is performed with an emphasis on achieving higher profit margin and ensuring good quality and service to our clients. We have excellent vendor/dealer relationships with distributors such as Synnex (formerly ComputerLand), Pinacor, Merisel, Tech Data, Ingram and many more. These relationships enable us to source our products from multi-distribution channels.

      The PC market underwent major changes during 1998/1999. The major PC manufacturers, such as IBM, Compaq, Toshiba, Apple and Hewlett Packard, changed their focus away from the reseller channels and towards direct marketing. As a result, we experienced difficulties in obtaining products from our vendors during this period. We believe that we have no control over the continuously changing market conditions and deteriorating profit margins.

PC Manufacturing

      Nexar(R), a new division of the ATEC Group with patents and patent pending technologies, is an innovative manufacturer of personal computers with a fundamentally different approach to personal computing. Nexar manufactures PCs that allow for customization of the system and enable end-users to affordably upgrade all major system components, including future processor and technology advances. Nexar is the industry leader in addressing the most common fear end-users have about investing in personal computing: rapid technology obsolescence.

      Nexar has developed three new lines of personal computers. These products offer value, flexibility and give clients the ability to extend the life of their technology investment within the same footprint with built-in protection to reduce obsolescence. We are continually developing and introducing product lines to keep ahead of technology. The current new lines of personal computers are:

o Enable Series: This series captures the true essence of the PC, powered by the latest class of processors, and is built to the rigorous standards of ISO9002 specifications. Superior quality and performance are combined to create top value in the world of desktop computers. Enable is aimed at the cost-conscious consumer and is currently shipping and available through major retailers as well as directly from www.nexarusa.com.

o Empower Series: These systems are built to the client's specifications using widely accepted quality components and peripherals to ensure 100% compatibility. This line is the ideal solution for clients who demand to stay on the cutting edge of technology. The Empower line is aimed at corporate users who require value and the flexibility of standard options and components. Empower is currently available through the reseller channel as well as directly from www.nexarusa.com.

o Infinity Series: From state-of-the-art cross processor architecture (XPA) to the total cost of ownership, the Infinity Series is aimed at corporate end-users who buy in large quantities and want to protect their significant technology investments from technical obsolescence. This series will incorporate Nexar's patent-pending XPA technology, which uses standard components but allows for processor and memory upgrades across processor generations from within the same PC footprint. This product is expected to be available early next year.

      Nexar offers its products through a network of distributors, value-added resellers, system integrators (including ATEC's TIS group), as well as directly through the Company's web sites: www.nexarusa.com and www.atecgroup.com.

E-commerce

      We launched our e-commerce web site, www.atecgroup.com, in 1999. Our web site design ensures our customers seamless access, security, speed, flexibility and ease of use. It employs unique and powerful search engines and a database that has been developed in-house. Our e-commerce site features over 60,000 information technology products. The site also provides our clients with technical specifications on many products and incorporates daily updates.

      www.atecgroup.com is registered and accessible through over 100 popular search engines worldwide, including Yahoo, AltaVista, Lycos, Infoseek, Excite and several others. We will leverage our existing base of over 100,000 clients nationwide, as well as explore banner advertising on high-traffic search engines to popularize our new site.

      The opening of our e-commerce site marks our entry into the explosive e-commerce market. The Gartner Group, a leading economic forecaster for the high tech industry, predicts online consumer sales will reach $20 billion by the year 2000. Gartner further predicts business-to-business online sales volume could reach as high as $175 billion by 2000.

Technology integration services

      Technology Integration Services (TIS), formerly the systems integration group, is focused on corporate clients to provide value-added solutions that allow clients to take advantage of the technology they need. TIS acts as a liaison for our e-commerce, ISP, PC manufacturing and software development division. Some of the services TIS offers are discussed in the proceeding paragraphs.

Traditional Reseller:

      We are a technology partner with most of the major vendors and as a reseller can open- source any IT product. Our distributors include Synnex, Pinacor, Ingram-Micro, Merisel and Tech Data. These distributors have multiple warehouse sites and collectively have well over $ 1 billion in inventory at any point in time. Each of these distributors has access to the best availability, the deepest discounts and the highest level of technical support. Our account executives can research, acquire and price products from any of these sources and compare pricing and availability online to ensure the best service to our clients.

Build To Order (BTO)/Direct:

      We are a full participant in the Hewlett-Packard and Compaq BTO (built to order) programs. Our PC manufacturing division, Nexar, is set on assembling systems on BTO for all TIS clients and reseller partners.

Value Products:

      We acquire end-of-life products from the manufacturers. These are brand name, new, fully warranted products that can be serviced by any authorized provider. Brands include Cisco, Compaq, IBM, HP, View Sonic and many more. However, the availability of these products is sporadic and the pricing is often negotiable based on the supplies availability with the manufacturer.

Staff Augmentation and Outsourcing:

      Finding qualified individuals has become a significant problem for many of the IT companies. As an employer, we continually seek qualified marketing, sales and technical professionals and we have the ability to recruit, hire and maintain such individuals. Our professionals are exposed to a variety of technology environments and have skills to correctly implement new technologies, such as messaging services, systems administration and desktop management. Our professionals carry advanced certifications from major manufacturers that include Cisco, Microsoft, Novell and others. We also offer staff augmentation on a daily, weekly, monthly and longer basis for onsite assignments to our clients as needed.

Professional and Network Services:

      Along with other systems integrators, we are constantly training and retraining our technicians in fast-changing technologies in order to provide the latest IT solutions to our clients. Some of the services and project capabilities that we focus on are Core Services, Design and Migration Expertise, Project Management and End-User Support.

SPECIAL TECHNOLOGIES AND MARKETS

Animation and Digital Publishing

      ATEC Digital Arts specializes in the fast-moving animation and digital publishing marketplace. Expertise developed from dealing with some of the largest advertising and publishing companies gives us the ability to deliver these unique solutions to our clients. These solutions go beyond the traditional integrator expertise and require specialized equipment and software skills and often require specialized technology from high-end manufacturers like Intergraph and Silicon Graphics. Technology supported includes Unix, NT, MAC, Silicon Graphics, Intergraph, Softimage, Kinetix, Media 100, Accom, DPS, Sony, Adobe, Canto and many more. Some of the applications and solutions include:

      Digital Publishing, Animation and Multimedia Systems Design
      Electronic Publishing and Pre-Press Solutions
      Turnkey Solutions including Design, Training and Integration

Telecommunications

      Our ATEC/Switch Now alliance provides a unique set of solutions in Voice Over IP (VOIP) technology that is capable of managing voice, fax, Internet messaging and other forms of communications traffic. As such, we bring features previously available only to larger clients and telephone carriers to a broader market. This solution is highly scalable from 24 to over 3,000 lines and includes advanced calling features such as call waiting, calling cards, long distance and using PCs as phones without needing separate handsets. Our unique approach, which combines systems integration with a carrier business, will enable us to reach a diverse base of clients that require telecom and data communications.

Internet Access - atecone.com

      As voice and data technologies continue to converge, our goal is to be the one-stop provider to take advantage of this expanding market. Our approach is to provide access and all necessary services to integrate this functionality including LAN/WAN consulting, voice over IP, Internet-based VPN design, turnkey Internet provisioning, as well as web design and hosting.

      Along with the above solutions, atecone.com provides boutique Internet solutions including virtual web, domain name hosting, web-based messaging services, DSL, ADSL, dial-up, full and fractional T1 & T3, and integration of large and small e-commerce solutions. We started this pilot program at one of our locations and plan to expand to our other locations depending upon the program's success.

COMPETITION

      The microcomputer market is very competitive. We compete directly with major PC manufacturers, a variety of local and national distributors, super stores, retailers, mail order houses and other entities that offer computer products and services. We seek to compete with our competitors based upon our commitment to provide a cost-effective, single source "end-to-end" solution to our clients' data processing needs. While we attempt to competitively price hardware and software items, we do not focus on pricing as our primary competitive strength. Before price, management believes that our principal strength is our ability to offer clients complete and cost-efficient solutions to their individual computer needs.

      Our ability to compete depends in part on several factors including the ability of our competitors to hire, retain and motivate a large number of personnel and the price at which others offer comparable services. Many participants, such as PC manufacturers, computer resellers, software development and systems integration providers have significantly greater financial, technical and marketing resources than we do.

BACKLOG

      We do not have a significant backlog, as we normally deliver and install the computer products purchased by our clients within a short time of the date of order.

GOVERNMENTAL REGULATION AND CONTRACTS

      We believe that we are in material compliance with federal and state laws and regulations that are applicable to our operations. We are not a party to any government contract that represents a material portion of our revenue or that, if terminated or renegotiated, would have a material adverse effect on our business.

PATENTS AND TRADEMARKS

Patented Technology

      The U.S. Patent & Trademark Office awarded Nexar a patent for its advanced PC motherboard and chassis design in September 1997. The patent addresses the Nexar PC's Inverted Socket Process Architecture (ISPA) designs that place the processor, system memory and cache sockets on the undercarriage of the motherboard. We currently have Patent Pending Technology for a "future ready" XPA design that incorporates highly innovative split motherboard design. XPA is a substantial enhancement to Nexar's initially awarded ISPA patent because it supports multiple processor architectures. The XPA design separates the most stable components of a PC from those components that are most susceptible to technology obsolescence, easily enabling resellers and users to adapt to rapidly changing technologies.

The XPA's split motherboard using standard NLX design, features a modular CPU/Logic board that supports the chipset, processor and memory sockets, which are the most evolutionary in terms of constantly changing technology. The second half of XPA's split motherboard is the I/O (Input/Output) controller board and contains the stable PC technology including PCI and ISA expansion slots, and ports for standard and USB peripheral options. XPA's split motherboard enables end-users to upgrade any PC component, and provides users with the ability to seamlessly migrate from one processor platform to another (i.e. Pentium, Pentium II, Pentium III,) including future processor technology developments, as they become available.

Trademark

      On May 11, 1999, the U.S. Patent and Trademark Office granted the Company a trademark for Nexar. We plan to use the Nexar mark on our line of computers. The registration shall remain in force for ten (10) years.

EMPLOYEES

      As of the date of this Annual Report, we had an aggregate of approximately 121 employees, including 4 administrators, 20 staff persons, 12 managers, 43 full-time sales persons, 39 technical and 3 warehouse personnel. We have no collective bargaining agreements and believe that relations with our employees are good.

ITEM 2. PROPERTIES

      Our headquarters and executive offices are located at 90 Adams Avenue, Hauppauge, New York. This location occupies approximately 6,000 square feet leased pursuant to a lease expiring in 2000 providing for annual rental payments of approximately $44,000, plus certain expenses. We also maintain a retail location and warehouse facility in Albany, New York, consisting of approximately 8,050 square feet. The Albany facility lease expires on June 30, 2003 and requires annual rental payments of $108,192, plus all expenses and taxes attributable to the operation of the premises. The Albany facility is leased from a company controlled by Surinder and Ashok Rametra, officers and directors of the Company. Our New York City operations are located at 143 West 29th Street, New York, New York. This location occupies 4,000 square feet, is leased on a month to month basis and requires annual rental payments of $39,000, plus certain expenses. Due to limited space, additional space was leased at 143 West 29th Street, New York, New York. This location occupies 4,000 square feet and required annual payments of $36,000 per year, plus other expenses under a lease expiring in 2002. Another facility is located in Pinebrook, New Jersey. This location occupies 5,328 square feet and requires annual payments of approximately $41,026 per year, plus other expenses under a lease expiring in 2002. Our Logix subsidiary has subleased a facility that occupies 8,000 square feet at an annual rental of approximately $92,000, expiring in 1999. We also lease space in Syracuse, NY, Westboro, Massachusetts and Brampton, Ontario. The Syracuse facility occupies 1300 square feet and requires annual rental payments of approximately $16,000 per year, plus other expenses under a lease expiring in 2002. The Westboro facility occupies 3,000 square feet and requires annual rental payments of $31,500 per year, plus other expenses under a lease expiring in 2002. The Brampton facility occupies 425 square feet and requires annual rental payments of $5,083 per year, plus other expenses under a lease expiring in 2001.

      We believe that our current facilities are suitable for our present and projected needs. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

      A third-party action was commenced against the Company's predecessor ("Hillside Bedding") in the Supreme Court, Bronx County in 1993. The action results from a claim by a former worker who was allegedly injured while operating a forklift during the course of his employment. The worker commenced an action against the Company that maintained the forklift, Mid Hudson Clarklift ("MH"), seeking damages of $7,000,000 for the alleged failure of such company to properly maintain and service the lift. MH instituted a third-party action seeking judgment for all or part of any verdict or judgment that may be obtained against MH. The case is presently in the discovery stages.

      On August 23, 1999, a class action lawsuit was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased our common stock from October 12, 1998, through May 19, 1999, inclusive. The complaint charges us and certain of our officers and directors with violations of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5 promulgated thereunder. Plaintiff seeks to recover damages on behalf of all class members.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the last quarter of 1999, we did not submit any matter to the vote of our shareholders.

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

      Our common stock is traded on the National Association of Security Dealers Automated Quotation System ("NASDAQ") under the symbol "ATEC". The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the NASDAQ. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

                                  COMMON STOCK

                                                     High          Low
                                                     ----          ---

1997

      Quarter ended 9/30........................    8 19/32      7 11/32
      Quarter ended 12/31.......................    3 1/2        3 1/4

1998
      Quarter ended 3/31........................    6 1/2        5 5/8
      Quarter ended 6/30........................    7 5/8        6 15/16
      Quarter ended 9/30........................    7 15/32      3 15/16
      Quarter ended 12/31.......................    8 1/8        3 1/4

1999
      Quarter ended 3/31........................    10 7/8       5 7/8
      Quarter ended 6/30........................    8 5/16       2 15/16

      On September 20, 1999, there were approximately 245 holders of record of our common stock, 15 holders of record of Series A preferred shares and 3 holders of record of the Units. The number of record holders does not include holders whose securities are held in street name.

                                    DIVIDENDS

      We do not currently pay dividends on our common stock. It is management's intention not to declare or pay dividends on our common stock, but to retain earnings for the operation and expansion of our business.

      The holders of its Series A preferred shares are entitled to certain dividend payments upon declaration by our Board of Directors. (See "Item 8-Financial Statements").

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data as and for each of the five years in the period ended June 30, 1999, have been derived from our audited financial statements. This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis."

Operating Data                        1999            1998*           1997*          1996*           1995*
                                      ----            -----           -----          -----           -----
Net Sales                         $107,435,617    $187,150,614    $100,841,362    $81,812,045    $47,565,542
Income (Loss) from
continuing operations             $ (4,299,228)   $  2,740,066    $  1,667,898    $   838,346    $(2,251,354)
Income (Loss) per common share:
Basic                             $       (.62)   $        .45    $        .28    $       .20    $     (1.25)
Diluted                           $       (.62)   $        .43    $        .28    $       .20    $     (1.25)

Balance Sheet Data

Total Assets                      $ 16,004,995    $ 26,634,164    $ 17,147,707    $13,322,133    $11,724,938
Long-term obligations                       --              --              --    $   228,322    $   918,291
Cash dividends per
common share                           Nil             Nil             Nil            Nil             Nil

* Results have been restated to include the June 1996 acquisition of Innovative Business Micros, Inc. Shares outstanding and earning per share for 1996 have been restated to reflect the increase in shares issued upon the conversion of preferred stock due to market price changes. All earnings per share reflect the Company's one for five reverse stock split in November 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

      We are a leading system integrator and provider of a full line of IT service products, as well as a single source "end-to-end" solution provider for the computer needs of businesses, professionals, government agencies and educational institutions.

RESULTS OF OPERATIONS

Fiscal 1999 compared to Fiscal 1998

      Our revenues for the 1999 fiscal year ("Fiscal 1999") decreased to $107.4 million from $187.2 million for the prior year, a decrease of approximately 43%. This decrease is primarily attributable to a significant drop in sales in our distribution division and a major shift in the marketing philosophy of large systems manufacturers who are gradually decreasing their distribution network and increasingly selling directly to end-users and introducing build-to-order systems, which resulted in less available product. Our revenues are generated by sales of computer hardware and software, and related support services. Gross profit for Fiscal 1999 decreased to $11.1 million from $13.7 million for 1998, a 19% decrease due to the decreased revenues. Gross margin for Fiscal 1999 was 10.3% as compared to 7.3% for the prior year. These margins are expected to increase as we attempt to increase our market share in more profitable sectors of the business such as PC manufacturing, integration, hardware service/maintenance, telecommunications, networking and training.

      Fiscal 1999 operating expenses exclusive of amortization of intangible assets increased to $12.7 million as compared to $8.6 million for the prior year. The 47% increase in operating expenses is related primarily to $2.5 million of additional salaries and expenses for the Y2K division, $700,000 of start up and financing costs related to the Nexar acquisition and additional costs to develop E-commerce and hiring additional personnel.

      Amortization of intangible assets increased to $443,000 for the year from $308,000 in the comparable 1998 period, due to the Logix acquisition which was consummated in April 1998. In addition, in 1999 we incurred one-time charges of $3,000,000 of goodwill for prior acquisitions. We also earned $124,000 of interest income and incurred $38,000 of interest expense in 1999 due to our continued judicious use of working capital.

      The provision for income taxes for 1999 was a benefit of $641,000 as compared to an expense of $2,145,000 for 1998.

      As a result of the above, we incurred a loss of $4,300,000 for 1999 compared to net income of $2,740,000 in 1998. For 1999, net loss per share was $.62 compared to net income of $.43 per share in the prior year. Diluted net loss per share, exclusive of the one-time charges for the impairment of goodwill and the start-up costs (net of tax credits) for the Nexar division, amounted to $.12. Basic and diluted average shares outstanding were 6,885,069 for 1999.

Fiscal 1998 compared to Fiscal 1997

      Our revenues for the 1998 fiscal year ("Fiscal 1998") increased to $187.2 million from $100.8 million for the prior year, an increase of approximately 86%. This increase was primarily attributable to internal growth. Our revenues were generated by sales of computer hardware and software, and related support services. Gross profit for Fiscal 1998 increased to $13.7 million from $9.8 million for 1997, a 40% increase due to the increased revenues. Gross margin for Fiscal 1998 was 7.3% as compared to 9.7% for the prior year.

      Fiscal 1998 operating expenses exclusive of amortization of intangible assets increased to $8.6 million as compared to $6.9 million for the prior year. The 25% increase in operating expenses is related primarily to additional selling expenses and research and development expenses.

      Amortization of intangible assets increased to $308,000 for the year from $224,000 in the comparable 1997 period. Other income decreased to $148,000 from $282,000, primarily as a result of a $153,000 reduction in the sales tax obligation of our predecessor company in 1997. We also earned an additional $78,000 of interest income and incurred $32,000 less interest expense in 1998 due to our judicious use of working capital.

      The provision for income taxes for 1998 was $2,145,000 as compared to $1,299,000 for 1997.

      As a result of the above, our net income increased to $2,740,000 for 1998 from $1,668,000 in 1997. For 1998, net income per share was $.43 compared to $.28 in the prior year, an increase of 54%. Basic and diluted average shares outstanding were 6,079,045 and 6,338,151 respectively, for 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash position was $2,247,000 at June 30, 1999, an increase of $462,000 as compared to June 30, 1998. Our working capital at June 30, 1999 was $9,134,000 as compared to working capital of $8,314,000 at June 30, 1998. The changes in cash and working capital resulted primarily from operating losses ($590,000), increased investing activities ($1,200,000) and proceeds from the sale of common stock for $2,700,000.

      Cash used for investing activities totaled $1,211,000 primarily for the purchase of Nexar's patents and trademarks ($392,000), purchase of outstanding Logix options ($400,000) and for the purchase of property and equipment ($437,000).

      To accommodate our financial needs for inventory financing, we have been granted lines of credit with two financial institutions in the aggregate amount of $15,750,000. At June 30, 1999, our indebtedness to these institutions was $1,935,000, or a decrease of $5,064,000 compared to June 30, 1998. Substantially all of our tangible and intangible assets are pledged as collateral for these facilities.

YEAR 2000 COMPLIANCE

      We recognize the need to ensure Y2K compliance for our operation and believe we will not be adversely affected by Year 2000 software failure. Further we are communicating with suppliers, clients and others with which we do business to coordinate Year 2000 conversion. The cost of achieving compliance is estimated to be a minor increase over the cost of normal software upgrades and replacements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                    I N D E X

                                                                       Page No.
                                                                       --------

INDEPENDENT AUDITORS' REPORT ........................................     F-1

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as at June 30, 1999 and 1998 .......     F-2

     Consolidated Statements of Operations
       For the Years Ended June 30, 1999, 1998 and 1997 .............     F-3

     Consolidated Statements of Cash Flows
       For the Years Ended June 30, 1999, 1998 and 1997 .............  F-4 - F-5

     Consolidated Statements of Stockholders' Equity
       For the Years Ended June 30, 1999, 1998 and 1997 .............  F-6 - F-8

NOTES TO FINANCIAL STATEMENTS ....................................... F-9 - F-21

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and have therefore been omitted or the required information is shown in the Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
ATEC Group, Inc.

We have audited the accompanying consolidated balance sheets of ATEC Group, Inc. and Subsidiaries as at June 30, 1999 and 1998, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries as at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 1999, in conformity with generally accepted accounting principles.


      /s/ Weinick Sanders Leventhal & Co., LLP

New York, N. Y.
August 20, 1999, except for Note 7 as
to which the date is August 23, 1999

                        ATEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  A S S E T S

                                                             June 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Current assets:
  Cash                                             $  2,246,951    $  1,784,850
  Accounts receivable - net                           8,666,500      17,634,632
  Inventories                                         1,110,273       1,790,695
  Deferred taxes                                        251,290          37,249
  Other current assets                                1,405,333         576,677
                                                   ------------    ------------
        Total current assets                         13,680,347      21,824,103

Property and equipment - net                            750,279         568,026

Goodwill - net                                        1,519,775       4,168,623

Other assets                                             54,594          73,412
                                                   ------------    ------------

                                                   $ 16,004,995    $ 26,634,164
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                   $         --    $    339,944
  Revolving lines of credit                           1,934,534       6,998,712
  Accounts payable                                    1,709,763       4,154,143
  Notes payable - related parties                            --           2,967
  Accrued expenses                                      669,738       1,166,070
  Income taxes payable                                       --         790,882
  Other current liabilities                             232,768          57,057
                                                   ------------    ------------
        Total current liabilities                     4,546,803      13,509,775
                                                   ------------    ------------

Stockholders' equity:
  Preferred stocks                                      321,090         346,507
  Common stock                                           73,270          67,006
  Additional paid-in capital                         11,758,235       9,035,615
  Discount on preferred stocks                     (    288,090)   (    309,105)
  Retained earnings (deficit)                      (    314,862)      3,984,366
                                                   ------------    ------------
                                                     11,549,643      13,124,389
  Less:  Treasury stock - at cost                        91,451              --
                                                   ------------    ------------
        Total stockholders' equity                   11,458,192      13,124,389
                                                   ------------    ------------

                                                   $ 16,004,995    $ 26,634,164
                                                   ============    ============

                See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended June 30,
                                            -----------------------------------------------
                                                 1999             1998             1997
                                            -------------    -------------    -------------
Net sales                                   $ 107,435,617    $ 187,150,614    $ 100,841,362

Cost of sales                                  96,317,894      173,485,484       91,073,358
                                            -------------    -------------    -------------

Gross profit                                   11,117,723       13,665,130        9,768,004
                                            -------------    -------------    -------------

Operating expenses:
  Selling and administrative                   12,679,751        8,439,618        6,698,088
  Research and development                         10,525          180,759          161,158
  Amortization of goodwill                        442,577          308,015          224,190
                                            -------------    -------------    -------------
Total operating expenses                       13,132,853        8,928,392        7,083,436
                                            -------------    -------------    -------------

Income (loss) from operations               (   2,015,130)       4,736,738        2,684,568
                                            -------------    -------------    -------------

Other income (expense):
  Impairment of long-lived assets           (   2,999,075)              --               --
  Interest income                                 124,171          164,417           86,699
  Interest expense                                (37,630)         (80,341)   (     112,379)
  Other income (expense)                          (12,895)          64,286          308,089
                                            -------------    -------------    -------------
Total other income (expense)                (   2,925,429)         148,362          282,409
                                            -------------    -------------    -------------

Income (loss) before income taxes           (   4,940,559)       4,885,100        2,966,977

Provision for (benefit from) income taxes   (     641,331)       2,145,034        1,299,079
                                            -------------    -------------    -------------

Net income (loss)                           ($  4,299,228)   $   2,740,066    $   1,667,898
                                            =============    =============    =============

Earnings (loss) per common share:
  Basic                                     ($        .62)   $         .45    $         .28
                                            =============    =============    =============

  Diluted                                   ($        .62)   $         .43    $         .28
                                            =============    =============    =============

Weighted average shares outstanding:
  Basic                                         6,885,069        6,079,045        5,947,109
                                            =============    =============    =============

  Diluted                                       6,885,069        6,338,151        5,960,247
                                            =============    =============    =============

                See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years Ended June 30,
                                                         -----------------------------------------
                                                             1999           1998           1997
                                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                      ($4,299,228)   $ 2,740,066    $ 1,667,898
                                                         -----------    -----------    -----------
  Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                            254,982        173,950        146,123
    Amortization of goodwill                                 442,577        308,015        224,190
    Settlements of accrued liabilities                            --    (    70,000)   (   120,100)
    Reduction of deferred sales tax obligations                   --             --    (   183,052)
    Compensatory element of issuances of capital stock        24,000        142,500             --
    Loss on impairment of long-lived assets                2,999,075             --             --
    Provision for doubtful accounts                          469,211             --    (    20,000)
    Deferred taxes                                       (   214,041)            --          5,524
    Changes in assets and liabilities:
      Accounts receivable                                  8,498,921    ( 8,468,573)   ( 4,074,242)
      Receivables from officers and related parties               --             --          6,124
      Inventories                                            680,422    (   408,459)     1,431,701
      Other current assets                                  (828,656)   (   135,208)   (    27,757)
      Other assets                                                --    (    42,159)        51,100
      Revolving lines of credit                          ( 5,064,178)     5,168,353    (   254,695)
      Accounts payable                                   ( 2,444,380)   (   293,452)     3,102,699
      Accrued expenses                                      (496,332)       388,685    (    73,418)
      Income taxes payable                                  (790,882)   (   238,134)       750,416
      Other current liabilities                              175,711    (   564,355)       320,095
                                                         -----------    -----------    -----------
  Total adjustments                                        3,706,430    ( 4,038,837)     1,284,708
                                                         -----------    -----------    -----------

Net cash provided by (used in) operating activities      (   592,798)   ( 1,298,771)     2,952,606
                                                         -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                     (   437,235)   (   293,034)   (    70,213)
  Security deposits                                           18,818             --         14,843
  Additions to goodwill                                  (   792,804)            --             --
                                                         -----------    -----------    -----------
Net cash used in investing activities                    ( 1,211,221)   (   293,034)   (    55,370)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of capital stock                                2,700,482      1,682,033             --
  Purchase of preferred stock                                     --             --    ( 1,250,112)
  Purchase of treasury stock                             (    91,451)            --    (   654,851)
  Repayments from related parties                                 --             --        125,000
  Repayments to related parties                          (     2,967)   (   125,000)   (   875,355)
  Bank overdraft                                         (   339,944)   (   193,927)       104,600
                                                         -----------    -----------    -----------
Net cash provided by (used in) financing activities        2,266,120      1,363,106    ( 2,550,718)
                                                         -----------    -----------    -----------

Net increase (decrease) in cash                              462,101    (   228,699)       346,518

Cash at beginning of year                                  1,784,850      2,013,549      1,667,031
                                                         -----------    -----------    -----------

Cash at end of year                                      $ 2,246,951    $ 1,784,850    $ 2,013,549
                                                         ===========    ===========    ===========

                See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                                                                      For the Years Ended June 30,
                                                                                  ------------------------------------
                                                                                     1999         1998         1997
                                                                                  ----------   ----------   ----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year:

    Income taxes                                                                  $1,466,801   $2,422,543   $  449,404
                                                                                  ==========   ==========   ==========

    Interest                                                                      $   37,630   $   83,182   $  109,538
                                                                                  ==========   ==========   ==========
Supplemental Schedules of Non Cash
  Operating and Financing Transactions:

  Issuance of common stock for services                                           $   24,000   $  142,500   $   37,500
                                                                                  ==========   ==========   ==========

  Issuance of shares of common and preferred stock in connection with the acquisition of all the outstanding shares of capital stock of ACS,
    resulting in the recording of goodwill                                        $       --   $       --   $  776,690
                                                                                  ==========   ==========   ==========

  Issuance of shares of common and preferred stock in connection with the acquisition of all the outstanding shares of capital stock of CONY,
    resulting in the recording of goodwill                                        $       --   $       --   $  389,510
                                                                                  ==========   ==========   ==========

  Issuance of shares of common in connection with the acquisition of 90% of the outstanding shares of capital stock of Logix, resulting in
    the recording of goodwill                                                     $       --   $  907,748   $       --
                                                                                  ==========   ==========   ==========

Retirement of treasury shares                                                     $       --   $  654,851   $       --
                                                                                  ==========   ==========   ==========

                See accompanying notes to financial statements.

                                    ATEC GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                          Preferred Stocks                Common Stocks          Additional      Discount on
                                     --------------------------     --------------------------     Paid-In        Preferred
                                       Shares         Amount          Shares         Amount        Capital          Stocks
                                     ----------    ------------     -----------   ------------   ------------    ------------
                                                                        (1)            (1)           (1)
Balance at July 1, 1996               2,570,689    $ 11,353,068       3,413,359   $     34,134   $  5,210,963    ($ 9,361,100)

Shares issued for conversion of
  Preferred Series I                 (  390,000)   (  2,000,000)        333,333          3,333            667       1,996,000

Purchase of treasury shares                  --              --              --             --             --              --

Purchase and retirement of
  Preferred Series D, J and K        (  294,120)   (  1,470,600)             --             --   (    955,880)      1,176,480

Shares issued for conversion of
  Preferred Series D, E, J and K     (1,505,880)   (  7,529,400)      1,943,071         19,431      1,636,349       5,873,620

Shares issued to shareholders
  of ACS                                     --              --         134,545          1,345        775,345              --

Shares issued to shareholders
  of CONY                                    --              --          67,475            675        388,835              --

Shares issued for downside
  protection of Preferred
  Series I                                   --              --          61,869            619   (        619)             --

Shares issued in settlement
  of a liability                             --              --          12,000            120         37,380              --

Purchase and retirement of
  Preferred Series A                 (      110)   (         11)             --             --   (        101)             --

Net income for the year                      --              --              --             --             --              --
                                     ----------    ------------     -----------   ------------   ------------    ------------

Balance at June 30, 1997                380,579    $    353,057       5,965,652   $     59,657   $  7,092,939    ($   315,000)
                                     ----------    ------------     -----------   ------------   ------------    ------------

                                        Retained              Treasury Stock             Total
                                        Earnings          ----------------------      Stockholders'
                                        (Deficit)          Shares        Amount          Equity
                                      ------------        --------    ----------      ------------
Balance at July 1, 1996               ($   423,598)             --    $         --    $  6,813,467

Shares issued for conversion of
  Preferred Series I                            --              --              --              --

Purchase of treasury shares                     --        (144,600)       (654,851)       (654,851)

Purchase and retirement of
  Preferred Series D, J and K                   --              --              --      (1,250,000)

Shares issued for conversion of
  Preferred Series D, E, J and K                --              --              --              --

Shares issued to shareholders
  of ACS                                        --              --              --         776,690

Shares issued to shareholders
  of CONY                                       --              --              --         389,510

Shares issued for downside
  protection of Preferred
  Series I                                      --              --              --              --

Shares issued in settlement
  of a liability                                --              --              --          37,500

Purchase and retirement of
  Preferred Series A                            --              --              --            (112)

Net income for the year                  1,667,898              --              --       1,667,898
                                      ------------        --------    ----------      ------------

Balance at June 30, 1997              $  1,244,300        (144,600)   ($   654,851)   $  7,780,102
                                      ------------        --------    ----------      ------------

(l) Adjusted to reflect a one for five reverse stock split on November 18, 1997.

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                      Preferred Stocks            Common Stocks        Additional    Discount on   Retained
                                    ---------------------    ----------------------      Paid-In      Preferred    Earnings
                                     Shares      Amount        Shares       Amount       Capital       Stocks      (Deficit)
                                    --------    ---------    ----------    --------    -----------    ---------    ----------
                                                                (1)           (1)          (1)
Balance at June 30, 1997
  (carried forward)                  380,579    $ 353,057     5,965,652    $ 59,657    $ 7,092,939    ($315,000)   $1,244,300

Shares issued to stockholders
  of ACS                                  --           --       100,701       1,007    (     1,007)          --            --

Shares issued to stockholders
  of CONY                                 --           --        94,930         949    (       949)          --            --

Shares issued in accordance with
  employment agreement                    --           --        11,130         111         79,889           --            --

Shares issued for the conversion
  of Preferred Series C             (  6,550)   (   6,550)          131           1            654        5,895            --

Shares issued for options
  exercised                               --           --        68,000         680        291,820           --            --

Sale of common stock                      --           --       327,720       3,277      1,386,256           --            --

Shares issued for the acquisition
  of Logix Solutions, Inc.                --           --       252,000       2,520        777,168           --            --

Retirement of treasury shares             --           --    (  144,600)   (  1,446)   (   653,405)          --            --

Shares issued for services                --           --        25,000         250         62,250           --            --

Net income for the year                   --           --            --          --             --           --     2,740,066
                                    --------    ---------    ----------    --------    -----------    ---------    ----------

Balance at June 30, 1998             374,029    $ 346,507     6,700,664    $ 67,006    $ 9,035,615    ($309,105)   $3,984,366
                                    --------    ---------    ----------    --------    -----------    ---------    ----------

                                          Treasury Stock          Total
                                       ---------------------   Stockholders'
                                        Shares      Amount        Equity
                                       --------    ---------    -----------

Balance at June 30, 1997
  (carried forward)                    (144,600)   ($654,851)   $ 7,780,102

Shares issued to stockholders
  of ACS                                     --           --             --

Shares issued to stockholders
  of CONY                                    --           --             --

Shares issued in accordance with
  employment agreement                       --           --         80,000

Shares issued for the conversion
  of Preferred Series C                      --           --             --

Shares issued for options
  exercised                                  --           --        292,500

Sale of common stock                         --           --      1,389,533

Shares issued for the acquisition
  of Logix Solutions, Inc.                   --           --        779,688

Retirement of treasury shares           144,600      654,851             --

Shares issued for services                   --           --         62,500

Net income for the year                      --           --      2,740,066
                                       --------    ---------    -----------

Balance at June 30, 1998                     --    $      --    $13,124,389
                                       --------    ---------    -----------

(l) Adjusted to reflect a one for five reverse stock split on November 18, 1997.

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                   Preferred Stocks          Common Stocks      Additional  Discount on    Retained
                                ---------------------    -------------------     Paid-In     Preferred     Earnings
                                 Shares       Amount       Shares     Amount     Capital       Stocks      (Deficit)
                                --------    ---------    ---------   -------   -----------   ---------    -----------
                                                            (1)        (1)        (1)
Balance at June 30, 1998
  (carried forward)              374,029    $ 346,507    6,700,664   $67,006   $ 9,035,615   ($309,105)   $ 3,984,366

Purchase of treasury stock            --           --           --        --            --          --             --

Shares issued for warrants
  exercised                           --           --      206,943     2,070       679,227          --             --

Shares issued for options
  exercised                           --           --      405,058     4,051     2,015,134          --             --

Shares issued in accordance
  with employment agreement           --           --        9,697        97        23,903          --             --

Shares issued for conversion
  of Preferred Series A and C    (44,020)   (  25,417)       4,601        46         4,356      21,015             --

Net loss for the year                 --           --           --        --            --          --    ( 4,299,228)
                                --------    ---------    ---------   -------   -----------   ---------    -----------

Balance at June 30, 1999         330,009    $ 321,090    7,326,963   $73,270   $11,758,235   ($288,090)   ($  314,862)
                                --------    ---------    ---------   -------   -----------   ---------    -----------

                                   Treasury Stock          Total
                                 -------------------    Stockholders'
                                  Shares     Amount        Equity
                                 -------    --------    ------------

Balance at June 30, 1998
  (carried forward)                   --    $     --    $ 13,124,389

Purchase of treasury stock       (18,000)   ( 91,451)   (     91,451)

Shares issued for warrants
  exercised                           --          --         681,297

Shares issued for options
  exercised                           --          --       2,019,185

Shares issued in accordance
  with employment agreement           --          --          24,000

Shares issued for conversion
  of Preferred Series A and C         --          --              --

Net loss for the year                 --          --    (  4,299,228)
                                 -------    --------    ------------

Balance at June 30, 1999         (18,000)   ($91,451)   $ 11,458,192
                                 -------    --------    ------------

(l) Adjusted to reflect a one for five reverse stock split on November 18, 1997.

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999, 1998, AND 1997

NOTE 1 - GENERAL AND ACCOUNTING POLICIES:

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

      (b) Principal Business Activity:

            The Company is an "end to end" provider of a full line of computer and information technology products and services to business, professionals, government agencies and educational institutions. The Company focuses on system design, high speed data transmission, LAN/WAN, video conferencing, internet/intranet technology, digital arts solutions, PC manufacturing, E-commerce, internet access services and Year 2000 ("Y2K") solutions for its customers.

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

            (3) Goodwill:

            The Company amortizes goodwill over its estimated period of benefit, ranging from five to fifteen years. The goodwill is periodically reviewed to evaluate the future economic benefits and/or potential impairments which may effect recorded values.

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

            (7) Concentrations of Credit Risk:

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

            (8) Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            (9) Asset Impairment:

            The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that the Company recognize an impairment loss in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Property and equipment is evaluated separately within each subsidiary. The recoverability of goodwill is evaluated on a separate basis for each acquisition. Based on an evaluation of its goodwill, the Company determined that $2,999,075 of goodwill, net of accumulated amortization, associated with two of the Company's prior acquisitions was impaired.

            (10) Earnings Per Share:

            The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share,". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the year ended June 30, 1999, diluted earnings per share is not presented as it is anti-dilutive. All historical earnings per share data have been restated to conform to this presentation. Below is the calculation of basic and diluted earnings per share for each of the past three fiscal years:

                                             For the Years Ended June 30,
                                     ------------------------------------------
                                        1999            1998            1997
                                     -----------     -----------    -----------

Net income (loss) available to
  common stockholders                ($4,299,228)    $ 2,740,066    $ 1,667,898
                                     ===========     ===========    ===========
Weighted average shares
  outstanding - basic                  6,885,069       6,079,045      5,947,109
Employee stock options                        --          95,706             --
Acquisition options                           --          93,776             --
Warrants                                      --          56,486             --
Convertible preferred stock                   --          13,138         13,138
                                     -----------     -----------    -----------

Weighted average shares
  outstanding - diluted                6,885,069       6,338,151      5,960,247
                                     ===========     ===========    ===========

Earnings (loss) per common share:
  Basic                              ($      .62)    $       .45    $       .28
                                     ===========     ===========    ===========

  Diluted                            ($      .62)    $       .43    $       .28
                                     ===========     ===========    ===========

NOTE 2 - ACQUISITIONS.

      (a) Global Trading & Leasing Corporation:

            On November 19, 1997, the Company acquired 100% of the issued and outstanding capital stock of Global Trading & Leasing Corporation ("Global"), a New York corporation, for $29,751 in cash. The purchase of Global resulted in additional goodwill of $12,186.

      (b) Logix Solutions, Inc.:

            On April 7, 1998, the Company, pursuant to the terms of a stock purchase agreement, acquired 90% of the issued and outstanding capital stock of Logix Solutions, Inc. ("Logix"), a Colorado corporation, which provides solutions to the Y2K problem. In consideration for the shares acquired, the Company issued the following securities:

            1.    252,000 shares of common stock;

            2. Options to purchase up to 548,700 shares of common stock exercisable at a price of $4.74 per share, expiring on October 10, 1999;

            3. Options to purchase up to 176,000 shares of common stock exercisable at a price of $7.50 per share, expiring on October 10, 1999;

            4. Options to purchase up to 252,000 shares of common stock exercisable at a price of $10 per share, expiring on December 31, 2000.

            The acquisition was accounted for as a purchase and resulted in goodwill of $907,748. During the year ended June 30, 1999, the Company purchased $4,536,000 of options issued to the stockholders of Logix in connection with the acquisition for $400,000 which has been added to goodwill.

      (c) Nexar Technologies, Inc.:

            On January 15, 1999 the Company purchased the trademarks and patents of Nexar Technologies, Inc. resulting in goodwill of $392,805. In May 1999, the Company registered the trademark for the "Nexar" brand name.

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

      (b) Capital Stock:

            The Company's authorized and issued capital stock at June 30, 1999 and 1998 consists of the following:

                                           Shares        Shares
                                         Authorized      Issued          Amount
                                         ----------    ----------       --------
June 30, 1999:

Preferred Stocks:
  Series A cumulative
    convertible                              29,233         8,451       $    845
  Series B convertible                       12,704         1,458            145
  Series C convertible                      350,000       320,100        320,100
                                                       ----------       --------
        Total preferred                                   330,009       $321,090
                                                       ==========       ========
Common stock                             70,000,000     7,326,963       $ 73,270
                                                       ==========       ========

June 30, 1998:

Preferred Stocks:
  Series A cumulative
    convertible                              29,233        29,121       $  2,912
  Series B convertible                       12,704         1,458            145
  Series C convertible                      350,000       343,450        343,450
                                                       ----------       --------
        Total preferred                                   374,029       $346,507
                                                       ==========       ========
Common stock                             70,000,000     6,700,664(i)    $ 67,006
                                                       ==========       ========

      (c) Capital Stock:

            (i) Included in the total are 94,930 shares which were issued subsequent to June 30, 1998.

            In November 1996, the Company's Board of Directors authorized a common stock buy-back program, which resulted in the purchase of 144,600 shares of the Company's common stock in the market at a cost of $654,851. In January 1998, the Company's Board of Directors authorized the retirement of these treasury shares to authorized but unissued stock. During the year ended June 30, 1999 the Company purchased 18,000 shares of the Company's common stock at a cost of $91,451.

      (d) Preferred Stock:

            At June 30, 1999 and 1998, the Company had three authorized series of preferred stock; Series A Cumulative Convertible (par value $.10), Series B Convertible (par value $.10) and Series C Convertible (par value $1) (hereinafter referred to as the "A", "B" and "C" Shares, respectively). The authorized and issued shares for each of the Series at June 30, 1999 and 1998 are described in detail in Note 3(b) above.

            Each of the A, B and C shares has the right to one vote on all matters in which shareholders are entitled to vote. The A, B and C shares may be converted into shares of common stock at an exchange rate of five, five and fifty shares, respectively, for each share of common stock or approximately 8,400 shares. Each of the A, B and C shares carry dissolution rights amounting to $100, $10 and $5 per share, respectively. The A shares grant the Company the right to redeem such shares at a price of $100 per share.

            The A shares have a annual dividend rate of 10% of the par value, which is cumulative. They are senior to all other series or classes of common stock. At June 30, 1999, the A shareholders were due $1,462 in dividends in arrears. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A shareholders. The C shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors.

      (e) Warrants:

            At June 30, 1999, the Company had outstanding warrants entitling the holders to purchase common stock as follows:

                  Number of           Exercise             Expiration
                   Shares               Price                 Date
                  ---------           --------             ----------
                      253               15.00             May 14, 2001
                   18,000                3.75            July 22, 2002
                   60,000                3.75            July 22, 2002
                   60,000                3.75            July 22, 2002

            The warrants are not valued in the financial statements as the amounts are immaterial.

      (f) Options:

            At June 30, 1999, there were 2,602,072 options to acquire shares of the Company's common stock outstanding, comprised of both qualified and non-qualified options as those terms are defined by Internal Revenue Codes.

            The following table summarizes the activity relating to the option grants:

                                              For the Years Ended June 30,
                     -----------------------------------------------------------------------------
                               1999                       1998                       1997
                     ------------------------   ------------------------   -----------------------
                                    Weighted                   Weighted                   Weighted
                                     Average                    Average                    Average
                                    Exercise                   Exercise                   Exercise
                       Shares        Price        Shares        Price        Shares        Price
                     ----------    ----------   ----------    ----------   ----------   ----------
Outstanding at
 beginning of year    6,786,630    $     7.68      160,000    $     3.75           --   $       --
Granted                 826,500          4.40    6,694,630          7.73      160,000         3.75
Exercised            (  405,058)         4.99   (   68,000)         4.30           --           --
Expired              (   70,000)         4.71           --            --           --           --
Cancelled            (4,536,000)         8.75           --            --           --           --
                     ----------    ----------   ----------    ----------   ----------   ----------
Outstanding at
 end of year          2,602,072    $     5.26    6,786,630    $     7.67      160,000   $     3.75
                     ==========    ==========   ==========    ==========   ==========   ==========

Exercisable at
 end of year          1,875,572    $     5.73    3,568,000    $     6.63           --   $     3.75
                     ==========    ==========   ==========    ==========   ==========   ==========

            The following table summarizes information concerning currently outstanding and exercisable stock options:

                           Options Outstanding             Options Exercisable
               ----------------------------------------  -----------------------
                                 Weighted
                   Number         Average      Weighted      Number     Weighted
  Range of      Outstanding      Remaining     Average    Exercisable   Average
  Exercise           at         Contractual    Exercise        at       Exercise
   Prices      June 30, 1999       Life         Price    June 30, 1999   Price
------------   -------------    -----------    --------  -------------  --------
    $3.75          129,220         7.50         $3.75        129,220     $3.75
$3.125-10.00     1,646,352         3.36          5.82      1,646,352      5.82
 $3.375-6.80       826,500         9.49          4.40        100,000      6.80
                ----------                                ----------

                 2,602,072                                 1,875,572
                ==========                                ==========

NOTE 4 - ACCOUNTING FOR STOCK - BASED COMPENSATION.

            In accordance with Statement of Financial Accounting Standard No. 123, the following information is provided. The weighted average fair value of all stock options at date of grant was $3.22, $1.99 and $.71 per option for options granted during the years June 30, 1999, 1998 and 1997, respectively. Additionally, the weighted average fair value of employee stock options granted in the years ended June 30, 1999, 1998 and 1997 was $2.01, $.40 and $-0-, per option, respectively. The weighted average fair value of options was determined based on the Black-Scholes model, utilizing the following weighted average assumptions:

                                         For the Years Ended June 30,
                                 -----------------------------------------
                                    1999             1998           1997
                                 ----------      -----------      --------
      Expected term:
        All stock options        1-10 years   6 months-10 years   10 years
        Employee stock options   10 years     10 years            10 years
      Interest rate              5.00%        5.00%               5.00
      Volatility                 83.50%       78.40%              78.40%
      Dividends                  None         None                None

            Had the Company accounted for its stock option by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pretax income by $2,044,716($1,318,533 net of taxes), $3,922,560 ($2,200,556 net of taxes), and $5,992 ($3,368 net of taxes) for the years ended June 30, 1999, 1998 and 1997, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $.26 and $.35 for the years ended June 30, 1999 and 1998, respectively and no effect for the year ended June 30, 1997. The pro forma effect on basic earnings per common share would have been a reduction of $.26 and $.36 for the years ended June 30, 1999 and 1998, respectively and no effect for the year ended June 30, 1997.

NOTE 5 - OPERATING LEASES.

            The Company conducts its operations under various noncancellable operating leases expiring at various dates through 2003. Future minimum rent payments are as follows:

            For the Year Ending
                 June 30,
                   2000                                $321,996
                   2001                                 237,881
                   2002                                 219,301
                   2003                                 111,192
                                                       --------
              Total minimum
              annual rental                            $890,370
                                                       ========

            Total rent expense for the years ended June 30, 1999, 1998 and 1997 amounted to $404,350, $305,554 and $258,000, respectively.

NOTE 6 - REVOLVING LINES OF CREDIT.

            At June 30, 1999, the Company and its subsidiaries have agreements with two financial institutions, whereby certain inventory purchases are financed. The first line grants the Company terms and charges no interest for 40 days and thereafter at rates ranging from prime plus 1/4% to 6-1/2% per annum. Borrowings under this line may be up to $15,000,000. The line is collateralized by all the assets of the Company. At June 30, 1999 and 1998, the borrowings under this line amounted to $1,933,883 and $6,998,712. The second line grants the Company terms and charges interest at the prime rate. Borrowings under this line may be up to $750,000. This line is collateralized by the inventory. At June 30, 1999 and 1998, the borrowings under this line amounted to $651 and $-0-.

NOTE 7 - LITIGATION.

            A third party lawsuit was commenced against the Company's predecessor ("Hillside Bedding") in 1993 by Mid Hudson Clarklift ("MH") as a result of a claim against them by a former employee of the Company who sustained an injury while operating a forklift maintained by MH. The lawsuit consists of four alternative causes of action each for $5,000,000 and one cause of action by the former employee's wife for $2,000,000. MH is seeking judgement for all or part of any verdict or judgement which may be obtained against them. The lawsuit is in the discovery stages. The case is presently in the discovery stages.

            Two actions were commenced against the Company alleging breach of contract seeking damages of approximately $1,662,000. The lawsuits are in the preliminary discovery stage. In management's opinion the lawsuits have no merit.

            On August 23, 1999, a class action lawsuit was filed on behalf of all persons who purchased the Company's common stock from October 12, 1998 through May 19, 1999, inclusive. The complaint charges the Company and certain of its officers and directors with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5 promulgated thereunder. Plaintiff seeks to recover damages on behalf of all class members.

NOTE 8 - INCOME TAXES.

            The Company's income tax provision consists of the following:

                                          1999          1998         1997
                                      -----------    ----------   ----------
Current tax provision (benefit):
  Federal                             ($  362,696)   $1,651,331   $  894,365
  State                                   (64,594)      493,703      399,190
                                      -----------    ----------   ----------
                                      (   427,290)    2,145,034    1,293,555
Deferred tax provision (benefit)
  relating to temporary differences   (   214,041)           --        5,524
                                      -----------    ----------   ----------

Income tax provision (benefit)        ($  641,331)   $2,145,034   $1,299,079
                                      ===========    ==========   ==========

NOTE 8 - INCOME TAXES. (Continued0

            A reconciliation of the above effective tax rate to the federal statutory rate is as follows:

                                 1999                     1998                     1997
                        ---------------------     --------------------     --------------------
                           %                        %                        %
Tax at statutory        (34.0)     (1,679,790)    34.0       1,660,934     34.0       1,008,772
State income tax,
  net of federal
  tax benefit            (1.6)        (78,608)     6.8         333,657      8.9         264,345
Effect of nondeducti-
     ability of:
  Amortization and
     impairment
     of goodwill         23.7       1,170,163      2.1         104,725      2.6          76,225
  Tax expense and loss
     limitations        (  .2)    (     8,257)    ( .1)    (     9,738)    ( .4)    (    10,853)
Other                   (  .8)    (    44,839)     1.1          55,456     (1.3)    (    39,410)
                        -----     -----------     ----     -----------     ----     -----------

                        (12.9%)   ($  641,331)    43.9%    $ 2,145,034     43.8%    $ 1,299,079
                        =====     ===========     ====     ===========     ====     ===========

            The Company's deferred tax assets amounted to $251,290 and $37,249 at June 30, 1999 and 1998 which resulted from the temporary differences relating to the allowance for doubtful accounts.

NOTE 9 - RELATED PARTY TRANSACTIONS.

            In the normal course of business the Company periodically borrows funds from stockholder/officers and pays interest on those loans at rates which are comparable to rates which could be obtained from third parties. The Company owed one stockholder $2,967 at June 30, 1998, which was paid during the year ended June 30, 1999.

            Interest charged to operations on such loans for the years ended June 30, 1999, 1998 and 1997 amounted to $-0-, $13,542 and $7,155, respectively.

            The Company has an operating lease for space at its Albany, N.Y. location with a partnership which is controlled by the Company's CEO and its President. The lease runs through June 30, 2003 at a minimum annual rent of $108,192, plus applicable expenses and taxes.

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

NOTE 10 - OTHER FINANCIAL INFORMATION.

      (a) Accounts receivable - Net:

            Accounts receivable, net at June 30, 1999 and 1998 consists of the following:

                                                  1999                 1998
                                              ------------         ------------

            Accounts receivable               $  9,221,511         $ 17,720,432
            Allowance for doubtful
              accounts, returns and
              discounts                       (    555,011)        (     85,800)
                                              ------------         ------------
                                              $  8,666,500         $ 17,634,632
                                              ============         ============

            For the years ended June 30, 1999, 1998 and 1997, $897,356, $21,000 and $88,402, respectively, was charged to bad debt expense.

      (b) Other Current Assets:

            Other current assets consist of the following at June 30, 1999 and 1998:

                                                     1999         1998
                                                  ----------    --------
            Receivable from suppliers             $  118,009    $537,313
            Prepaid expenses                          92,352          --
            Prepaid and refundable
              income taxes                         1,007,422      39,364
            Sundry loans                             187,550          --
                                                  ----------    --------

                                                  $1,405,333    $576,677
                                                  ==========    ========

      (c) Goodwill - Net:

            Goodwill, net at June 30, 1999 and 1998 consists of the following:

                                                    1999         1998
                                                 ----------   ----------
            Goodwill, net of impairment
              of $2,999,075                      $2,715,498   $4,921,768
            Accumulated amortization              1,195,723      753,145
                                                 ----------   ----------

                                                 $1,519,775   $4,168,623
                                                 ==========   ==========

            Amortization charged to operations for the years ended June 30, 1999, 1998 and 1997 amounted to $442,577, $308,015 and $224,190, respectively.

      (d) Property and Equipment:

            Property and equipment are carried at cost and consist of the following at June 30, 1999 and 1998:

                                                1999         1998
                                             ----------   ----------

            Leasehold improvements           $  478,439   $  466,982
            Furniture and fixtures              226,573      292,708
            Office equipment                    847,084      510,674
            Automobiles                         110,598      100,902
                                              1,662,694    1,371,266
                                             ----------   ----------
            Less: Accumulated depreciation
                   and amortization             912,415      803,240
                                             ----------   ----------

                                             $  750,279   $  568,026
                                             ==========   ==========

            Depreciation and amortization charged to operations for the years ended June 30, 1999, 1998 and 1997 amounted to $254,982, $173,950 and
      $146,123, respectively.

      (e) Other Current Liabilities:

            Other current liabilities consist of the following at June 30, 1999 and 1998:

                                                    1999      1998
                                                  --------   -------
            Payroll tax payable                   $153,658   $    --
            Sales tax payable                       72,919        --
            Security deposit payable                 3,151        --
            Customers with credit balances           3,040    57,057
                                                  --------   -------
                                                  $232,768   $57,057
                                                  ========   =======

      (f) Transactions with Major Customers and Suppliers:

            In each of the three years ended June 30, 1999, the Company did not have sales to any one customer which represented 10% or more of the Company's net sales during a fiscal year.

            During the year ended June 30, 1999, four suppliers accounted for 65% of the Company's purchases. During the years ended June 30, 1998 and 1997, two and one supplier accounted for 50% and 22% of the Company's purchases, respectively.

      (g) Deferred Compensation Plan:

            The Company has 401(k) deferred compensation plans to which the Company may make discretionary contributions. The Company made contributions to these plans amounting to approximately, $47,000, $30,000, and $7,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

            The Financial Accounting Standards Board periodically issues new accounting standards in a continuing effort to improve the quality of financial information and to promote uniformity in its presentation. Management has reviewed all such pronouncements made in the last fiscal year and concluded that none have a material impact on the Company's presentation of its financial position, results of operations and cash flows.

NOTE 12 - YEAR 2000.

            The Company recognizes the need to ensure its operation will not be adversely affected by Year 2000 software failures. The Company is communicating with suppliers, customers and other with which it does business to coordinate Year 2000 conversion. The cost of achieving compliance is estimated to be a minor increase over the cost of normal software upgrades and replacements.

                                    PART II

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

      Directors and Officers

      The following table sets forth the names and ages of all current directors and officers and the position held by them:

      Name                     Age        Position
      ----                     ---        --------

      Surinder Rametra          59        Chairman of the Board and
                                          Chief Executive Officer

      Ashok Rametra             47        President,Treasurer and
                                          Director

      James J. Charles          56        Chief Financial Officer

      George Eagan              42        Director

      David Reback              57        Director

      Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

      Surinder Rametra was appointed the Chief Executive Officer and Chairman of the Board in June 1994. Prior to June 1994 Mr. Rametra was president of one of our subsidiaries. Mr. Rametra received a Bachelor of Science Degree from the Punjab Engineering College, India and a Masters of Science Degree in Engineering from the University of I.I.T., India in 1965 and 1969 respectively. In 1976 Mr. Rametra received a Masters of Business Administration Degree in Finance from New York University.

      Ashok Rametra was appointed President in January 1999. Prior thereto he was the Treasurer, Chief Financial Officer and a Director since June 1994. From June 1994 to March 1995 Mr. Rametra also served as our president. Prior to 1994 Mr. Rametra was the president of one of our subsidiaries. Mr. Rametra received a Bachelor of Science Degree from St. Johns University in Accounting in 1980.

      James J. Charles was appointed Chief Financial Officer in January 1999. Prior to his appointment he was a financial consultant to several public companies (1994-1998), Chief Financial Officer of a printing company (1990-1994) and a partner in the firm of Ernst & Young (1966-1990).

      George Eagan was appointed as a Director in November 1997. Mr. Eagan serves as president of Waterford Capital. Mr. Eagan has been in the financial industry for the past twenty years working with both private and public companies as a financial advisor. Mr. Eagan graduated with a Bachelor of Science in Business Administration/Management from Alfred University and an MBA in Finance from McGill University.

      David C. Reback was appointed as a Director in November 1997. Since 1969, Mr. Reback has been partner with Reback & Potash, LLP, a law firm specializing in litigation, appellate matters and real estate. Mr. Reback received a BA from Syracuse University, and in 1965 he received a law degree from Syracuse University College of Law.

      Based solely upon a review of Forms 3, 4 and 5 furnished to us during our most recent fiscal year, we believe that there were no Section 16(a) reports filed untimely during our years ended June 30, 1998 and 1997.

ITEM 11. EXECUTIVE COMPENSATION

      Our Summary Compensation Table for the years ended June 30, 1999, 1998 and 1997 is provided herein. This table provides compensation information on behalf of our existing officers and directors who earned in excess of $100,000. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended June 30, 1999, 1998 and/or 1997. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.

                           SUMMARY COMPENSATION TABLE

                For the Years Ended June 30, 1999, 1998 and 1997
                       Annual Compensation Awards Payouts

                                Year                             Compen-     Options/  LTIP
Name                Position    Ended     Salary($)   Bonus($)   sation($)   SARs      Payouts
----                --------    -----     ---------   --------   ---------   ----      -------
Surinder Rametra    CEO         6/30/99   $202,733              $15,262(5)    NONE      NONE
                                6/30/98   $170,020              $14,430(1)    NONE      NONE
                                6/30/97   $160,680              $ 6,737(3)    NONE      NONE

Ashok Rametra       President   6/30/99   $174,980              $11,652(6)    NONE      NONE
                                6/30/98   $170,000              $14,077(2)    NONE      NONE
                                6/30/97   $150,020              $19,372(4)    NONE      NONE

(1)   Major Medical $6,372, Leased Auto $8,058
(2)   Major Medical $4,380, Leased Auto $9,697
(3)   Major Medical $6,737
(4)   Major Medical $4,727, Leased Auto $4,645, Interest Income 10,000
(5)   Major Medical $6,472, Leased auto $8,790
(6)   Major Medical $4,484, Leased auto $7,168

      Year End Option Table. The following table sets forth certain information regarding the stock options held as of June 30, 1999, by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                         Securities Underlying          Value of Unexercised
                                                         Unexercised Options at         In-the-Money-Options
                                                           Fiscal Year End(#)          at Fiscal Year End (3)
                      Shares Acquired   Value         ---------------------------   ----------------------------
Name                  on exercise (#)   Realized($)   Exercisable   Unexercisable   Exercisable    Unexercisable
----                  ---------------   -----------   -----------   -------------   -----------    -------------
Surinder Rametra (1)        0               0           897,000           0           $3,045              0
Ashok Rametra (2)           0               0           145,000           0           $9,950              0

(1) Represents options to acquire: (i) 500,000 shares at $5.00 per share exercisable through March 2008; (ii) 7,000 shares at $3.44 per share exercisable through August 8, 2007; (iii) 250,000 shares at $4.67 per share exercisable through September 27, 2008; and (iv) 140,000 shares at $4.26 per share exercisable through June 29, 2009
(2) Represents options to acquire: (i) 10,000 shares at $3.44 per share exercisable through August 8, 2007; (ii) 35,000 shares at $3.7125 per share exercisable through October 8, 2008; and (iii) 100,000 shares at $6.80 per share exercisable through December 14, 2008
(3) Computation based on $3.875, which was the June 30, 1999 closing price for the common stock.

      Option Grant Table. The following table sets forth certain information regarding the stock options granted during the fiscal year ended June 30, 1999, by us to the individuals named in the above Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                    % of Total
                                    Options
                                    Granted to
                                    Employees in    Exercise Price    Expiration
Name                Granted (#)     Fiscal Year       $ / Share          Date
----                -----------     -----------       ---------          ----

Surinder Rametra      250,000          29.5%            $4.67            2008
Surinder Rametra      140,000          16.5%            $4.26            2009
Ashok Rametra         35,000           4%               $3.7125          2008
Ashok Rametra         100,000          11.8%            $6.80            2008

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of September 20, 1999, certain information with respect to the beneficial ownership of our voting securities by
(i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation table appearing herein, and (iv) all executive officers and directors as a group. The table also sets forth the respective general voting power of such persons taking into account the voting power of our common stock and our preferred stock combined.

Name and Address                            Amount and Nature
of Beneficial                               of Beneficial        Percentage of
Owner                                       Ownership of         Voting Stock
Outstanding                                 Common Stock         Outstanding(1)
-----------                                 ------------         --------------
Ashok Rametra #(2)                          751,442              8.7%
1762 Central Avenue
Albany, NY  12205

Surinder Rametra #(3)                       1,490,640            17.2%
90 Adams Avenue
Hauppauge, NY 11788

James Charles #(4)                          65,000               **
90 Adams Avenue
Hauppauge, NY  11788

George Eagan #(5)                           3,500                **
C/O 90 Adams Avenue
Hauppauge, NY  11788

David Reback #(6)                           7,500                **
C/O 90 Adams Avenue
Hauppauge, NY  11788

All directors and #(2)(3)(4)(5)(6)          1,725,486            20.5%
executive/officers as a group (5 persons)

      ----------------
**    Less than 1%

(1) Computed based upon a total of 7,327,273 shares of common stock, 8,451 shares of Series A preferred stock, 1,458 shares of Series B preferred stock, 320,100 shares of Series C preferred stock and options to acquire 1,108,000 shares of common stock. Each share of common stock and preferred stock possesses one vote per share. Accordingly, the foregoing represents an aggregate of 8,765,282 votes.
(2) The foregoing figure reflects the ownership of 219,346 shares of common stock by Mr. Rametra and 387,096 common shares owned by Mr. Rametra's spouse and children. The foregoing amount also assumes the exercise by Mr. Rametra of options to acquire 145,000 shares of the common stock. Mr. Rametra disclaims beneficial ownership of shares of our securities owned by other members of the Rametra family.
(3) The foregoing figure reflects the ownership of 388,140 shares of common stock by Mr. Rametra and 205,500 shares by Mr. Rametra's spouse. In addition, the foregoing assumes the exercise by Mr. Rametra of options to acquire 897,000 shares of our common stock. Mr. Rametra disclaims beneficial ownership of the shares of our securities owned by other members of the Rametra family including independent children.
(4) The foregoing figure reflects ownership of 10,000 shares of common stock by Mr. Charles. The foregoing amount also assumes the exercise of by Mr. Charles of options to acquire 55,000 shares of common stock.
(5) The foregoing figure reflects options for the purchase of 3,500 shares of common stock.
(6) The foregoing figure reflects options for the purchase of 7,500 shares of common stock.

ITEM 13. CERTAIN TRANSACTIONS

      The Company has not been a party to any significant transactions in the last fiscal year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) FINANCIAL STATEMENTS

      The following financial statements of ATEC Group, Inc. are included:

            Independent Auditor's Report
            Consolidated Balance Sheets as at June 30, 1999 and 1998 Consolidated Statements of Operations for the years ended June 30,
             1999, 1998 and 1997
            Consolidated Statements of Cash Flows for the years ended June 30,
             1999, 1998 and 1997
            Consolidated Statements of Stockholders' Equity for the years ended
             June 30, 1999, 1998 and 1997
            Notes to Financial Statements

      (2) OTHER SCHEDULES

      All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

      (3) EXHIBITS

      None.

  (b) REPORTS ON FORM 8-K

      None.

  (c) EXHIBITS

      See Exhibit Index.

  (d) Not Applicable.

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ATEC GROUP, INC.

                                  By: /s/ James J. Charles
                                     ------------------------------------------
                                     James J. Charles, Chief Financial Officer

Dated: September 28, 1999

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Surinder Rametra
-----------------------------------------------------     September 28, 1999
Surinder Rametra, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Ashok Rametra
-----------------------------------------------------     September 28, 1999
Ashok Rametra, President, Treasurer and Director

/s/ George Eagan
-----------------------------------------------------     September 28, 1999
George Eagan, Director

/s/ David Reback
-----------------------------------------------------     September 28, 1999
David Reback, Director

Exhibits

Number      Description
21.1        List of Subsidiaries
27.1        Financial Data Schedule