Form 10-Q
period 1999-09-30
ATEC GROUP INC
filed 1999-11-12
CIK 893970

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

                    For the Quarter Ended September 30, 1999

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

Issuer's telephone number, including area code (631) 231-2832
                                               ---------------------------------

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

                                 YES |X| NO |_|

As of the close of business on September 30, 1999, there were 7,326,963 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    Financial Information


            Item 1 - Consolidated Financial Statements ......................1-4

            Item 2 - Notes to Consolidated Condensed Financial Statements ...5-7

            Item 3 - Management Discussion & Analysis
                         of Financial Condition and Results
                         of Operations ......................................8-9

PART II   Other Information Required in Report

            Item 6 - Other Information ...................................... 10

            Signature Page .................................................. 11

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  UNAUDITED           AUDITED
                                              September 30, 1999   June 30, 1999
                                              ------------------   -------------

ASSETS

Current Assets
     Cash                                        $  1,066,732      $  2,246,951
     Accounts receivable, net                       9,863,817         8,666,500
     Inventories                                    1,103,534         1,110,273
     Deferred taxes                                   251,290           251,290
     Other current assets                           1,499,434         1,405,333
                                                 ------------      ------------
          Total currrent assets                    13,784,807        13,680,347
                                                 ------------      ------------

Property and equipment, net                           775,322           750,279

Goodwill, net                                       1,497,275         1,519,775

Other assets                                           54,594            54,594
                                                 ------------      ------------

                                                 $ 16,111,998      $ 16,004,995
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Revolving inventory line of credit          $    751,772      $  1,934,534
     Accounts payable                               2,842,656         1,709,763
     Accrued expenses                                 623,482           669,738
     Income taxes payable                             194,600                --
     Other current liabilities                        273,072           232,768
                                                 ------------      ------------

          Total liabilities                         4,685,582         4,546,803

Stockholders' equity
     Preferred stocks                                 321,090           321,090
     Common stock                                      73,270            73,270
     Additional paid-in capital                    11,758,235        11,758,235
     Discount on preferred stock                     (288,090)         (288,090)
     Retained earnings                                (44,733)         (314,862)
     Less:  Treasury stock at cost                   (393,356)          (91,451)
                                                 ------------      ------------

          Total stockholders' equity               11,426,416        11,458,192
                                                 ------------      ------------

                                                 $ 16,111,998      $ 16,004,995
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED SEPTEMBER 30

                                                       1999            1998
                                                   ------------    ------------

Net sales                                          $ 20,188,643    $ 34,820,833

Cost of sales                                        16,370,936      31,564,789
                                                   ------------    ------------

Gross profit                                          3,817,707       3,256,044
                                                   ------------    ------------

Operating expenses
     Selling and administrative                       3,351,696       2,880,102
     Amortization of goodwill                            22,500          75,000
                                                   ------------    ------------

          Total operating expenses                    3,374,196       2,955,102
                                                   ------------    ------------

Income from operations                                  443,511         300,942
                                                   ------------    ------------

Other income (expense)
     Miscellaneous income                                    --             107
     Interest income                                     21,231          35,120
     Interest expense                                       -13         (22,355)
                                                   ------------    ------------

          Total other (expense) income                   21,218          12,872
                                                   ------------    ------------

Income (loss) before provision for income taxes         464,729         313,814

Provision for income taxes                              194,600         113,000
                                                   ------------    ------------

Net income (loss)                                  $    270,129    $    200,814
                                                   ============    ============


Net earnings (loss) per share-basic and diluted    $       0.04    $       0.03
                                                   ============    ============


 Weighted average number of shares-basic              7,269,838       6,840,027
                                                   ============    ============

 Weighted average number of shares-diluted            7,269,838       7,192,285
                                                   ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED SEPTEMBER 30

                                                                1999              1998
                                                             -----------      -----------

Net cash provided by (used in) operating activities          $   385,493      $ 2,498,409

Cash flows from investing activities:

          Purchase of property and equipment                     (81,045)          (5,958)
                                                             -----------      -----------

Net cash (used in) provided by investing activities              (81,045)          (5,958)
                                                             -----------      -----------

Cash flows from financing activities:

          Purchase of common stock                              (301,905)              --

          Short term borrowings                               (1,182,762)        (901,886)
                                                             -----------      -----------

Net cash (used in) provided by financing activities           (1,484,667)        (901,886)
                                                             -----------      -----------

Net increase (decrease) in cash                               (1,180,219)       1,590,565

Cash and cash equivalents - Beginning of period                2,246,951        1,784,850
                                                             -----------      -----------

Cash and cash equivalents - End of period                    $ 1,066,732      $ 3,375,415
                                                             ===========      ===========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDING SEPTEMBER 30, 1999

                                      Common         Value            Series          Value    Additional   Discount on
                                      Shares        Common         Preferred      Preferred       Paid-In     Preferred
                                      Issued         Stock            Issued          Stock       Capital         Stock
                                   -----------    -----------    -----------    -----------   -----------   -----------

Balance at June 30, 1999             7,326,963        $73,270        330,009       $321,090   $11,758,235     ($288,090)

Purchase of Treasury Stock

Net Income for the Quarter Ended
  September 30, 1999

                                   -----------    -----------    -----------    -----------   -----------   -----------
Balance at September 30, 1999        7,326,963        $73,270        330,009       $321,090   $11,758,235     ($288,090)
                                   ===========    ===========    ===========    ===========   ===========   ===========

                                      Retained            Treasury Stock             Total
                                      Earnings            --------------         Stockholders'
                                      (Deficit)       Shares         Amount         Equity
                                     -----------    -----------    -----------    -----------

Balance at June 30, 1999               ($314,862)       (18,000)      ($91,451)   $11,458,192

Purchase of Treasury Stock                             (123,900)     ($301,905)     ($301,905)

Net Income for the Quarter Ended
  September 30, 1999                     270,129                                     $270,129

                                     -----------    -----------    -----------    -----------
Balance at September 30, 1999          ($314,862)      (141,900)     ($393,356)   $11,426,416
                                     ===========    ===========    ===========    ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K for the year ended June 30, 1999.

2. Equity Securities

   Capital Stock

      The Company's capital stock consists of the following:

                                                 Shares
                                                 Issued
                                  Shares         and
   September 30, 1999             Authorized     Outstanding      Amount
                                  ----------     -----------      ------

   Preferred Stocks:
     Series A cumulative convertible       29,233        8,451    $      845
     Series B convertible                  12,704        1,458           145
     Series C convertible                 350,000      320,100       320,100
                                                     ---------    ----------

         Total preferred                               330,009    $  321,090
                                                     =========    ==========

   Common Stock                        70,000,000    7,326,963    $   73,270

Stock Option Plan and Common Stock Purchase Warrants

In October 1999, the Company awarded 260,000 common stock purchase options to employees under the 1997 Stock Option Plan at an exercise price of $1.875 per share (the market price on the date of grant). Total outstanding common stock purchase options and warrants at September 30, 1999 were 3,000,325 at prices of $1.875 to $15.00 per share.

3. Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding.

4. Goodwill

Goodwill is being amortized over its estimated period of benefit, not exceeding fifteen years.

5. Litigation

A lawsuit was commenced against the Company's predecessor ("Hillside Bedding") by Mid Hudson Clarklift as a result of a claim filed against them by a former employee of the Company who sustained an injury while operating a forklift. The lawsuit consists of four alternate causes of action each for $5,000,000 and one cause of action by the former employee's wife for $2,000,000. The lawsuit is in the discovery stages. Management and its counsel have no opinion as to its ultimate disposition.

On August 23, 1999, a class action lawsuit was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased our common stock from October 12, 1998, through May 19, 1999, inclusive. The complaint charges the Company and certain of its officers and directors with violations of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5 promulgated thereunder. Plaintiff seeks to recover damages on behalf of all class members.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ATEC Group, Inc. and Subsidiaries

Background

      ATEC Group, Inc. is a PC manufacturer of Nexar XPA technology, a leading system integrator and provider of a full line of information technology products and services. As a one-stop company for the computer needs of businesses, professionals, government agencies and educational institutions, ATEC enters the new millennium with a technological arsenal that includes Y2K remediation solutions, computer hardware, software, connectivity devices, multimedia products, data communication via satellite, video conferencing, system integration networking, high speed data transmission, graphic arts, Internet and Intranet.

RESULTS OF OPERATIONS

September 30, 1999 compared to September 30, 1998

The Company's revenues for the first quarter ended September 30, 1999 declined to $20.2 million from $34.8 million for the prior year, a decrease of approximately 42%. This decrease is attributable to a significant drop in sales in our distribution division and a major shift in the marketing philosophy of large systems manufacturers who are gradually decreasing their distribution network and increasingly selling directly to end-users and introducing build-to-order systems. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $3.8 million for September 30, 1999 from $3.3 million for the comparable 1998 quarter, a 15% increase due to higher margin sales in the software division. Gross margins as a percentage of revenues for the quarter were 18.9% as compared to 9.3% for the prior year.

September 30, 1999 operating expenses exclusive of amortization of intangible assets increased to $3.4 million as compared to $2.9 million for the prior year. The increase is primarily for additional employees and compensation. Amortization of intangible assets decreased to $22,500 for the quarter from $75,000 in the comparable 1998 period. The provision for income taxes was $194,600 for the 1999 quarter as compared to $113,000 for 1998 quarter.

As a result of the above, the Company's net income was $270,129 for the three months ended September 30, 1999 compared to $200,814 for the 1998 quarter. For the September 30, 1999 quarter, net income per share was $.04 compared to $.03 in the prior year. Average diluted outstanding were 7,269,838 for 1999 and 7,192,285 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $1,066,732 at September 30, 1999, a decrease of $1,180,219 as compared to June 30, 1999. The Company's working capital at September 30, 1999 was $9,099,225 as compared to a working capital of $9,133,544 at June 30, 1999. Net cash provided by operating activities was $385,493. Cash used for investing activities totaled $81,045 for the purchase of property and equipment. During the period the company purchased 123,900 common shares for $301,905.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line in the amount of $7 million. At September 30, 1999, indebtedness of the Company to Deutsche Financial was $751,772 a decrease of $1,182,762 compared to June 30, 1999. Substantially all company tangible and intangible assets are pledged as collateral for this facility.

                        Atec Group, Inc. and Subsidiaries
                                Other Information
                               September 30, 1999

PART II

Item 6. Exhibits and Reports on form 8-K

a) Exhibits - none

b) Reports on Form 8-K:

      The following reports on Form 8K were filed by the Company during the quarter ended September 30, 1999:

            NONE

                                   Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ATEC GROUP, INC.
                                  (REGISTRANT)

Dated: November 11, 1999


                                  By: /s/ James J. Charles
                                      ------------------------------------------
                                      James J. Charles, Chief Financial Officer