Form 10-Q
period 1999-12-31
ATEC GROUP INC
filed 2000-02-14
CIK 893970

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

                     For the Quarter Ended December 31, 1999

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

Issuer's telephone number, including area code (631) 231-2832
                                               --------------

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

                                    YES [X] NO [ ]

As of the close of business on December 31, 1999, there were 7,326,963 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I   Financial Information

     Item 1 - Consolidated Financial Statements..........................1-5

     Item 2 - Notes to Consolidated Condensed Financial Statements.......6-8

     Item 3 - Management Discussion & Analysis
                of Financial Condition and Results
                of Operations............................................9-10


PART II  Other Information Required in Report


     Item 6 - Other Information...........................................11

     Signature Page.......................................................12

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  UNAUDITED           AUDITED
                                             December 31, 1999     June 30, 1999
                                             -----------------     -------------

ASSETS

CURRENT ASSETS
     Cash                                        $  2,323,368      $  2,246,951
     Accounts receivable, net                       9,414,396         8,666,500
     Inventories                                    1,891,212         1,110,273
     Deferred taxes                                   251,290           251,290
     Other current assets                           1,585,126         1,405,333
                                                 ------------      ------------
          Total currrent assets                    15,465,392        13,680,347
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, NET                           694,752           750,279

GOODWILL, NET                                       1,474,775         1,519,775

OTHER ASSETS                                          239,637            54,594
                                                 ------------      ------------

                                                 $ 17,874,556      $ 16,004,995
                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving inventory line of credit          $  1,867,676      $  1,934,534
     Accounts payable                               3,464,322         1,709,763
     Accrued expenses                                 452,013           669,738
     Income taxes payable                             285,800                --
     Other current liabilities                        242,078           232,768
                                                 ------------      ------------

          Total liabilities                         6,311,889         4,546,803

STOCKHOLDERS' EQUITY
     Preferred stocks                                 321,090           321,090
     Common stock                                      73,270            73,270
     Additional paid-in capital                    11,758,235        11,758,235
     Discount on preferred stock                     (288,090)         (288,090)
     Retained earnings                                 91,518          (314,862)
     Less:  Treasury stock at cost                   (393,356)          (91,451)
                                                 ------------      ------------

          Total stockholders' equity               11,562,667        11,458,192
                                                 ------------      ------------

                                                 $ 17,874,556      $ 16,004,995
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31

                                                      1999           1998
                                                  ------------   ------------

NET SALES                                         $ 17,531,550   $ 32,797,105

COST OF SALES                                       14,443,169     30,299,606
                                                  ------------   ------------

GROSS PROFIT                                         3,088,381      2,497,499
                                                  ------------   ------------

OPERATING EXPENSES
     Selling and administrative                      2,861,726      2,363,445
     Amortization of goodwill                           22,500        105,000
                                                  ------------   ------------

          Total operating expenses                   2,884,226      2,468,445
                                                  ------------   ------------

INCOME FROM OPERATIONS                                 204,155         29,054
                                                  ------------   ------------

OTHER INCOME (EXPENSE)
     Interest income                                    23,296         43,982
     Interest expense                                       --        (13,062)
                                                  ------------   ------------

          Total other (expense) income                  23,296         30,920
                                                  ------------   ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        227,451         59,974

PROVISION FOR INCOME TAXES                              91,200         36,500
                                                  ------------   ------------

NET INCOME (LOSS)                                 $    136,251   $     23,474
                                                  ============   ============


NET EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED   $       0.02   $       0.00
                                                  ============   ============


 WEIGHTED AVERAGE NUMBER OF SHARES-BASIC             7,301,374      7,192,285
                                                  ============   ============

 WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED           7,301,374      7,192,285
                                                  ============   ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED DECEMBER 31

                                                      1999           1998
                                                  ------------   ------------

NET SALES                                         $ 37,720,193   $ 67,617,938

COST OF SALES                                       30,814,105     61,864,395
                                                  ------------   ------------

GROSS PROFIT                                         6,906,088      5,753,543
                                                  ------------   ------------

OPERATING EXPENSES
     Selling and administrative                      6,213,422      5,243,547
     Amortization of goodwill                           45,000        180,000
                                                  ------------   ------------

          Total operating expenses                   6,258,422      5,423,547
                                                  ------------   ------------

INCOME FROM OPERATIONS                                 647,666        329,996
                                                  ------------   ------------

OTHER INCOME (EXPENSE)
     Interest income                                    44,514         79,209
     Interest expense                                       --        (35,418)
                                                  ------------   ------------

          Total other (expense) income                  44,514         43,791
                                                  ------------   ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        692,180        373,787

PROVISION FOR INCOME TAXES                             285,800        149,500
                                                  ------------   ------------

NET INCOME (LOSS)                                 $    406,380   $    224,287
                                                  ============   ============


NET EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED   $       0.06   $       0.03
                                                  ============   ============


 WEIGHTED AVERAGE NUMBER OF SHARES-BASIC             7,301,374      7,192,285
                                                  ============   ============

 WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED           7,301,374      7,192,285
                                                  ============   ============


                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31

                                                          1999           1998
                                                      -----------    -----------
Net cash provided by (used in) operating activities   $   537,543    $ 8,353,635

Cash flows from investing activities:
          Purchase of Treasury Stock                     (301,905)       (40,800)
          Increase in Loans Receivable                                  (597,016)
          Purchase of property and equipment              (92,363)       (11,302)
                                                      -----------    -----------

Net cash (used in) provided by investing activities      (394,268)      (649,118)
                                                      -----------    -----------


Cash flows from financing activities:

          Decrease in bank overdraft                                    (339,944)
          Notes Payable - related Parties                                 (2,967)
          Short term borrowings                           (66,858)    (5,453,072)
                                                      -----------    -----------

Net cash (used in) provided by financing activities       (66,858)    (5,795,983)
                                                      -----------    -----------

Net increase (decrease) in cash                            76,417      1,908,534

Cash and cash equivalents - Beginning of period         2,246,951      1,784,850
                                                      -----------    -----------

Cash and cash equivalents - End of period             $ 2,323,368    $ 3,693,384
                                                      ===========    ===========

                                                     ATEC GROUP, INC
                                 UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          THREE MONTHS ENDING DECEMBER 31, 1999


                                         Common       Value    Series     Value    Additional   Discount on   Retained
                                         Shares      Common  Preferred  Preferred    Paid-In     Preferred    Earnings
                                         Issued       Stock    Issued     Stock      Capital       Stock      (Deficit)
                                       ----------   --------  --------  ---------  -----------  -----------  -----------
Balance at June 30, 1999                7,326,963    $73,270   330,009   $321,090  $11,758,235    ($288,090)   ($314,862)

Purchase of Treasury Stock

Net Income for the Six months Ended
  December 31, 1999                                                                                              406,380
                                       ----------   --------  --------   --------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 1999            7,326,963   $ 73,270   330,009   $321,090  $11,758,235    ($288,090)    $ 91,518
                                       ==========   ========  ========   ========  ===========   ==========  ===========


                                                        Treasury                   Total
                                             ----------------------------       Stockholders'
                                                 Shares          Amount            Equity
                                             -----------      -----------       -------------
Balance at June 30, 1999                        (18,000)        ($91,451)       $ 11,458,192

Purchase of Treasury Stock                     (123,900)       ($301,905)          ($301,905)

Net Income for the Six months Ended
  December 31, 1999                                                                  406,380

                                             -----------      -----------       -------------
BALANCE AT DECEMBER 31, 1999                   ($141,900)       ($393,356)      $  11,562,667
                                             ===========      ===========       =============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1999
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its subsidiaries, which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

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

2.  EQUITY SECURITIES

     CAPITAL STOCK

          The Company's capital stock consists of the following:

                                                          Shares
                                                          Issued
                                           Shares          And
   December 31, 1999                     Authorized     Outstanding     Amount
                                         ----------     -----------    -------
   Preferred Stocks:
       Series A cumulative convertible       29,233          8,451    $    845
       Series B convertible                  12,704          1,458         145
       Series C convertible                 350,000        320,100     320,100
                                                         ---------    --------

           Total preferred                                 330,009    $321,090
                                                         =========    ========
   Common Stock                          70,000,000      7,326,963    $ 73,270

All of the Preferred Stocks convert into 16,311 shares of the Company's Common Stock.

STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS

In October 1999, the Company awarded 234,500 common stock purchase options to employees under the 1997 Stock Option Plan at an exercise price of $1.875 per share (the market price on the date of grant). In November 1999 the Company issued 150,000 common stock purchase options to the Chairman and 200,000 common stock purchase options to the President at an exercise price of $1.99. Total outstanding common stock purchase options and warrants at December 31, 1999 were 3,324,825 at prices of $1.875 to $15.00 per share.


3.  COMPUTATION OF EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding.


4.  GOODWILL

Goodwill is being amortized over its estimated period of benefit, not exceeding fifteen years.

5.  LITIGATION

On or about August 23, 1999 and October 14, 1999, respectively, two putative shareholder class actions were filed in the United States District Court for the Eastern District of New York on behalf of all persons whom purchased our common stock from October 12, 1998, through May 19, 1999, inclusive. The complaint charges us and certain of our officers and directors of violations of sections 10(b) and 20(a) of the Exchange Act, 15 U.S.C. ss.ss. 78j(b) & 781(a), and SEC Rule 10b-5, 17 C.F.R. ss. 240.10b-5, promulgated thereunder. The actions have been consolidated. Plaintiffs seek to represent all persons who purchased our common stock between October 12, 1998 and May 19, 1999. Plaintiffs allege that we and the individual defendants issued a series of allegedly false and misleading statements regarding our growth plans and that we were purportedly positioning ourself for a sale to a larger company. Plaintiffs seek to recover damages on behalf of all plaintiffs.

In October 1999, we commenced an action against defendants, Rita Dozal, Frank Dozal and Michelle O'Mahoney for breach of contract alleging damages in the aggregate of $2,131,365 against defendants. It is alleged that defendants breached the terms of the contract by selling shares underlying certain options before they were entitled to do so under the terms of the contract. In December 1999, the defendants counter claimed for $9,800,000 in damages for: (a) fraudulent and economic coercion; (b) breach of contract; and (c) wrongful termination of employment against Rita Dozal. The action was filed in the Supreme Court, New York County. The action is still in the preliminary stage and discovery has not commenced.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDING DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

         The Company's revenues for the second quarter ended December 31, 1999 decreased to $17.5 million from $32.7 million for the prior year, a decrease of approximately 46%. This decrease is attributable to a significant drop in sales in our distribution division and a major shift in the marketing philosophy of large systems manufacturers that are gradually decreasing their distribution network and increasingly selling directly to end-users and introducing build-to-order systems. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $3.1 million for December 31, 1999 from $2.5 million for the comparable 1998 quarter, a 24% increase due to higher margin sales in the software division. Gross margins as a percentage of revenues for the quarter were 17.6% as compared to 7.6% for the prior year.

         December 31, 1999 operating expenses exclusive of amortization of intangible assets increased to $2.8 million as compared to $2.4 million for the prior year. The increase is primarily for additional employees and compensation. Amortization of intangible assets decreased to $22,500 for the quarter from $105,000 in the comparable 1998 period. The provision for income taxes was $91,200 for the 1999 quarter as compared to $36,500 for the 1998 quarter.

         As a result of the above, the Company's net income was $136,251 for the three months ended December 31, 1999 compared to $23,474 for the 1998 quarter. For the December 31, 1999 quarter, basic and diluted net income per share was $.02 compared to $.00 in the prior year. Average diluted shares outstanding were 7,301,374 for 1999 and 7,192,285 for 1998.

SIX MONTHS ENDING DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

         Revenues for the six months ended December 31, 1999 decreased to $37.7 million from $67.6 million for the prior year, a decrease of approximately 44%. This decrease is attributable to a significant drop in sales in our distribution division and a major shift in the marketing philosophy of large systems manufacturers that are gradually decreasing their distribution network and increasingly selling directly to end-users and introducing build-to-order systems. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $6.9 million for December 31, 1999 from 5.7 million for the comparable 1998 quarter, a 21% increase due to higher margin sales in the software division. Gross margins as a percentage of revenues for the quarter were 18% as compared to 9% for the prior year.

         December 31, 1999 operating expenses for the six months, exclusive of amortization of intangible assets, increased to $6.2 million as compared to $5.2 million for the prior year. The increase is primarily for additional employees and compensation. Amortization of intangible assets decreased to $45,000 from $180,000 in the comparable 1998 period. The provision for income taxes was $285,800 for the 1999 period as compared to $149,500 for the prior year.

         As a result of the above, the Company's net income increased to $406,380 for the six months ended December 31, 1999 as compared to $224,287 for the prior year. Primary and diluted net income per share was $.06 compared to $.03 for the prior year. Average diluted shares outstanding were 7,301,374 for 1999 and 7,192,285 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $2,323,368 at December 31, 1999, an increase of $76,417 as compared to June 30, 1999. The Company's working capital at December 31, 1999 was $9,153,503 as compared to working capital of $9,133,544 at June 30, 1999. Net cash provided by operating activities was $235,638. Cash used for investing activities totaled $92,363 for the purchase of property and equipment. During the period the Company purchased 123,900 common shares for $301,905.

         To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line of $7 million. At December 31, 1999, indebtedness of the Company to Deutsche Financial was $1,867,676 a decrease of $66,858 compared to June 30, 1999. Substantially all company tangible and intangible assets are pledged as collateral for this facility.

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                Other Information
                                December 31, 1999


PART II


Item 6.  Exhibits and Reports on form 8-K

         a) Exhibits - none

         b) Reports on Form 8-K: - NONE

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ATEC GROUP, INC.
                                  (REGISTRANT)



Dated:  February 14, 2000         By: /s/ JAMES J. CHARLES
                                      ---------------------------
                                          James J. Charles,
                                          Chief Financial Officer