Form 10-Q
period 2000-03-31
ATEC GROUP INC
filed 2000-05-15
CIK 893970

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

                      For the Quarter Ended March 31, 2000

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

                                    YES [X]  NO [ ]

As of the close of business on March 31, 2000, there were 7,326,963 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS
                                                                           PAGE

PART I   FINANCIAL INFORMATION

          Item 1 - Consolidated Financial Statements.........................1-5

          Item 2 - Notes to Consolidated Condensed Financial Statements......6-8

          Item 3 - Management Discussion & Analysis
          of Financial Condition and Results of Operations..................9-10


PART II  OTHER INFORMATION REQUIRED IN REPORT

          Item 6 - Other Information..........................................11

          Signature Page......................................................12

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    UNAUDITED         AUDITED
                                                 March 31, 2000    June 30, 1999
                                                 --------------    -------------

ASSETS

CURRENT ASSETS

     Cash                                        $  1,508,541      $  2,246,951
     Accounts receivable, net                       8,352,218         8,666,500
     Inventories                                    2,095,112         1,110,273
     Deferred taxes                                   251,290           251,290
     Other current assets                           1,559,077         1,405,333
                                                 ------------      ------------
          Total currrent assets                    13,766,238        13,680,347
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, NET                           637,638           750,279

Goodwill, net                                       1,410,370         1,519,775

Other Assets                                          282,180            54,594
                                                 ------------      ------------

                                                 $ 16,096,426      $ 16,004,995
                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Revolving inventory line of credit          $  2,204,855      $  1,934,534
     Accounts payable                               1,249,360         1,709,763
     Accrued expenses                                 332,632           669,738
     Income taxes payable                             365,742
     Other current liabilities                        246,986           232,768
                                                 ------------      ------------
          Total liabilities                         4,399,575         4,546,803

STOCKHOLDERS' EQUITY

     Preferred stocks                                 321,090           321,090
     Common stock                                      73,270            73,270
     Additional paid-in capital                    11,758,235        11,758,235
     Discount on preferred stock                     (288,090)         (288,090)
     Retained earnings                                225,702          (314,862)
     Less:  Treasury stock at cost                   (393,356)          (91,451)
                                                 ------------      ------------
          Total stockholders' equity               11,696,851        11,458,192
                                                 ------------      ------------

                                                 $ 16,096,426      $ 16,004,995
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31

                                                  2000           1999
                                             ------------    ------------

NET SALES                                    $ 15,592,963    $ 22,839,467

COST OF SALES                                  13,109,451      19,589,956
                                             ------------    ------------

GROSS PROFIT                                    2,483,512       3,249,511
                                             ------------    ------------

OPERATING EXPENSES

     Selling and administrative                 2,189,130       3,128,001
     Amortization of goodwill                      94,970          47,094
                                             ------------    ------------

          Total operating expenses              2,284,100       3,175,095
                                             ------------    ------------

INCOME FROM OPERATIONS                            199,412          74,416
                                             ------------    ------------

OTHER INCOME (EXPENSE)

     Interest income                                6,364          28,219
     Interest expense                              (5,122)         (1,739)
     Miscellaneous                                  9,730
                                             ------------    ------------

          Total other (expense) income             10,972          26,480
                                             ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES          210,384         100,896

PROVISION FOR INCOME TAXES                         76,200          40,300
                                             ------------    ------------

NET INCOME                                   $    134,184    $     60,596
                                             ============    ============

NET EARNINGS PER SHARE

   BASIC AND DILUTED                         $       0.02    $       0.01
                                             ============    ============


 WEIGHTED AVERAGE NUMBER OF SHARES-BASIC        7,185,063       8,201,818
                                             ============    ============

 Weighted average number of shares-diluted      7,185,063       8,201,818
                                             ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31

                                                      2000             1999
                                                  ------------     ------------


NET SALES                                         $ 53,313,156     $ 90,457,405
COST OF SALES                                       43,923,556       81,454,351
                                                  ------------     ------------

GROSS PROFIT                                         9,389,600        9,003,054
                                                  ------------     ------------

OPERATING EXPENSES

     Selling and administrative                      8,402,552        8,371,548
     Amortization of goodwill                          139,970          227,094
                                                  ------------     ------------

          Total operating expenses                   8,542,522        8,598,642
                                                  ------------     ------------

INCOME FROM OPERATIONS                                 847,078          404,412
                                                  ------------     ------------

OTHER INCOME (EXPENSE)

     Interest income                                    50,878          107,429
     Interest expense                                   (5,122)         (37,157)
     Miscellaneous                                       9,730
                                                  ------------     ------------

          Total other (expense) income                  55,486           70,272
                                                  ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               902,564          474,684

PROVISION FOR INCOME TAXES                             362,000          189,800
                                                  ------------     ------------

NET INCOME                                        $    540,564     $    284,884
                                                  ============     ============

NET EARNINGS PER SHARE

   BASIC AND DILUTED                              $       0.08     $       0.04
                                                  ============     ============


 WEIGHTED AVERAGE NUMBER OF SHARES-BASIC             7,247,013        7,975,613
                                                  ============     ============

 WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED           7,247,013        7,975,613
                                                  ============     ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31

                                                            2000           1999
                                                       -------------  ------------

Net cash provided by (used in) operating activities    $  (610,463)   $ 3,220,602

Cash flows from investing activities:

          Purchase of Nexar Technology                                   (967,564)
          Purchase of property and equipment               (96,363)      (160,200)
                                                       -----------    -----------

Net cash (used in) provided by investing activities        (96,363)    (1,127,764)
                                                       -----------    -----------


Cash flows from financing activities:

          Exercise of Options and Warrants                                574,001
          Short term borrowings                            270,321     (4,104,920)
          Purchase of Treasury Stock                      (301,905)       (40,800)
                                                       -----------    -----------

Net cash (used in) provided by financing activities        (31,584)    (3,571,719)
                                                       -----------    -----------

Net increase (decrease) in cash                           (738,410)    (1,478,881)

Cash - Beginning of period                               2,246,951      1,784,850
                                                       -----------    -----------

Cash - End of period                                   $ 1,508,541    $   305,969
                                                       ===========    ===========

                                                           ATEC GROUP, INC

                                      UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  NINE MONTHS ENDING MARCH 31, 2000


                                                                               Discount
                             Common   Value     Series    Value     Additional on         Retained   Treasury Stock        Total
                             Shares   Common    Preferred Preferred Paid-In    Preferred  Earnings ------------------- Stockholders'
                             Issued   Stock     Issued    Stock     Capital    Stock      (Deficit) Shares    Amount       Equity
                           --------- ---------  -------  -------- ----------- ---------   -------- --------  ---------  -----------

Balance at June 30, 1999   7,326,963 $  73,270  330,009 $ 321,090 $11,758,235 ($288,090) ($314,862) (18,000) ($ 91,451) $ 11,458,192


Purchase of Treasury Stock                                                                         (123,900)  (301,905)    (301,905)

Net Income for the
 Nine months Ended
March  31, 2000                                                                            540,564                          540,564
                           --------- ---------  -------  -------- ----------- ---------   -------- --------  ---------  -----------
Balance at March 31, 2000  7,326,963 $  73,270  330,009  $321,090 $11,758,235 ($288,090)  $225,702 (141,900) ($393,356) $11,696,851
                           ========= =========  =======  ======== =========== =========   ======== ========  =========  ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        NINE MONTHS ENDED MARCH 31, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

2. Planned Acquisition

On May 4, 2000 we signed a letter of intent to be acquired by Applied Digital Solutions, Inc. (ADS) in an all stock transaction. Under the terms of the letter of intent, ADS would acquire all the outstanding shares of the Company, payable in shares of ADS common stock, at a rate of 1.25 shares of ADS common stock for each share of ATEC Group common stock. The transaction is subject to various terms and conditions, including the execution of a definitive acquisition agreement, completion of due diligence, ATEC shareholder approval and approval of relevant government agencies.

3. Equity Securities

   Capital Stock

          The Company's capital stock consists of the following:

                                                     Shares
                                                     Issued
                                    Shares             And
   March 31, 2000                   Authorized      Outstanding          Amount
                                    ----------      -----------          ------
   Preferred Stocks:
       Series A convertible            29,233            8,451        $    845
       Series B convertible            12,704            1,458             145
       Series C convertible           350,000          320,100         320,100
                                                     ---------        --------

           Total preferred                             330,009        $321,090
                                                     =========        ========

   Common Stock                    70,000,000        7,326,963        $ 73,270

All of the Preferred Stocks convert into 16,311 shares of the Company's Common Stock.

Stock Option Plan and Common Stock Purchase Warrants

In October 1999, the Company awarded 234,500 common stock purchase options to employees under the 1997 Stock Option Plan at an exercise price of $1.875 per share (the market price on the date of grant). In November 1999 the Company issued 150,000 common stock purchase options to the Chairman and 200,000 common stock purchase options to the President at an exercise price of $1.99. Total outstanding common stock purchase options and warrants at March 31, 2000 were 3,324,825 at prices of $1.875 to $15.00 per share.

4. Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding.

5. Goodwill

Goodwill is being amortized over its estimated period of benefit, not exceeding fifteen years.

6. Litigation

See 10-Q for the period ending December 31, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ATEC Group, Inc. and Subsidiaries

Background

         ATEC Group, Inc. is a leading system integrator and provider of a full line of information technology products and services. As a one-stop company for the computer needs of businesses, professionals, government agencies and educational institutions, ATEC Group offers computer hardware and software, system integration networking, graphic arts, Internet and Intranet. The company is positioned for growth through its capabilities as a PC manufacturer of Nexar Technology, in software development and e-commerce.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

The Company's revenues for the third quarter ended March 31, 2000 decreased to $15.6 million from $22.8 million for the prior year, a decrease of approximately 32%. This decrease is primarily attributable to the Company exiting its low-margin distribution business. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period decreased to $2.5 million for March 31, 2000 from $3.2 million for the comparable 1999 quarter. Gross margins as a percentage of revenues for the three months were 16% as compared to 14% for the prior year. The increase is attributable to growth in service, integration and web-based solutions. The Company's goal is to increase these margins as the Company attempts to increase its market share in more profitable sectors of the business such as integration, hardware service/maintenance, networking, and training.

Operating expenses for the three months exclusive of amortization of intangible assets decreased to $2.2 million as compared to $3.1 million for the prior year. The decrease is primarily for contract labor working on Y2k in the previous year. Amortization of intangible assets increased to $94,970 for the quarter from $47,094 in the comparable 1999 period. The provision for income taxes was $76,200 for the 2000 quarter as compared to $40,300 for the 1999 quarter.

As a result of the above, the Company's net income was $134,184 for the three months ended March 31, 2000 compared to $60,596 for the 1999 quarter. For the March 31, 2000 quarter, basic and diluted net income per share was $.02 compared to $.01 in the prior year. Average diluted shares outstanding were 7,185,063 for 2000 and 8,201,818 for 1999.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

Revenues for the nine months ended March 31, 2000 decreased to $53.3 million from $90.5 million for the prior year, a decrease of approximately 41%. This decrease is attributable to the Company exiting its low-margin business. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period increased to $9.4 million for March 31, 2000 from 9.0 million for the comparable 1999 quarter due to higher margin sales. Gross margins as a percentage of revenues for the quarter were 18% as compared to 10% for the prior year.

Operating expenses for the nine months, exclusive of amortization of intangible assets, were $8.4 million in 2000 and 1999. Amortization of intangible assets decreased to $139,970 from $227,094 in the comparable 1999 period. The provision for income taxes was $362,000 for the 2000 period as compared to $189,800 for the prior year.

As a result of the above, the Company's net income increased to $540,564 for the nine months ended March 31, 2000 as compared to $284,884 for the prior year. Primary and diluted net income per share was $.08 compared to $.04 in the prior year. Average diluted shares outstanding were 7,247,013 for 2000 and 7,975,613 for 1999.

Liquidity and Capital Resources

The Company's cash position was $1,508,541 at March 31, 2000, a decrease of $738,410 as compared to June 30, 1999. The Company's working capital at March 31, 2000 was $9,366,663 as compared to working capital of $9,133,544 at June 30, 1999. Net cash used by operating activities was $610,463. Cash used for investing activities totaled $96,363 for the purchase of property and equipment. During the period the Company purchased 123,900 common shares for $301,905.

To accommodate the Company's financial needs for inventory financing, Deutsche Financial Service has granted a credit line of $15 million. At March 31, 2000, indebtedness of the Company to Deutsche Financial was $2,204,855 an increase of $270,321 compared to June 30, 1999. Substantially all company tangible and intangible assets are pledged as collateral for this facility.

                        ATEC Group, Inc. and Subsidiaries
                                Other Information
                                 March 31, 2000


PART II

Item 6.  Exhibits and Reports on form 8-k

a) Exhibits - none

b) Reports on Form 8-K:
   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATEC GROUP, INC.
                                   (REGISTRANT)



Dated: May 12, 2000                By: /s/ JAMES J. CHARLES
                                       -----------------------------------------
                                       James J. Charles, Chief Financial Officer