Form 10-K
period 2000-06-30
ATEC GROUP INC
filed 2000-09-28
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

                              --------------------

                                 CURRENT REPORT

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from_____ to _____

                         Commission File Number 0-22710


                                ATEC GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     13-3673965
     -------------------------------                  ----------------------
     (State or other jurisdiction of                     (IRS. Employer
      corporation or organization)                    Identification Number)

       69 Mall Drive, Commack, New York                        11725
   ----------------------------------------                  ----------
   (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code (631) 543-2800
                                               --------------

          Securities registered pursuant to Section 12(b) of the Act:
                           Common Stock $.01 par value


          Securities registered pursuant to Section 12(g) of the Act:
                    Series A Preferred Stock $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                               YES [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               YES [X]   NO [ ]

         On September 20, 2000, the aggregate market value of the voting common equity of ATEC Group, Inc., held by non-affiliates of the Registrant was $11,872,626* based on the closing price of $1.9375 for such common stock on said date as reported by the American Stock Exchange. On such date, there were 7,347,689 shares of common stock of the Registrant outstanding.

* Excludes 1,219,882 shares of common stock beneficially owned by Surinder Rametra, Ashok Rametra, George Eagan, James Charles and David Reback, the officers and directors of the Company.

FORWARD-LOOKING STATEMENTS


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include but are not limited to risks associated with the uncertainty of future financial results; additional financing requirements; development of new products or mergers; the continued ability to sustain integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which the Company competes; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; potential entry of new, well-capitalized competitors into the markets; changes in the Corporate capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe, expect, anticipate, intend and plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

         ATEC Group, Inc. ("the Company" or "ATEC") is a one-stop provider for a full line of information technology products and services to businesses, professionals, government and educational institutions. We offer multiple solutions to our clients that we believe generate loyalty and improve our ability to seek higher margins. We have developed several core competencies, including system design, software development, networking, server-based computing, help desk, wireless telecommunications, voice over IP, high-speed bandwidth, e-commerce, web hosting, ISP, ASP and Internet/Intranet solutions.

           In furtherance of our efforts to provide end-to-end solutions to clients, we continue to commit significant resources to establish our PC manufacturing division, Nexar(R), which offers a line of branded computer products built with state-of-the-art technology. Nexar manufactures industry-standard PCs whose advanced and patented design enables clients to affordably upgrade all major system components, minimizing upgrade cost. Nexar provides unique 24 x 7 toll-free hardware and software support, including off-the-shelf software.

         Our e-commerce website, www.atecgroup.com, is designed to ensure our clients seamless access, security, speed and ease of use. It employs a unique and powerful search engine and database that was developed in-house and is continually being reengineered. We plan to market this search engine and e-commerce development capability as a new offering to our clients while continuing our own expansion into the e-commerce marketplace. www.atecgroup.com offers over 60,000 information technology (IT) products from major PC and peripheral manufacturers along with access to comprehensive technical specifications and availability on most of these products that allows buyers to shop, compare and procure all their IT product needs through one place, easily and quickly, making us a one-stop solution provider. The site also offers our Nexar PC line of products directly to end-users and corporate clients.

         Most industry experts agree that e-business will dramatically impact traditional supply chains and distribution channels. E-marketers estimate e-business revenues to exceed $3.5 trillion by the year 2002 and reach in excess of $7.0 trillion by 2004, representing over 7% of all sales transactions worldwide. With that in mind, we continually aim to be a part of the e-business segment growth. No one, however, believes that existing relationships will vanish overnight. Our goal is to continue to strengthen our presence in both the business-to-business (B2B) and business-to-consumer (B2C) segments of e-commerce, each of which is critical to strengthening our core business objective of providing a one-stop, value-added service and product solution.

         Together with our e-commerce solutions, we have created atecone.com, an Internet Service Provider (ISP) providing boutique Internet solutions, including virtual web, domain name hosting, DSL, ADSL, dial up, full and fractional T1 & T3, web-based messaging services, Internet/Intranet design, and integration of large and small e-commerce solutions. Looking ahead, we are focused on enhancing our current e-commerce capabilities by developing in-house capabilities or acquiring businesses currently involved in providing wireless, Internet and telecommunication solutions and services.

         As the decision-making process that confronts organizations while planning, selecting and implementing information technology solutions has grown more complex, it became necessary for us to create an enterprise-focused team, our Technology Integration Services (TIS) division, to streamline and strengthen our core business. During the past fiscal year, we enhanced the TIS division offerings by acquiring ICM International, Inc., a private company based in Albany, NY. ICM is one of the leading Citrix server-based solution providers in the Northeast. The acquisition of ICM opened new avenues for us such as turn-key server-based computing, storage networks and complete end-to-end solutions, including implementation, project management and program custom applications on platforms such as Citrix, Microsoft NT, Netware, Linux, Unix, Java and others.


INDUSTRY

         Complex computer information processing systems, the foundation on which business and organizations now function, are continuously being redesigned, modified and upgraded as new computer and telecommunications technologies are introduced. Until the mid-1980s, either mid-range or mainframe computer systems were used to manage an organization's mission-critical, transaction-oriented functions, such as banking, credit transactions, point-of-sale and airline reservations.

         In the late 1980s, a new architecture for information processing called "client/server" computing emerged, fueled by the growing intelligence in desktop computers, expanding capabilities of software applications and growing capabilities of networks. A client/server system typically consists of multiple intelligent desktop client computers linked with high- performance server computers by a LAN/WAN providing flexibility and mobility to a wide range of applications. Most corporations today are seeking to reconfigure their existing mainframe/mid-range computers (sometimes referred to as "legacy systems") to operate in parallel with client/server networks. We believe that these two information system models, legacy systems and client/server systems, will continue to coexist, providing advantages for certain applications. Over the past several years, the increase in performance of personal computers and the development of a variety of effective business connectivity software programs have led to an industry shift away from mainframe computer systems to client/server systems.

         The markets for information technology products and services are expected to continue to experience significant growth over the next few years. According to Data Quest Inc., a leading industry market research firm, the U.S. market for personal computers is expected to increase from $80 billion in 1998 to $103 billion in 2001, a compound growth rate of 9%. We believe that the leading factors driving the growth in the markets are the continued transition to distributed computing technologies, such as client/server.

BUSINESS STRATEGY

         We as a value-added reseller, distribute products to major clients and other resellers, and provide services such as consulting, procurement, built-to-order, networking and hardware sales to our clients. We focus on servicing small and medium-size enterprises (SME), which often do not have the adequate IT personnel to procure, design, install or maintain complex systems to incorporate continuously evolving technologies.

         During 1998, the PC market underwent major changes as leading manufacturers such as IBM, Compaq, Toshiba, Apple and Hewlett-Packard shifted their focus away from the reseller channel towards direct marketing. Such actions by the major manufacturers significantly affected the distribution business due to the availability of products and competition on direct volume sales. In response, we changed our focus to exit low margin distribution sales and enter into complementary lines of business by:

o Enhancing our existing value added/system integration services into a Technical Integration Services (TIS) division as the strategic marketing arm to serve clients effectively;
o Expanding into Internet and e-solutions with atecone.net and atecgroup.com, respectively;
o Acquiring the intellectual properties of Nexar and establishing a PC manufacturing division;
o    Enhancing our software development capabilities through offshore alliances;
     and
o Creating a consolidated new corporate structure to streamline administrative functions and stimulate future growth.


MARKETING STRATEGY

         Our marketing strategy is to educate business clients about our ability to provide a single source, end-to-end solution that reduces total cost of ownership. In an effort to create a unique identity and distinguish ourselves from the competition, we have committed our resources to assisting our clients in the implementation of the latest changes in the IT industry.

         We are an authorized dealer for leading manufacturers such as Compaq, Gateway, Hewlett-Packard, Apple, Novell, Informix, Quest Communications, AMD, Citrix, Microsoft, 3 COM, Toshiba, Oracle, Sybase, Intel, Computer Associates and numerous others. We provide our clients with a variety of products from microcomputers to client/servers to peripherals. To market our products, we enjoy partnering relationships with major computer distributors, including Ingram Micro, Tech Data, Synnex and others, which have multiple distribution sites and collectively carry more than $1 billion in inventory at any given point. Through these two relationships, manufacturers on the one hand and distributors on the other, we offer our clients the best in information technology products while reducing our inventory cost.

         To succeed in this competitive environment and to achieve greater client satisfaction, we offer our clients several distinct advantages:

o A commitment to providing a single source, "end-to-end" solution to their individual data processing needs;
o Low cost overhead structures, including limited inventory, extensive use of warehousing of our allied distributors and automated management and operating functions, thereby enabling us to hold costs down;
o Continual pursuit of new products and service offerings in response to market conditions, and
o    Responsive, expert service and support.


PRODUCTS, SERVICES AND SOLUTIONS

         We market a broad selection of products with a focus on microcomputers, client/servers and peripherals manufactured by major vendors. Our subsidiaries are authorized sales and service dealers for major IT manufacturers. The sales of products by major manufacturers such as Apple, Compaq, Toshiba, Gateway, Epson and Hewlett-Packard generated over 50% of our revenue for the year ended June 30, 2000. The agreements with these vendors are generally renewed periodically and permit termination by manufacturers without cause, generally upon 30 to 90 days notice. These provisions are standard in the computer reseller industry.

         We evaluate product assortment based on technological advances, availability and marketability of the products. We continually seek to expand our product offerings in response to market conditions. Service and support is performed with an emphasis on achieving higher profit margins while ensuring quality service to our clients. We have excellent vendor/dealer relationships with major national distributors, enabling us to source our products from multi-distribution channels.

PC MANUFACTURING

         Nexar(R), a division of ATEC with patented technologies, is an innovative manufacturer of personal computers with a fundamentally different approach to personal computing. Nexar manufactures PCs that allow for customization of the system and enable end-users to affordably upgrade all major system components, including future processors and technology advances.

         Nexar has developed three lines of personal computers with high-resolution, high-performance monitors, and is committed to continually developing and introducing new product lines to keep ahead of technology. The current product lines of Nexar are:

o ENABLE SERIES: This series captures the true essence of the PC, powered by the latest class of processors, and is built to the rigorous standards of ISO 9002 specifications. Superior quality and performance are combined to create top value in the world of desktop computers. Enable is aimed at the cost-conscious consumer.

o EMPOWER SERIES: These systems are built to the client's specifications using widely accepted quality components and peripherals to ensure 100% compatibility. This line is the ideal solution for clients who demand to stay on the cutting edge of technology. The Empower line is aimed at corporate users who require value and the flexibility of standard options and components.

o INFINITY SERIES: This series incorporates Nexar's patented XPA technology, which uses standard components but allows for processor and memory upgrades across processor generations from within the same PC footprint.

         Nexar offers its products through our extended sales and marketing group, national retail channels and directly through the our web sites: www.nexarusa.com and WWW.ATECGROUP.COM.

E-COMMERCE

         We launched our e-commerce website, www.atecgroup.com, in 1999. The website ensures our clients seamless access, security, speed, flexibility and ease of use. It employs unique and powerful search engines and a database that has been developed in-house and features over 60,000 information technology products. The site also provides our clients with technical specifications as well as online availability on many products and incorporates daily updates and is accessible through over 100 popular search engines worldwide including; Yahoo, AltaVista, Lycos, Infoseek, Excite and several others. We are leveraging our existing base of over 100,000 clients nationwide, as well as exploring banner advertising on high-traffic search engines, to popularize our site. The opening of the e-commerce site marks our entry into the explosive e-commerce market.

         Although the B2C e-commerce segment has received most of the media attention over the past two years, the B2B segment is also growing rapidly. Forrester Research has estimated that while the B2C market is expected to reach $143.8 billion by 2004, B2B business in the U.S. could reach $2.7 trillion for the same period, or a growth rate of 99% annually. We are focused and have committed our resources to be a part of the growth in the e-commerce segment, especially in B2B. In fiscal 2000, approximately 18% of our revenues were derived from B2B transactions, which benefited bottom line profitability.

TECHNOLOGY INTEGRATION SERVICE

         The microcomputer industry is characterized by numerous hardware systems that utilize different and often incompatible standards for hardware and software applications. Additionally, as new technologies in PCs, telecommunication and wireless are introduced, organizations need to continually redesign, upgrade and modify their existing systems. In response to growing IT needs, we realized that the traditional system integration approach (trouble shooting, networking, custom configuration of technology) was not sufficient. Therefore, it became necessary for us to create an enterprise-focused team - our Technology Integration Services (TIS) division. The TIS group is focused on providing value-added solutions to allow customers to take advantage of the technology they need without many of the obstacles required to implement them. The services offered by TIS include:

         1.  Technology fulfillment and management
         2.  Staff augmentation and outsourcing
         3.  Professional and network services-ATEC branded solutions
         4. Server-based computing (Microsoft Terminal Server and Citrix Metaframe)
         5.  Software solutions
         6.  E-commerce, Internet access, ISP and Internet integration
         7.  End-user support
         8.  Special technology and markets

INTERNET ACCESS - ATECONE.COM

         As voice and high-speed data technologies continue to converge, our goal is to be the one-stop provider to take advantage of this expanding market. We provide access and all the necessary services to integrate LAN/WAN consulting, voice over IP, Internet-based VPN design, turnkey Internet provisioning, wireless communication, web design and web hosting. Along with the above solutions, atecone.com provides boutique Internet solutions, including virtual web, domain name hosting, web-based messaging services, DSL, ADSL, dial-up, full and fractional T1 & T3 and integration of large and small e-commerce solutions

SOFTWARE SOLUTIONS

         We offer both project management capabilities and technical expertise to deliver high-quality custom software to our clients. We provide a wide range of services, including analysis, design, coding, testing, deployment, implementation, training and maintenance.


COMPETITION

         The microcomputer market is very competitive, and as such we compete directly with major PC manufacturers, a variety of local and national distributors, super stores, retailers, mail order houses and other entities that offer computer products and services. We compete with these entities based on our commitment to provide a cost-effective, single source, "end-to-end" solution to our clients' IT needs. We attempt to competitively price hardware and software items with our wide range of customer support and services; however, we do not focus on pricing as our primary competitive strength. Rather, we believe that our principal strength is our ability to offer clients complete and cost-efficient solutions to their individual IT needs.


BACKLOG

         We do not have a significant backlog, as we normally deliver and install the computer products purchased by our clients within a short time of the date of order.

GOVERNMENTAL REGULATION AND CONTRACTS

         We believe that we are in compliance with federal and state laws and regulations that are applicable to our operations. We are not a party to any government contract that represents a material portion of our revenue or that, if terminated or renegotiated, would have a material adverse effect on our business.


PATENTS AND TRADEMARKS

PATENTED TECHNOLOGY

         The U.S. Patent & Trademark Office awarded Nexar a patent for its advanced PC motherboard and chassis design. The patent addresses the Nexar PC's Inverted Socket Process Architecture and design that place the processor, system memory and cache sockets on the undercarriage of the motherboard and a "future ready" XPA design that incorporates a highly innovative split motherboard design. XPA is a substantial enhancement to our ISPA patent because it supports multiple processor architectures. The XPA design separates the most stable components of a PC from those components that are most susceptible to technology obsolescence, easily enabling resellers and users to adapt to rapidly changing technologies.

TRADEMARK

         On May 11, 1999, the U.S. Patent and Trademark Office granted us a trademark for Nexar. We currently use the Nexar mark on our line of computers. The registration is enforceable for ten (10) years.


EMPLOYEES

         As of September 28, 2000, there was an aggregate of approximately 93 employees, including 5 administrators, 19 staff persons, 13 managers, 27 full-time sales persons, 26 technical and 3 warehouse personnel. We have no collective bargaining agreements and believe that relations with our employees are good.


ITEM 2.       PROPERTIES

         Our headquarters and executive offices are located at 69 Mall Drive, Commack, New York. This location occupies approximately 23,175 square feet pursuant to a lease expiring in 2005, and provides for annual rental payments of approximately $134,000, plus certain expenses. We also maintain a retail location and warehouse facility in Albany, New York, consisting of approximately 8,050 square feet. The Albany facility lease expires on June 30, 2003 and requires annual rental payments of $108,192, plus all expenses and taxes attributable to the operation of the premises. The Albany facility is leased from a company controlled by Surinder and Ashok Rametra, officers and directors of ATEC. The New York City operations are located at 143 West 29th Street, New York, New York. This location occupies 7,000 square feet; 4,000 square feet is leased on a month-to-month basis and requires annual rental payments of $48,000, plus certain expenses and 3,000 square feet with required annual payments of $36,000 per year, plus other expenses under a lease expiring in 2002. Our Pinebrook, New Jersey facility occupies 5,328 square feet and requires annual payments of approximately $41,026 per year, plus other expenses under a lease expiring in 2002. Our Syracuse facility occupies 1,300 square feet and requires annual rental payments of approximately $16,000 per year, plus other expenses under a lease expiring in 2002.

         We believe that our current facilities are suitable for our present and projected needs. We do not own any real property.


ITEM 3.       LEGAL PROCEEDINGS

         A third-party action was commenced against ATEC's predecessor ("Hillside Bedding") in the Supreme Court, Bronx County, in 1993. The action results from a claim by a former employee who was allegedly injured while operating a forklift during the course of his employment. The employee commenced an action against the Company that maintained the forklift, Mid Hudson Clarklift ("MH"), seeking damages of $7,000,000 for the alleged failure of such company to properly maintain and service the lift. MH instituted a third-party action seeking judgment for all or part of any verdict or judgment that may be obtained against MH. The case is presently in the discovery stages.

         On August 23, 1999, a class-action lawsuit was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased common stock from October 12, 1998, through May 19, 1999, inclusive. The complaint charges ATEC and certain of its officers and directors with violations of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5 promulgated thereunder. Plaintiffs seek to recover damages on behalf of all class members.

         In October 1999, the Company commenced an action against defendants Rita Dozal, Frank Dozal and Michelle O'Mahoney for breach of contract alleging damages in the aggregate of $2,131,365 against the defendants. It is alleged that defendants breached the terms of the contract by selling shares underlying certain options before they were entitled to do so under the terms of the contract. In December 1999, the defendants counter-claimed for $9,800,000 in damages for: (a) fraudulent and economic coercion; (b) breach of contract; and
(c) wrongful termination of employment against Rita Dozal. The action was filed in the Supreme Court, New York County.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of fiscal year 2000, we did not submit any matter to the vote of our shareholders.

                                     PART II

ITEM 5.       MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

         Our common stock is currently traded on the American Stock Exchange under the symbol "TEC." The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the NASDAQ. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

                                  COMMON STOCK
                                                        High          Low
                                                        ----          ---
1998
      Quarter ended 9/30........................       7 15/3       3 15/16
      Quarter ended 12/31.......................       8 1/8        3 1/4

1999
       Quarter ended 3/31.......................       10 7/8       5 7/8
       Quarter ended 6/30.......................        8 5/16      2 15/16
       Quarter ended 9/30.......................        4           2
       Quarter ended 12/31......................        3 1/4       1 3/4

2000
       Quarter ended 3/31.......................        7           2 3/8
       Quarter ended 6/30.......................        4 15/16     2 1/8


         On September 20, 2000, there were approximately 238 holders of record of our common stock, 17 holders of record of Series A preferred shares and 3 holders of record of the Units. The number of record holders does not include holders whose securities are held in street name.

         We do not currently pay dividends on our common stock. It is management's intention not to declare or pay dividends on our common stock, but to retain earnings for the operation and expansion of our business.

         The holders of our Series A preferred shares are entitled to certain dividend payments upon declaration by the Board of Directors. (See "Item 8-Financial Statements").

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data as and for each of the five years in the period ended June 30, 2000, have been derived from audited financial statements. This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis."

Operating Data               2000            1999            1998            1997            1996
--------------               ----            ----            ----            ----            ----
Net Sales                 $71,937,680    $107,435,617    $187,150,614    $100,841,362    $81,812,045
Income or (Loss) from
continuing operations     $   296,953    $ (4,299,228)   $  2,740,066    $  1,667,898    $   838,346
Income (Loss) per
common share:
Basic                     $       .04    $       (.62)   $        .45    $        .28    $       .16
Diluted                   $       .04    $       (.62)   $        .43    $        .28    $       .16

Balance Sheet Data
------------------
Total Assets              $16,490,517    $ 16,004,995    $ 26,634,164    $ 17,147,707    $13,322,133
Long-term obligations              --              --              --              --    $   228,322
Cash dividends per
common share                      Nil             Nil             Nil             Nil            Nil

Results for fiscal 2000 reflected one-time charges totaling $284,000, including approximately $186,200 in expenses related to a class-action lawsuit, $58,800 in moving expenses for the relocation of the Company's headquarters and warehouse, and $39,400 of costs related to a terminated merger with Applied Digital Solutions. The net loss for fiscal 1999 included one-time charges of $696,000 for the start-up and financing of Nexar(R), our PC manufacturing division, and $3,000,000 of goodwill for prior acquisitions.

Shares outstanding and earning per share for 1996 have been restated to reflect the increase in shares issued upon the conversion of preferred stock due to market price changes. All earnings per share reflect our one-for-five reverse stock split in November 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         We are a leading system integrator and provider of a full line of IT service products, as well as a single source, "end-to-end" solution provider for the computer needs of businesses, professionals, government agencies and educational institutions.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

         Revenues for the fiscal year ended June 30, 2000 ("fiscal 2000") decreased to $71.9 million from $107.4 million for the prior year, a decrease of approximately 33%. This decrease is primarily attributable to our exit from the low margin wholesale business. Our revenues are generated by sales of computer hardware and software, and related support services. Gross profit for fiscal 2000 increased to $11.6 million from $11.1 million for 1999, a 5% increase due to the higher margin revenues. Gross margin for fiscal 2000 improved to 16.1% as compared to 10.3% for the prior year.

         Fiscal 2000 operating expenses, exclusive of amortization of intangible assets, decreased to $11.1 million as compared to $12.7 million for the prior year.

         Amortization of intangible assets decreased to $187,000 for the year from $443,000 in the comparable 1999 period. In 1999 we incurred one-time charges of $3,000,000 of goodwill for prior acquisitions. We also earned $63,000 of interest income and incurred $11,000 of interest expense in fiscal 2000 due to our continued strong working capital position.

         The provision for income taxes for 2000 was $102,000 as compared to a benefit of $641,000 for 1999.

         As a result of the above, we had net income of $297,000 for fiscal 2000 compared to net loss of $4,300,000 in fiscal 1999. For 2000, net income per share was $.04 compared to a net loss of $.62 per share in the prior year. Basic and diluted average shares outstanding were each approximately 7,200,000 for fiscal 2000.


FISCAL 1999 COMPARED TO FISCAL 1998

         Revenues for the fiscal year ended June 30, 1999 ("fiscal 1999") decreased to $107.4 million from $187.2 million for the prior year, a decrease of approximately 43%. This decrease is primarily attributable to a significant drop in sales in our distribution division and a major shift in the marketing philosophy of large systems manufacturers who have decreased their distribution network and increased direct selling to end-users and introduced built-to-order systems, which resulted in less available product. Gross profit for fiscal 1999 decreased to $11.1 million from $13.7 million for 1998, a 19% decrease due to the decreased revenues. Gross margin for fiscal 1999 was 10.3% as compared to 7.3% for the prior year.

         Fiscal 1999 operating expenses, exclusive of amortization of intangible assets, increased to $12.7 million as compared to $8.6 million for the prior year. The 47% increase in operating expenses is related primarily to $2.5 million of additional salaries and expenses for the Y2K division, $700,000 of start-up and financing costs related to the Nexar acquisition and additional costs to develop e-commerce and hire additional personnel.

         Amortization of intangible assets increased to $443,000 for the year from $308,000 in the comparable 1998 period, due to the Logix acquisition that was consummated in April 1998. In addition, in 1999 we incurred one-time charges of $3,000,000 of goodwill for prior acquisitions. We also earned $124,000 of interest income and incurred $38,000 of interest expense in 1999 due to our continued judicious use of working capital.

         The provision for income taxes for 1999 was a benefit of $641,000 as compared to an expense of $2,145,000 for 1998.

         As a result of the above, the Company incurred a loss of $4,300,000 for 1999 compared to net income of $2,740,000 in 1998. For 1999, net loss per share was $.62 compared to net income of $.43 per share in the prior year. Diluted net loss per share, exclusive of the one-time charges for the impairment of goodwill and the start-up costs (net of tax credits) for the Nexar division, amounted to $.12. Basic and diluted average shares outstanding were 6,885,069 for 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The cash position was $101,000 at June 30, 2000, a decrease of $2,146,000 as compared to June 30, 1999. Working capital at June 30, 2000, was $9,342,000 as compared to working capital of $9,134,000 at June 30, 1999. The major uses of cash resulted primarily from increases in inventory and receivables ($2,617,000) and the purchase of treasury stock ($535,000). Cash used for investing activities totaled $80,433. We believe that our resources are adequate to meet our capital requirements over the next twelve months.

         To accommodate our financial needs for inventory financing, we have arranged lines of credit with two financial institutions in the aggregate amount of $15,775,000. At June 30, 2000, our indebtedness to these institutions was $2,174,000, or an increase of $239,000 compared to June 30, 1999. Substantially all tangible and intangible assets are pledged as collateral for these facilities.


ITEM 7A.      QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under our line of credit are at Prime plus a quarter percent, which is adjusted monthly. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.

         Due to the nature of ATEC's borrowings and short-term investments, we have concluded that there is no material risk exposure and, therefore, no quantitative tabular disclosures are required.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         DIRECTORS AND OFFICERS

         The following table sets forth the names and ages of all current directors and officers and the position held by them:

            Name                      Age            Position
            ----                      ---            --------

            Surinder Rametra          60             Chairman of the Board and
                                                     Chief Executive Officer

            Ashok Rametra             48             President, Secretary,
                                                     Treasurer and Director

            James J. Charles          57             Chief Financial Officer and
                                                     Director

            George Eagan              43             Director

            David Reback              58             Director

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

         Surinder Rametra was appointed the Chief Executive Officer and Chairman of the Board in June 1994. Prior to June 1994 Mr. Rametra was president of one of our subsidiaries. Mr. Rametra received a Bachelor of Science Degree from the Punjab Engineering College, India, and a Masters of Science Degree in Engineering from the University of I.I.T., India in 1965 and 1969, respectively. In 1976, Mr. Rametra received a Masters of Business Administration Degree in Finance from New York University.

         Ashok Rametra was appointed President in January 1999. Prior thereto he was the Secretary, Treasurer, Chief Financial Officer and a Director since June 1994. From June 1994 to March 1995 Mr. Rametra also served as our president. Prior to 1994, Mr. Rametra was the president of one of the Company's subsidiaries. Mr. Rametra received a Bachelor of Science Degree from St. Johns University in Accounting in 1980. Mr. Rametra is the brother of Surinder Rametra.

         James J. Charles was appointed Chief Financial Officer in January 1999. Prior to his appointment, he was a financial consultant to several public companies (1994-1998), Chief Financial Officer of a printing company (1990-1994) and a partner in the firm of Ernst & Young (1966-1990). He was appointed a Director in September 2000.

         George Eagan was appointed a Director in November 1997. Mr. Eagan serves as president of Waterford Capital. Mr. Eagan has been in the financial industry for the past twenty years working with both private and public companies as a financial advisor. Mr. Eagan graduated with a Bachelor of Science in Business Administration/Management from Alfred University and an MBA in Finance from McGill University.

         David C. Reback was appointed a Director in November 1997. Since 1969, Mr. Reback has been a partner with Reback & Potash, LLP, a law firm specializing in litigation, appellate matters and real estate. Mr. Reback received a BA from Syracuse University, and in 1965 he received a law degree from Syracuse University College of Law.

         Based solely upon a review of Forms 3, 4 and 5 furnished during the most recent fiscal year, it is believed, except as discussed below, that there were no Section 16(a) reports filed untimely during the years ended June 30, 2000 and 1999.

         Surinder Rametra, an executive officer of ATEC, failed to report on his Form 4 in March of 1999, the sale of 62,761 shares by his spouse, which shares Mr. Rametra disclaims beneficial ownership. Additionally, Mr. Rametra failed to report on his Form 4 for the month of April 1999, the sale of 2,900 shares by his spouse, which shares Mr. Rametra disclaims beneficial ownership, and his purchase of 7,500 shares for the month of September, 1999. Ashok Rametra, an executive officer of ATEC, failed to report on his Form 4 in April of 1999, the sale of 2,700 shares, the purchase of 5,000 shares in May of 1999, and 15,000 shares in September of 1999. The failure of the reporting persons to report was inadvertent and has been corrected on a subsequent Form 4.

ITEM 11.      EXECUTIVE COMPENSATION

         The Summary Compensation Table for the years ended June 30, 2000, 1999 and 1998 is provided herein. This table provides compensation information on behalf of the existing officers and directors who earned in excess of $100,000. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended June 30, 2000, 1999 and/or 1998. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.


                           SUMMARY COMPENSATION TABLE

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                       ANNUAL COMPENSATION AWARDS PAYOUTS

                                  Year                               Compen-      Options/   LTIP
Name                Position      Ended      Salary($)    Bonus($)   sation($)    SARs       Payouts
----                --------      -----      ---------    --------   ---------    -------    -------
Surinder Rametra    CEO          6/30/00     $200,000                12,731 (3)    NONE       NONE
                                 6/30/99     $202,733                15,262 (5)    NONE       NONE
                                 6/30/98     $170,020                14,430 (1)    NONE       NONE


Ashok Rametra       President    6/30/00     $200,000     $25,000    12,779 (4)    NONE       NONE
                                 6/30/99     $174,980                11,652 (6)    NONE       NONE
                                 6/30/98     $170,000                14,077 (2)    NONE       NONE

(1)  Major Medical $6372, Leased Auto $8,058
(2)  Major Medical $4,380, Leased Auto $9,697
(3)  Major Medical $3,941, Leased Auto $8,790
(4)  Major Medical $5,611, Leased Auto $7,168
(5)  Major Medical $6,472, Leased auto $8,790
(6)  Major Medical $4,484, Leased auto $7,168

         Year End Option Table. The following table sets forth certain information regarding the stock options held as of June 30, 2000, by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                       Securities Underlying             Value of Unexercised
                                                       Unexercised Options at            In-the-Money-Options
                                                         Fiscal Year End (#)             at Fiscal Year End (3)
                    Shares Acquired   Value          ----------------------------    ----------------------------
Name                on Exercise (#)   Realized($)    Exercisable    Unexercisable    Exercisable    Unexercisable
----                ---------------   -----------    -----------    -------------    -----------    -------------

Surinder Rametra (1)       0              0           1,047,000           0            $19,800             0
Ashok Rametra (2)          0              0             345,000           0            $26,400             0

(1) Represents options to acquire: (i) 7,000 shares at $3.44 per share exercisable through August 8, 2007; (ii) 500,000 shares at $5.50 per share exercisable through March 28, 2008; (iii) 250,000 shares at $4.67 per share exercisable through September 27, 2008; (iv) 140,000 shares at $4.26 per share exercisable through June 29, 2009; and (v) 150,000 shares at $1.993 per share exercisable through November 7, 2009.
(2) Represents options to acquire: (i) 10,000 shares at $3.44 per share exercisable through August 8, 2007; (ii) 35,000 shares at 3.7125 per share exercisable through October 8, 2008; (iii) 100,000 shares at $6.80 per share exercisable through December 14, 2008; and (iv) 200,000 shares at $1.993 per share exercisable through November 7, 2009.
(3) Computation based on $2.125, which was the June 30, 2000, closing price for our common stock.

     Option Grant Table. The following table sets forth certain information regarding the stock options granted during the fiscal year ended June 30, 2000, by us to the individuals named in the above Summary Compensation Table.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                    % of Total
                                    Options
                                    Granted to
                                    Employees in    Exercise Price   Expiration
Name                 Granted (#)    Fiscal Year     $ / Share        Date
----                 -----------    -----------     ---------        ----

Surinder Rametra       150,000          2 %           $1.993         2009
Ashok Rametra          200,000          3 %           $1.993         2009

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 20, 2000, certain information with respect to the beneficial ownership of the voting securities by
(i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act known by ATEC to be the beneficial owner of more than 5% of our voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation table appearing herein, and (iv) all executive officers and directors as a group. The table also sets forth the respective general voting power of such persons taking into account the voting power of our common stock and preferred stock combined.

Name and Address                            Amount and Nature
of Beneficial                               of Beneficial         Percentage of
Owner                                       Ownership of          Voting Stock
Outstanding                                 Common Stock          Outstanding(1)
-----------                                 ------------          --------------

Ashok Rametra (2)                             1,261,242                12.4%
1762 Central Avenue
Albany, NY  12205

Surinder Rametra (3)                          2,140,640                  21%
69 Mall Drive
Commack, NY  11725

James Charles (4)                               305,000                   3%
69 Mall Drive
Commack, NY  11725

George Eagan (5)                                 21,000                  **
C/O 69 Mall Drive
Commack, NY  11725

David Reback (6)                                 25,000                  **
C/O 69 Mall Drive
Commack, NY  11725

All directors and (2)(3)(4)(5)(6)             3,752,882                  37%
executive/officers as a group (5 persons)

     ----------------
**   Less than 1%

(1) Computed based upon a total of 7,347,689 shares of common stock, 8,371 shares of Series A preferred stock, 1,458 shares of Series B preferred stock, 309,600 shares of Series C preferred stock and options to acquire 2,533,000 shares of common stock. Each share of common stock and preferred stock possesses one vote per share. Accordingly, the foregoing represents an aggregate of 10,200,118 votes.
(2) The foregoing figure reflects the ownership of 229,146 shares of common stock by Mr. Rametra and 387,096 common shares owned by Mr. Rametra's spouse and children. The foregoing amount also assumes the exercise by Mr. Rametra of options to acquire 645,000 shares of the common stock. Mr. Rametra disclaims beneficial ownership of shares of ATEC securities owned by other members of the Rametra family.
(3) The foregoing figure reflects the ownership of 382,640 shares of common stock by Mr. Rametra and 200,000 shares by Mr. Rametra's spouse and 11,000 shares jointly. In addition, the foregoing assumes the exercise by Mr. Rametra of options to acquire 1,547,000 shares of ATEC common stock. Mr. Rametra disclaims beneficial ownership of the shares of ATEC securities owned by other members of the Rametra family, including independent children.
(4) The foregoing figure reflects ownership of 10,000 shares of common stock by Mr. Charles. The foregoing amount also assumes the exercise by Mr. Charles of options to acquire 295,000 shares of common stock.
(5) The foregoing figure reflects options for the purchase of 21,000 shares of common stock.
(6) The foregoing figure reflects options for the purchase of 25,000 shares of common stock.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our Albany facility is leased from a company controlled by Surinder and Ashok Rametra, officers and directors of ATEC. Our lease with this company requires annual rental payments of approximately $108,000 per year plus all expenses and taxes attributable to the operation of the premises. The Company has not been a party to any significant transactions in the last fiscal year.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)  FINANCIAL STATEMENTS

         The following financial statements of ATEC Group, Inc., are included:

              Independent Auditor's Report
              Consolidated Balance Sheet as at June 30, 2000 and 1999 Consolidated Statements of Operations for the years ended June 30,
                  2000, 1999 and 1998
              Consolidated Statements of Cash Flows for the years ended June 30,
                  2000, 1999 and 1998
              Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998
              Notes to Financial Statements

         (2)  OTHER SCHEDULES

         All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

         (3)  EXHIBITS

         None.

(b)      REPORTS ON FORM 8-K

         None.

(c)      EXHIBITS

         See Exhibit Index.

(d)      Not Applicable.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000


                                    I N D E X
                                    ---------

                                                                     Page No.
                                                                     --------

INDEPENDENT AUDITORS' REPORT .....................................      F-1


FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as at June 30, 2000 and 1999 ...      F-2

      Consolidated Statements of Operations
         For the Years Ended June 30, 2000, 1999 and 1998 ........      F-3

      Consolidated Statements of Cash Flows
         For the Years Ended June 30, 2000, 1999 and 1998 ........   F-4 - F-5

      Consolidated Statements of Stockholders' Equity
         For the Years Ended June 30, 2000, 1999 and 1998 ........   F-6 - F-8


NOTES TO FINANCIAL STATEMENTS ....................................   F-9 - F-23


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and have therefore been omitted or the required information is shown in the Financial Statements or the Notes thereto.

[WSL LOGO OMITTED]

WEINICK
   SANDERS
      LEVENTHAL & CO., LLP
                                                                   1515 Broadway
                                                       NEW YORK, N.Y. 10036-5788
--------------------------------------------------------------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS
                                                                    212-869-3333
                                                                FAX 212-764-3080
                                                                   WWW.WSLCO.COM


                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
ATEC Group, Inc.

We have audited the accompanying consolidated balance sheets of ATEC Group, Inc. and Subsidiaries as at June 30, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries as at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 2000, in conformity with generally accepted accounting principles.

                                    s/s:  WEINICK SANDERS LEVENTHAL & CO., LLP



New York, N. Y.
August 18, 2000, except for Note 13, as
to which the date is September 18, 2000

                        ATEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                  A S S E T S
                                  -----------

                                                            June 30,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

Current assets:
  Cash                                           $    100,607      $  2,246,951
  Accounts receivable - net                        10,037,462         8,666,500
  Inventories                                       2,356,825         1,110,273
  Deferred taxes                                      459,456           251,290
  Other current assets                              1,594,027         1,405,333
                                                 ------------      ------------
        Total current assets                       14,548,377        13,680,347

Property and equipment - net                          532,238           750,279

Goodwill - net                                      1,346,149         1,519,775

Other assets                                           63,753            54,594
                                                 ------------      ------------
                                                 $ 16,490,517      $ 16,004,995
                                                 ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Revolving lines of credit                      $  2,173,776      $  1,934,534
  Accounts payable                                  2,518,721         1,709,763
  Accrued expenses                                    283,360           669,738
  Other current liabilities                           230,489           232,768
                                                 ------------      ------------
        Total current liabilities                   5,206,346         4,546,803
                                                 ------------      ------------

Stockholders' equity:
  Preferred stocks                                    310,582           321,090
  Common stock                                         73,477            73,270
  Additional paid-in capital                       11,823,086        11,758,235
  Discount on preferred stocks                       (278,640)         (288,090)
  Deficit                                             (17,909)         (314,862)
                                                 ------------      ------------
                                                   11,910,596        11,549,643
  Less:  Treasury stock - at cost                     626,425            91,451
                                                 ------------      ------------
        Total stockholders' equity                 11,284,171        11,458,192
                                                 ------------      ------------

                                                 $ 16,490,517      $ 16,004,995
                                                 ============      ============

                See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Years Ended June 30,
                                            -----------------------------------------------
                                                 2000             1999             1998
                                            -------------    -------------    -------------
Net sales                                   $  71,937,680    $ 107,435,617    $ 187,150,614

Cost of sales                                  60,353,009       96,317,894      173,485,484
                                            -------------    -------------    -------------

Gross profit                                   11,584,671       11,117,723       13,665,130
                                            -------------    -------------    -------------
Operating expenses:
  Selling and administrative                   10,824,623       12,679,751        8,439,618
  Research and development                        234,557           10,525          180,759
  Amortization of goodwill                        186,626          442,577          308,015
                                            -------------    -------------    -------------
Total operating expenses                       11,245,806       13,132,853        8,928,392
                                            -------------    -------------    -------------

Income (loss) from operations                     338,865       (2,015,130)       4,736,738
                                            -------------    -------------    -------------
Other income (expense):
  Impairment of long-lived assets                      --       (2,999,075)              --
  Interest income                                  62,789          124,171          164,417
  Interest expense                                (11,467)         (37,630)         (80,341)
  Other income (expense)                            8,291          (12,895)          64,286
                                            -------------    -------------    -------------
Total other income (expense)                       59,613       (2,925,429)         148,362
                                            -------------    -------------    -------------

Income (loss) before income taxes                 398,478       (4,940,559)       4,885,100

Provision for (benefit from) income taxes         101,525         (641,331)       2,145,034
                                            -------------    -------------    -------------

Net income (loss)                           $     296,953    ($  4,299,228)   $   2,740,066
                                            =============    =============    =============

Earnings (loss) per common share:
  Basic                                     $         .04    ($        .62)   $         .45
                                            =============    =============    =============

  Diluted                                   $         .04    ($        .62)   $         .43
                                            =============    =============    =============

Weighted average shares outstanding:
  Basic                                         7,177,432        6,885,069        6,079,045
                                            =============    =============    =============

  Diluted                                       7,221,927        6,885,069        6,338,151
                                            =============    =============    =============

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended June 30,
                                                         -----------------------------------------
                                                             2000           1999           1998
                                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                      $   296,953    ($4,299,228)   $ 2,740,066
                                                         -----------    -----------    -----------
  Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
    Depreciation and amortization                            274,877        254,982        173,950
    Amortization of goodwill                                 186,626        442,577        308,015
    Settlements of accrued liabilities                            --             --        (70,000)
    Loss on abandonment of leasehold improvements              1,438             --             --
    Compensatory element of issuances of capital stock         5,250         24,000        142,500
    Loss on impairment of long-lived assets                       --      2,999,075             --
    Provision for doubtful accounts                           42,216        469,211             --
    Deferred taxes                                          (208,166)      (214,041)            --
    Changes in assets and liabilities:
      Accounts receivable                                 (1,413,178)     8,498,921     (8,468,573)
      Inventories                                         (1,246,552)       680,422       (408,459)
      Other current assets                                  (188,694)      (828,656)      (135,208)
      Other assets                                                --             --        (42,159)
      Revolving lines of credit                              239,242     (5,064,178)     5,168,353
      Accounts payable                                       808,958     (2,444,380)      (293,452)
      Accrued expenses                                      (386,378)      (496,332)       388,685
      Income taxes payable                                        --       (790,882)      (238,134)
      Other current liabilities                               (2,279)       175,711       (564,355)
                                                         -----------    -----------    -----------
  Total adjustments                                       (1,886,640)     3,706,430     (4,038,837)
                                                         -----------    -----------    -----------

Net cash used in operating activities                     (1,589,687)      (592,798)    (1,298,771)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                         (58,274)      (437,235)      (293,034)
  Security deposits                                           (9,159)        18,818             --
  Addition to goodwill                                       (13,000)      (792,804)            --
                                                         -----------    -----------    -----------
Net cash used in investing activities                        (80,433)    (1,211,221)      (293,034)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of capital stock                                   58,750      2,700,482      1,682,033
  Purchase of treasury stock                                (534,974)       (91,451)            --
  Repayments to related parties                                   --         (2,967)      (125,000)
  Bank overdraft                                                  --       (339,944)      (193,927)
                                                         -----------    -----------    -----------
Net cash provided by (used in) financing activities         (476,224)     2,266,120      1,363,106
                                                         -----------    -----------    -----------

Net increase (decrease) in cash                           (2,146,344)       462,101       (228,699)

Cash at beginning of year                                  2,246,951      1,784,850      2,013,549
                                                         -----------    -----------    -----------

Cash at end of year                                      $   100,607    $ 2,246,951    $ 1,784,850
                                                         ===========    ===========    ===========

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES


                                                         For the Years Ended June 30,
                                                     ------------------------------------
                                                         2000         1999         1998
                                                     ----------   ----------   ----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year:

    Income taxes                                     $   50,170   $1,466,801   $2,422,543
                                                     ==========   ==========   ==========

    Interest                                         $   11,467   $   37,630   $   83,182
                                                     ==========   ==========   ==========

Supplemental Schedules of NonCash
  Operating and Financing Transactions:

  Issuance of common stock for services              $    5,250   $   24,000   $  142,500
                                                     ==========   ==========   ==========

  Issuance of shares of common in
    connection with the acquisition of
    90% of the outstanding shares of
    capital stock of Logix, resulting in
    the recording of goodwill                        $       --   $       --   $  907,748
                                                     ==========   ==========   ==========

  Retirement of treasury shares                      $       --   $       --   $  654,851
                                                     ==========   ==========   ==========

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                           Preferred Stock             Common Stock            Additional    Discount on
                                        ----------------------    ------------------------      Paid-In       Preferred
                                        Shares       Amount        Shares        Amount         Capital         Stocks
                                        -------    -----------    ---------    -----------    -----------    -----------
                                                                     (1)           (1)            (1)
Balance at July 1, 1997                 380,579    $   353,057    5,965,652    $    59,657    $ 7,092,939    ($  315,000)

Shares issued to stockholders
  of ACS                                     --             --      100,701          1,007         (1,007)            --

Shares issued to stockholders
  of CONY                                    --             --       94,930            949           (949)            --

Shares issued in accordance with
  employment agreement                       --             --       11,130            111         79,889             --

Shares issued for the conversion
  of Preferred Series C                  (6,550)        (6,550)         131              1            654          5,895

Shares issued for options
  exercised                                  --             --       68,000            680        291,820             --

Sale of common stock                         --             --      327,720          3,277      1,386,256             --

Shares issued for the acquisition
  of Logix Solutions, Inc.                   --             --      252,000          2,520        777,168             --

Retirement of treasury shares                --             --     (144,600)        (1,446)      (653,405)            --

Shares issued for services                   --             --       25,000            250         62,250             --

Net income for the year                      --             --           --             --             --             --
                                        -------    -----------    ---------    -----------    -----------    -----------

Balance at June 30, 1998                374,029    $   346,507    6,700,664    $    67,006    $ 9,035,615    ($  309,105)
                                        -------    -----------    ---------    -----------    -----------    -----------



                                          Retained         Treasury Stock            Total
                                          Earnings     -----------------------    Stockholders'
                                         (Deficit)      Shares       Amount          Equity
                                        -----------    --------    -----------    -----------
Balance at July 1, 1997                 $ 1,244,300    (144,600)   ($  654,851)   $ 7,780,102

Shares issued to stockholders
  of ACS                                         --          --             --             --

Shares issued to stockholders
  of CONY                                        --          --             --             --

Shares issued in accordance with
  employment agreement                           --          --             --         80,000

Shares issued for the conversion
  of Preferred Series C                          --          --             --             --

Shares issued for options
  exercised                                      --          --             --        292,500

Sale of common stock                             --          --             --      1,389,533

Shares issued for the acquisition
  of Logix Solutions, Inc.                       --          --             --        779,688

Retirement of treasury shares                    --     144,600        654,851             --

Shares issued for services                       --          --             --         62,500

Net income for the year                   2,740,066          --             --      2,740,066
                                        -----------    --------    -----------    -----------

Balance at June 30, 1998                $ 3,984,366          --    $        --    $13,124,389
                                        -----------    --------    -----------    -----------

(l) Adjusted to reflect a one for five reverse stock split on November 18, 1997.

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                        Preferred Stock              Common Stock           Additional    Discount on
                                     ----------------------     -----------------------      Paid-In       Preferred
                                     Shares       Amount         Shares        Amount        Capital         Stocks
                                     -------    ------------    ---------    ----------    -----------    -----------
                                                                   (1)           (1)           (1)
Balance at June 30, 1998
  (carried forward)                  374,029    $    346,507    6,700,664    $   67,006    $ 9,035,615   ($   309,105)

Purchase of treasury stock                --              --           --            --             --             --

Shares issued for warrants
  exercised                               --              --      206,943         2,070        679,227             --

Shares issued for options
  exercised                               --              --      405,058         4,051      2,015,134             --

Shares issued in accordance
  with employment agreement               --              --        9,697            97         23,903             --

Shares issued for conversion
  of Preferred Series A and C        (44,020)        (25,417)       4,601            46          4,356         21,015

Net loss for the year                     --              --           --            --             --             --
                                     -------    ------------    ---------    ----------    -----------    -----------

Balance at June 30, 1999             330,009    $    321,090    7,326,963    $   73,270    $11,758,235   ($   288,090)
                                     =======    ============    =========    ==========    ===========   ============



                                       Retained         Treasury Stock           Total
                                       Earnings     ----------------------    Stockholders'
                                      (Deficit)      Shares       Amount         Equity
                                     -----------    --------    ----------    ------------
Balance at June 30, 1998
  (carried forward)                  $ 3,984,366          --    $       --    $ 13,124,389

Purchase of treasury stock                    --     (18,000)      (91,451)        (91,451)

Shares issued for warrants
  exercised                                   --          --            --         681,297

Shares issued for options
  exercised                                   --          --            --       2,019,185

Shares issued in accordance
  with employment agreement                   --          --            --          24,000

Shares issued for conversion
  of Preferred Series A and C                 --          --            --              --

Net loss for the year                 (4,299,228)         --            --      (4,299,228)
                                     -----------    --------    ----------    ------------

Balance at June 30, 1999             ($  314,862)    (18,000)   ($  91,451)   $ 11,458,192
                                     ===========    ========    ==========    ============

(l) Adjusted to reflect a one for five reverse stock split on November 18, 1997.

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                        Preferred Stock              Common Stock           Additional    Discount on
                                     ----------------------     -----------------------      Paid-In       Preferred
                                     Shares       Amount         Shares        Amount        Capital         Stocks
                                     -------    ------------    ---------    ----------    -----------    -----------
                                                                   (1)           (1)           (1)
Balance at June 30, 1999
  (carried forward)                  330,009    $    321,090    7,326,963    $   73,270   $ 11,758,235   ($  288,090)

Purchase of treasury stock                --              --           --            --             --            --

Shares issued for services                --              --        2,500            25          5,225            --

Shares issued for options
  exercised                               --              --       18,000           180         58,570            --

Shares issued for conversion
  of Preferred Series A and C        (10,580)        (10,508)         226             2          1,056         9,450

Net income for the year                   --              --           --            --             --            --
                                     -------    ------------    ---------    ----------    -----------    -----------

Balance at June 30, 2000             319,429    $    310,582    7,347,689    $   73,477   $ 11,823,086   ($  278,640)
                                     =======    ============    =========    ==========    ===========    ===========



                                       Retained         Treasury Stock           Total
                                       Earnings     ----------------------    Stockholders'
                                      (Deficit)      Shares       Amount         Equity
                                     -----------    --------    ----------    ------------
Balance at June 30, 1999
  (carried forward)                  ($  314,862)    (18,000)   ($  91,451)   $ 11,458,192

Purchase of treasury stock                    --    (239,945)     (534,974)       (534,974)

Shares issued for services                    --          --            --           5,250

Shares issued for options
  exercised                                   --          --            --          58,750

Shares issued for conversion
  of Preferred Series A and C                 --          --            --              --

Net income for the year                  296,953          --            --         296,953
                                     -----------    --------    ----------    ------------

Balance at June 30, 2000             ($   17,909)   (257,945)   ($ 626,425)   $ 11,284,171
                                     ===========    ========    ==========    ============

(l) Adjusted to reflect a one for five reverse stock split on November 18, 1997.

          See accompanying notes to consolidated financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999, AND 1998


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

                  (b)  Principal Business Activity:

                            The Company is an "end to end" provider of a full
                  line of computer and information technology products and services to business, professionals, government agencies and educational institutions. The Company focuses on system design, high-speed data transmission, LAN/WAN, video conferencing, internet/intranet technology, digital arts solutions, PC manufacturing, E-commerce and internet access services for its customers.

                  (c)  Summary of Significant Accounting Policies:

                       (1)  Inventories:

                            Inventories are stated at the lower of cost or
                  market using the first-in, first-out method. Inventories consist of microcomputer hardware, software and related peripherals, accessories and finished products.

                       (2)  Property and Equipment:

                            Property and equipment are carried at cost less
                  accumulated depreciation. When assets are sold or retired, the cost and related accumulated depreciation is eliminated from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and replacements which substantially extend the lives of the assets are capitalized.

                            Depreciation is computed on either straight-line or
                  accelerated methods over useful lives ranging from 5 to 10 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

NOTE 1 -          GENERAL AND ACCOUNTING POLICIES. (Continued)

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

NOTE 1 -          GENERAL AND ACCOUNTING POLICIES. (Continued)

                       (9)  Asset Impairment:

                            The Company adopted Statement of Financial
                  Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that the Company recognize an impairment loss in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Property and equipment is evaluated separately within each subsidiary. The recoverability of goodwill is evaluated on a separate basis for each acquisition. At June 30, 1999, based on an evaluation of its goodwill, the Company determined that $2,999,075 of goodwill, net of accumulated amortization, associated with two of the Company's prior acquisitions was impaired.

                       (10) Earnings Per Share:

                            The Company adopted Statement of Financial
                  Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the year ended June 30, 1999, diluted earnings per share is not presented as it is anti-dilutive. All historical earnings per share data have been restated to conform to this presentation. Below is the calculation of basic and diluted earnings per share for each of the past three fiscal years:


                                               For the Years Ended June 30,
                                        ----------------------------------------
                                            2000          1999           1998
                                        -----------   -----------    -----------

Net income (loss) available to
  common stockholders                   $   296,953   ($4,299,228)   $ 2,740,066
                                        ===========   ===========    ===========

Weighted average shares
  outstanding - basic                     7,177,432     6,885,069      6,079,045
Employee stock options                       18,392            --         95,706
Acquisition options                          17,945            --         93,776
Warrants                                         --            --         56,486
Convertible preferred stock                   8,158            --         13,138
                                        -----------   -----------    -----------

Weighted average shares
  outstanding - diluted                   7,221,927     6,885,069      6,338,151
                                        ===========   ===========    ===========

Earnings (loss) per common share:
  Basic                                 $       .04   ($      .62)   $       .45
                                        ===========   ===========    ===========

  Diluted                               $       .04   ($      .62)   $       .43
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

                  (b)  Logix Solutions, Inc.:

                            On April 7, 1998, the Company, pursuant to the terms
                  of a stock purchase agreement, acquired 90% of the issued and outstanding capital stock of Logix Solutions, Inc. ("Logix"), a Colorado corporation, which provides solutions to the Y2K problem. In consideration for the shares acquired, the Company issued the following securities:

                       1.   252,000 shares of common stock;
                       2. Options to purchase up to 548,700 shares of common stock exerciseable at a price of $4.74 per share, expiring on October 10, 1999;
                       3. Options to purchase up to 176,000 shares of common stock exerciseable at a price of $7.50 per share, expiring on October 10, 1999;
                       4. Options to purchase up to 252,000 shares of common stock exercisable at a price of $10 per share, expiring on December 31, 2000;
                       5.   $400,000 in cash.

                            The acquisition was accounted for as a purchase and
                  resulted in goodwill of $1,307,748. The remaining unamortized goodwill of approximately $1,140,000 was reserved due to impairment in fiscal 1999.

                  (c)  Nexar Technologies, Inc.:

                            On January 15, 1999 the Company purchased the
                  trademarks and patents of Nexar Technologies, Inc. resulting in goodwill of $405,805. In May 1999, the Company registered the trademark for the "Nexar" brand name.

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

                  (b)  Capital Stock:

                            The Company's authorized and issued capital stock at
                  June 30, 2000 and 1999 consists of the following:

                                                         Shares Issued
                                               Shares         or
                                             Authorized   Outstanding   Amount
                                             ----------   ----------- ----------
                  June 30, 2000:
                  --------------
                  Preferred Stocks:
                    Series A cumulative
                      convertible               29,233        8,371   $      837
                    Series B convertible        12,704        1,458          145
                    Series C convertible       350,000      309,600      309,600
                                                          ---------   ----------
                          Total preferred                   319,429   $  310,582
                                                          =========   ==========
                  Common stock              70,000,000    7,347,689   $   73,477
                                                          =========   ==========

                  June 30, 1999:
                  --------------
                  Preferred Stocks:
                    Series A cumulative
                      convertible               29,233        8,451   $      845
                    Series B convertible        12,704        1,458          145
                    Series C convertible       350,000      320,100      320,100
                                                          ---------   ----------
                          Total preferred                   330,009   $  321,090
                                                          =========   ==========
                  Common stock              70,000,000    7,326,963   $   73,270
                                                          =========   ==========

                  (c)  Treasury Stock:

                            From time to time, the Board of Directors authorizes
                  a common stock buy-back program. During the years ended June 30, 2000 and 1999, the Company purchased 239,945 and 18,000 shares of the Company's common stock at a cost of $534,974 and $91,451, respectively.

NOTE 3 -          EQUITY SECURITIES. (Continued)

                  (d)  Preferred Stock:

                            At June 30, 2000 and 1999, ATEC had three authorized
                  series of preferred stock; Series A Cumulative Convertible (par value $.10), Series B Convertible (par value $.10) and Series C Convertible (par value $1) (hereinafter referred to as the "A", "B" and "C" Shares, respectively). The authorized and issued shares for each of the Series at June 30, 2000 and 1999 are described in detail in Note 3(b) above.

                            Each of the A, B and C shares has the right to one
                  vote on all matters in which shareholders are entitled to vote. The A, B and C shares may be converted into shares of common stock at an exchange rate of five, five and fifty shares, respectively, for each share of common stock or approximately 8,200 shares. Each of the A, B and C shares carry dissolution rights amounting to $100, $10 and $5 per share, respectively. The A shares grant the Company the right to redeem such shares at a price of $100 per share.

                            The A shares have an annual dividend rate of 10% of
                  the par value, which is cumulative. They are senior to all other series or classes of capital stock. At June 30, 2000, the A shareholders were due $1,334 in dividends in arrears. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A shareholders. The C shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors.

                 (e)   Warrants:

                            At June 30, 2000, ATEC had outstanding warrants
                  entitling the holders to purchase common stock as follows:

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

NOTE 3 -          EQUITY SECURITIES.(Continued)

                  (f)  Options:

                            At June 30, 2000, there were 2,527,614 options to
                  acquire shares of ATEC's common stock outstanding, comprised of both qualified and non-qualified options as those terms are defined by Internal Revenue Codes.

                            The following table summarizes the activity relating
                  to the option grants:

                                                    For the Years Ended June 30,
                         -------------------------------------------------------------------------------
                                  2000                       1999                         1998
                         ----------------------     -----------------------     ------------------------
                                       Weighted                    Weighted                     Weighted
                                       Average                     Average                      Average
                                       Exercise                    Exercise                     Exercise
                           Shares       Price         Shares        Price         Shares         Price
                         ---------     --------     ---------      --------     ---------       --------
Outstanding at
 beginning of year       2,602,072      $5.26       6,786,630       $7.68         160,000        $3.75
Granted                    789,500       2.26         826,500        4.40       6,694,630         7.73
Exercised                  (18,000)      3.26        (405,058)       4.99         (68,000)        4.30
Expired                   (765,700)      5.30         (70,000)       4.71              --           --
Cancelled                  (80,258)      3.46      (4,536,000)       8.75              --           --
                         ---------                  ---------                   ---------
Outstanding at
 end of year             2,527,614      $4.39       2,602,072       $5.26       6,786,630        $7.67
                         =========      =====       =========       =====       =========        =====
Exercisable at
 end of year             1,604,114      $5.44       1,875,572       $5.73       3,568,000        $6.63
                         =========      =====       =========       =====       =========        =====

                            The following table summarizes information
                  concerning currently outstanding and exercisable stock options:

                                     Options Outstanding                       Options Exercisable
                         -------------------------------------------      ---------------------------
                                            Weighted
                            Number           Average        Weighted         Number          Weighted
                          Outstanding       Remaining       Average        Exercisable       Average
        Range of              at           Contractual      Exercise           at            Exercise
     Exercise Prices     June 30, 2000        Life           Price        June 30, 2000       Price
     ---------------     -------------     -----------      --------      -------------      --------
     $1.875 - $10.00       2,527,614          7.54           $4.39          1,604,114         $5.44

NOTE 4 -          ACCOUNTING FOR STOCK - BASED COMPENSATION.

                            In accordance with Statement of Financial Accounting
                  Standard No. 123, the following information is provided. The weighted average fair value of all stock options at date of grant was $3.19, $3.22 and $1.99 per option for options granted during the years ended June 30, 2000, 1999 and 1998, respectively. Additionally, the weighted average fair value of employee stock options granted in the years ended June 30, 2000, 1999 and 1998 was $1.93, $2.01 and $.40, per option, respectively. The weighted average fair value of options was determined based on the Black-Scholes model, utilizing the following weighted average assumptions:

                                                      For the Years Ended June 30,
                                              -------------------------------------------
                                                 2000         1999            1998
                                              ----------    --------    -----------------
                  Expected term:
                    All stock options         2-10 years    10 years    6 months-10 years
                    Employee stock options    10 years      10 years    10 years
                  Interest rate               5.00%         5.00%       5.00%
                  Volatility                  93.27%        78.40%      78.40%
                  Dividends                   None          None        None

                            Had Atec accounted for its stock options by
                  recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pre-tax income by $986,845 ($735,200 net of taxes), $2,044,716
                  ($1,318,533 net of taxes), and $3,922,560 ($2,200,556 net of taxes) for the years ended June 30, 2000, 1999 and 1998, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $.10, $.19 and $.36 for the years ended June 30, 2000, 1999 and 1998, respectively. The pro forma effect on basic earnings per common share would have been a reduction of $.10, $.19 and $.35 for the years ended June 30, 2000, 1999 and 1998, respectively.


NOTE 5 -          OPERATING LEASES.

                            Atec conducts its operations under various
                  noncancellable operating leases expiring at various dates through 2005. Future minimum rent payments, net of annual sublease rental income of $120,000 are as follows:

                         For the Year Ending
                              June 30,
                         -------------------
                                2001                   $  314,268
                                2002                      299,514
                                2003                      219,769
                                2004                      151,120
                                2005                      143,395
                                                       ----------
                           Total minimum
                           annual rental               $1,128,066
                                                       ==========

                            Total rent expense for the years ended June 30,
                  2000, 1999 and 1998 amounted to $460,084, $404,350 and
                  $305,554, respectively.

NOTE 6 -          REVOLVING LINES OF CREDIT.

                            At June 30, 2000, ATEC and its subsidiaries have
                  agreements with two financial institutions, whereby certain inventory purchases are financed. The first line grants the Company terms and charges no interest for 40 days and thereafter at rates ranging from prime plus 1/4% to 6-1/2% per annum. Borrowings under this line may be up to $15,000,000. The line is collateralized by all the assets of the Company. At June 30, 2000 and 1999, the borrowings under this line amounted to $2,087,375 and $1,933,883. The second line grants the Company terms and charges interest at the prime rate. Borrowings under this line may be up to $775,000. This line is collateralized by the inventory. At June 30, 2000 and 1999, the borrowings under this line amounted to $6,401 and $651.


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

                            Two actions were commenced against the Company
                  alleging breach of contract seeking damages of approximately $1,680,000. The lawsuits are in the preliminary discovery stage. In management's opinion the lawsuits have no merit.

                            On August 23, 1999, a class action lawsuit was filed
                  on behalf of all persons who purchased the Company's common stock from October 12, 1998 through May 19, 1999, inclusive. The complaint charges Atec and certain of its officers and directors with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5 promulgated thereunder. Plaintiff seeks to recover damages on behalf of all class members.

                            In September 1999, ATEC filed a complaint against
                  several former employees and stockholders alleging that defendants engaged in short sales of the Company's stock in violation of an option agreement. The defendants have filed a counterclaim in excess of $9 million for various alleged causes of action. The complaint and the counterclaim are both in the discovery stages. Management believes the counterclaim has no merit and Atec will vigorously defend itself.

NOTE 8 -          INCOME TAXES.

                            The Company's income tax provision consists of the
                  following:

                                                      2000         1999          1998
                                                   ---------     --------     ----------
        Current tax provision (benefit):
          Federal                                  $ 188,675    ($362,696)    $1,651,331
          State                                      121,016      (64,594)       493,703
                                                   ---------     --------     ----------
                                                     309,691     (427,290)     2,145,034
        Deferred tax provision (benefit)
          relating to temporary differences         (208,166)    (214,041)            --
                                                   ---------     --------     ----------

        Income tax provision (benefit)             $ 101,525    ($641,331)    $2,145,034
                                                   =========     ========     ==========

                            A reconciliation of the above effective tax rate to
                  the federal statutory rate is as follows:

                                  2000                    1999                      1998
                            -----------------      --------------------      -------------------
                              %                      %                         %
                            ----                   ----                      ----
Tax at statutory            34.0    $ 135,483     (34.0)    ($1,679,790)     34.0    $ 1,660,934
State income tax
  and NOLs, net of
  federal tax benefit      (14.0)     (56,023)     (1.6)        (78,608)      6.8        333,667

Effect of nondeduct-
     ability of:
  Amortization and
     impairment
     of goodwill            13.6       54,089      23.7       1,170,163       2.1        104,725
  Tax expense and loss
     limitations            13.9       55,472       (.2)         (8,257)      (.1)        (9,738)

Effect of net operating
  loss carryforward        (18.2)     (72,519)       --              --        --             --

Other                       (3.8)     (14,977)      (.8)        (44,839)      1.1         55,456
                            ----    ---------      ----      ----------      ----    -----------
                            25.5    $ 101,525     (12.9)    ($  641,331)     43.9    $ 2,145,044
                            ====    =========      ====      ==========      ====    ===========

                            The Company's deferred tax assets amounted to
                  $459,456 and $251,290 at June 30, 2000 and 1999, which
                  resulted from the temporary differences relating to the allowance for doubtful accounts and NOL carryforwards.

NOTE 9 -          RELATED PARTY TRANSACTIONS.

                            In the normal course of business the Company
                  periodically borrows funds from stockholder/officers and pays interest on those loans at rates which are comparable to those which could be obtained from third parties. Interest charged to operations on such loans for the years ended June 30, 2000, 1999 and 1998 amounted to $-0-, $-0- and $13,542, respectively.

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



NOTE 10 -         OTHER FINANCIAL INFORMATION.

                  (a)  Accounts receivable - Net:

                            Accounts receivable, net at June 30, 2000 and 1999
                  consists of the following:

                                                         2000           1999
                                                     -----------     ----------
                        Accounts receivable          $10,634,689     $9,221,511
                        Allowance for doubtful
                          accounts, returns and
                          discounts                     (597,227)      (555,011)
                                                     -----------     ----------
                                                     $10,037,462     $8,666,500
                                                     ===========     ==========

                            For the years ended June 30, 2000, 1999 and 1998,
                  ($14,783), $897,356 and $21,000, respectively, was recovered or charged to bad debt expense.

NOTE 10 -         OTHER FINANCIAL INFORMATION.  (Continued)

                  (b)  Other Current Assets:

                            Other current assets consist of the following at
                  June 30, 2000 and 1999:

                                                         2000           1999
                                                      ----------     ----------
                        Receivables from suppliers    $  505,594     $  118,009
                        Prepaid expenses                 134,167         92,352
                        Prepaid and refundable
                          income taxes                   639,077      1,007,422
                        Sundry loans                     315,189        187,550
                                                      ----------     ----------
                                                      $1,594,027     $1,405,333
                                                      ==========     ==========

                  (c)  Goodwill - Net:

                            Goodwill, net at June 30, 2000 and 1999 consists of
                  the following:

                                                         2000           1999
                                                      ----------     ----------
                        Goodwill, net of impairment
                          of $2,999,075               $2,728,498     $2,715,498
                        Accumulated amortization       1,382,349      1,195,723
                                                      ----------     ----------
                                                      $1,346,149     $1,519,775
                                                      ==========     ==========

                            Amortization charged to operations for the years
                  ended June 30, 2000, 1999 and 1998 amounted to $186,626,
                  $442,577 and $308,015, respectively.

                  (d)  Property and Equipment:

                            Property and equipment are carried at cost and
                  consist of the following at June 30, 2000 and 1999:

                                                         2000           1999
                                                      ----------     ----------
                  Leasehold improvements              $  470,905     $  478,439
                  Furniture and fixtures                 234,855        226,573
                  Office equipment                       873,276        847,084
                  Automobiles                            110,598        110,598
                                                      ----------     ----------
                                                       1,689,634      1,662,694
                  Less: Accumulated depreciation
                         and amortization              1,157,396        912,415
                                                      ----------     ----------
                                                      $  532,238     $  750,279
                                                      ==========     ==========

                            Depreciation and amortization charged to operations
                  for the years ended June 30, 2000, 1999 and 1998 amounted to $274,877, $254,982 and $173,950, respectively.

NOTE 10 -         OTHER FINANCIAL INFORMATION.  (Continued)

                  (e)  Other Current Liabilities:

                            Other current liabilities consist of the following
                  at June 30, 2000 and 1999:

                                                         2000           1999
                                                       --------       --------
                  Payroll taxes payable                $ 53,192       $153,658
                  Sales tax payable                      84,428         72,919
                  Security deposit payable                   --          3,151
                  Customers with credit balances         92,489          3,040
                                                       --------       --------
                                                       $230,109       $232,768
                                                       ========       ========

                  (f)  Transactions with Major Customers and Suppliers:

                            In each of the three years ended June 30, 2000, the
                  Company did not have sales to any one customer which represented 10% or more of the Company's net sales during a fiscal year.

                            During the year ended June 30, 2000, three suppliers
                  accounted for 55% of the Company's purchases. During the years ended June 30, 1999 and 1998, four and two suppliers accounted for 65% and 50% of the Company's purchases, respectively.

                  (g)  Deferred Compensation Plan:

                            The Company has 401(k) deferred compensation plans
                  to which the Company may make discretionary contributions. The Company made contributions to these plans amounting to approximately, $-0-, $47,000, and $30,000 for the years ended June 30, 2000, 1999 and 1998, respectively.


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

NOTE 12 -         SEGMENT INFORMATION.

                            The Company is comprised of four business segments.
                  These segments consist of the technology integration services
                  (TIS), Business to Business (B to B), software and manufacturing divisions. Set forth below are net sales, net income (loss), capital expenditures, depreciation and identifiable assets of these segments.

                                                            For the Years Ended
                                                                  June 30,
                                              -----------------------------------------------
                                                   2000             1999             1998
                                              -------------    -------------    -------------
                  Net sales:
                    TIS                       $  32,579,527    $  42,218,303    $  54,792,660
                    B to B                       35,311,719       65,134,311      133,287,410
                    Software                      2,330,065        2,539,703          590,380
                    Manufacturing                 2,005,201          869,958               --
                    Elimination of
                      intersegment revenues        (288,832)      (3,326,658)      (1,519,836)
                                              -------------    -------------    -------------
                                              $  71,937,680    $ 107,435,617    $ 187,150,614
                                              =============    =============    =============
                  Net income (loss):
                    TIS                       ($  1,011,907)   ($  1,202,830)   $     924,932
                    B to B                        1,316,876       (1,537,103)       1,972,071
                    Software                        337,216         (388,202)         (45,292)
                    Manufacturing                  (207,959)        (192,275)              --
                    Corporate                      (137,273)        (978,818)        (111,645)
                                              -------------    -------------    -------------
                                              $     296,953    ($  4,299,228)   $   2,740,066
                                              =============    =============    =============
                  Depreciation:
                    TIS                       $     166,388    $     128,624    $     112,616
                    B to B                           32,506           53,233           56,487
                    Software                         21,350           35,106            4,581
                    Manufacturing                     5,545            3,368               --
                    Corporate                        49,088           34,651              266
                                              -------------    -------------    -------------
                                              $     274,877    $     254,982    $     173,950
                                              =============    =============    =============
                  Capital additions:
                    TIS                       $      52,150    $     253,807    $     181,628
                    B to B                            6,124           41,832           63,393
                    Software                             --          400,000           48,013
                    Manufacturing                    13,000          392,804               --
                    Corporate                            --          141,596               --
                                              -------------    -------------    -------------
                                              $      71,274    $   1,230,039    $     293,034
                                              =============    =============    =============
                  Identifiable assets:
                    TIS                       $   7,091,035    $   7,205,285    $   9,032,784
                    B to B                        6,566,091        4,202,432       14,620,357
                    Software                        112,461        1,153,567          810,850
                    Manufacturing                 1,947,502          563,082               --
                    Corporate                       773,428        2,880,629        1,847,795
                                              -------------    -------------    -------------
                                              $  16,490,517    $  16,004,995    $  26,311,786
                                              =============    =============    =============

                            During the years ended June 30, 2000, 1999, and
                  1998, one customer accounted for 81.6%, 27.6% and 24.9%, respectively of the software segment.

                            During the years ended June 30, 2000, 1999, and
                  1998, one customer accounted for 30.5%, 13.5% and -0-%, respectively of the manufacturing segment.

NOTE 13 -         SUBSEQUENT EVENTS.

                            On August 15, 2000, the Board of Directors approved
                  a resolution for the issuance of 215,000 options with an exercise price of $1.625 per share to certain employees and directors as recommended by the compensation committee. Additionally, on September 18, 2000, the Board of Directors approved a resolution for the issuance of 1,400,000 options with an exercise price $2.00 per share to certain officers and employees of the Company.

         SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ATEC GROUP, INC.



                                   By: /s/ JAMES J. CHARLES
                                       --------------------------------------
                                       James J. Charles, Chief Financial Officer
                                       and Director
Dated:   September 28, 2000


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ SURINDER RAMETRA                                         September 28, 2000
-----------------------------------------------------
Surinder Rametra, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)


/s/ ASHOK RAMETRA                                            September 28, 2000
-----------------------------------------------------
Ashok Rametra, President, Secretary, Treasurer and
Director


/s/ GEORGE EAGAN                                             September 28, 2000
--------------------------
George Eagan, Director


/s/ DAVID REBACK                                             September 28, 2000
--------------------------
David Reback, Director

EXHIBITS


NUMBER            DESCRIPTION
21.1              List of Subsidiaries
27.1              Financial Data Schedule