Form 10-Q
period 2000-09-30
ATEC GROUP INC
filed 2000-11-16
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q
                              --------------------

                                 CURRENT REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from_____ to _____

                         Commission File Number 0-22710


ATEC  GROUP,  INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                             13-3673965
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 corporation or organization)                      Identification Number)

69 Mall Drive, Commack, New York                     11725
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code (631) 543-2800
                                               ---------------------------------

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

                                 YES [X] NO [ ]

As of the close of business on September 30, 2000, there were 7,347,689 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.

TABLE OF CONTENTS

                                                                                            PAGE
PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements......................................................1-7

         Item 2 - Management Discussion & Analysis
                  of Financial Condition and Results of Operations..........................8-9

         Item 3 - Quantitive and Qualitative Disclosures about Market Risk..................10-11

PART II  OTHER INFORMATION REQUIRED IN REPORT

         Item 1. - Legal Proceedings........................................................12

         Item 2. - Changes in Securities and use of Proceeds................................12

         Item 3. - Defaults Upon Senior Securities..........................................12

         Item 4. - Submission of Matters to a Vote of Security Holders......................12

         Item 5. - Other Information........................................................12

         Item 6. - Exhibits and Report on Form 8k...........................................12

         Signature Page.....................................................................13

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            Unaudited         Audited
                                            30-Sep-00        30-Jun-00
                                           ------------    ------------
ASSETS
CURRENT ASSETS
     Cash                                 $  1,602,040    $    100,607
     Accounts receivable, net                7,646,241      10,037,462
     Inventories                             2,094,683       2,356,825
     Deferred taxes                            459,456         459,456
     Other current assets                    1,043,154       1,594,027
                                          ------------    ------------
          Total current assets              12,845,574      14,548,377
                                          ------------    ------------

PROPERTY AND EQUIPMENT, NET                    517,929         532,238

GOODWILL, NET                                1,300,609       1,346,149

OTHER ASSETS                                   102,014          63,753
                                          ------------    ------------
                                          $ 14,766,126    $ 16,490,517
                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving inventory line of credit   $  1,126,359    $  2,173,776
     Accounts payable                        1,837,604       2,518,721
     Accrued expenses                          641,389         283,360
     Other current liabilities                  92,353         230,489
                                          ------------    ------------
          Total liabilities                  3,697,705       5,206,346

STOCKHOLDERS' EQUITY
     Preferred stocks                          310,582         310,582
     Common stock                               73,477          73,477
     Additional paid-in capital             11,862,174      11,823,086
     Discount on preferred stock              (278,640)       (278,640)
     Retained earnings  (deficit)             (272,747)        (17,909)
     Treasury stock at cost                   (626,425)       (626,425)
                                          ------------    ------------

          Total stockholders' equity        11,068,421      11,284,171
                                          ------------    ------------
                                          $ 14,766,126    $ 16,490,517
                                          ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED SEPTEMBER 30

                                                      2000            1999
                                                  ------------    ------------

NET SALES                                         $ 14,948,683    $ 20,188,643

COST OF SALES                                       12,758,337      16,370,936
                                                  ------------    ------------

GROSS PROFIT                                         2,190,346       3,817,707
                                                  ------------    ------------

OPERATING EXPENSES
     Selling and administrative                      2,556,968       3,351,696
     Amortization of goodwill                           45,540          22,500
                                                  ------------    ------------

          Total operating expenses                   2,602,508       3,374,196
                                                  ------------    ------------

INCOME FROM OPERATIONS                                (412,162)        443,511
                                                  ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                    18,237          21,231
     Interest expense                                     (113)            (13)
                                                  ------------    ------------

          Total other (expense) income                  18,124          21,218
                                                  ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       (394,038)        464,729

PROVISION (BENEFIT) FOR INCOME TAXES                  (139,200)        194,600
                                                  ------------    ------------

NET INCOME (LOSS)                                 $   (254,838)   $    270,129
                                                  ============    ============

NET EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED   $      (0.04)   $       0.04
                                                  ============    ============

 WEIGHTED AVERAGE NUMBER OF SHARES-BASIC             7,089,744       7,269,838
                                                  ============    ============

 WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED           7,089,744       7,269,838
                                                  ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED SEPTEMBER 30

                                                          2000          1999
                                                      -----------    -----------
Net cash provided by (used in) operating
  activities                                          $ 1,498,434    $  (797,269)
                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                      (36,089)       (81,045)
                                                      -----------    -----------

Net cash (used in) provided by investing activities       (36,089)       (81,045)
                                                      -----------    -----------

Cash flows from financing activities:
          Purchase of common stock                             --       (301,905)
         Contributed additional capital                    39,088             --
                                                      -----------    -----------

Net cash (used in) provided by financing activities        39,088       (301,905)
                                                      -----------    -----------

Net increase (decrease) in cash                         1,501,433     (1,180,219)

Cash and cash equivalents - Beginning of period           100,607      2,246,951
                                                      -----------    -----------

Cash and cash equivalents - End of period             $ 1,602,040    $ 1,066,732
                                                      ===========    ===========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDING SEPTEMBER 30, 2000


                                          Common        Value          Series         Value       Additional     Discount on
                                          Shares       Common        Preferred      Preferred       Paid-In       Preferred
                                          Issued        Stock          Issued         Stock         Capital         Stock
                                         ---------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2000                 7,347,689   $     73,477        319,429   $    310,582   $ 11,823,086   ($   278,640)
Contributed Capital                                                            0                  $     39,088


Net Income for the Six months Ended
  September 30, 2000
                                         ---------   ------------   ------------   ------------   ------------   ------------
BALANCE AT SEPTEMBER 30, 2000            7,347,689   $     73,477        319,429   $    310,582   $ 11,862,174   ($   278,640)
                                         =========   ============   ============   ============   ============   ============



                                          Retained              Treasury Stock              Total
                                          Earnings       ----------------------------    Stockholders'
                                          (Deficit)         Shares          Amount          Equity
                                         ------------    ------------    ------------    ------------
Balance at June 30, 2000                 ($    17,909)       (257,945)   ($   626,425)   $ 11,284,171
Contributed Capital                                                                      $     39,088


Net Income for the Six months Ended
  September 30, 2000                     ($   254,838)                                       (254,838)
                                         ------------    ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2000            ($   272,747)       (257,945)   ($   626,425)   $ 11,068,421
                                         ============    ============    ============    ============

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K for the year ended June 30, 2000.

2.  EQUITY SECURITIES

CAPITAL STOCK

The Company's capital stock consists of the following:

                                                      Shares
                                                      Issued
                                         Shares         and
September 30, 2000                     Authorized   Outstanding      Amount
                                       -----------  ------------  ------------

Preferred Stocks:
    Series A cumulative convertible        29,233         8,371   $       837
    Series B convertible                   12,704         1,458           145
    Series C convertible                  350,000       309,600       309,600
                                                    -----------   -----------

        Total preferred                                 319,429   $   310,582
                                                    ===========   ===========

Common Stock                           70,000,000     7,347,689   $    73,477

The 319,429 shares of preferred stock which are outstanding may be converted into approximately 8200 shares of our common stock.

STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS

On August 15, 2000, the Board of Directors approved a resolution for the issuance of 215,000 options with an exercise price of $1.625 per share. On September 18, 2000, the Board of Directors approved a resolution for the issuance of 1,400,000, common stock purchase, options with an exercise price of $2.00 per share to certain officers and employees of the Company subject to shareholder ratification. In October, 2000 the resolution to issue the 1,400,000 options was rescinded.

3.  COMPUTATION OF EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding.

4.  GOODWILL

Goodwill is being amortized over its estimated period of benefit, not exceeding fifteen years.

5. SEGMENT INFORMATION

The Company is comprised of four business segments. These segments consist of the technology integration services (TIS), Business to Business (B to B), software and manufacturing divisions. Set forth below are net sales, net income
(loss), capital expenditures, depreciation and identifiable assets of these segments.

                             FOR THREE MONTHS ENDING
                                  SEPTEMBER 30.

                                2000            1999
                            ------------    ------------
NET SALES:
  TIS                       $  4,923,907    $  9,816,417
  B to B                       8,981,715       8,770,972
  Software                            --       1,601,254
  Manufacturing                1,043,061              --
  Elimination of                      --              --
    intersegment revenues
                            ------------    ------------
                            $ 14,948,683    $ 20,188,643

NET INCOME (LOSS):
  TIS                       $   (276,528)   $    (13,765)
  B to B                         479,335         332,315
  Software                       (27,514)        358,826
  Manufacturing                    6,205        (157,644)
  Corporate                     (436,336)       (249,603)
                            ------------    ------------
                            $   (254,838)   $    270,129
                            ============    ============

DEPRECIATION:
  TIS                       $     35,157    $     25,925
  B to B                           7,508           5,285
  Software                            --          11,901
  Manufacturing                      899           1,142
  Corporate                        6,834          11,747
                            ------------    ------------
                            $     50,398    $     56,000
                            ============    ============

CAPITAL ADDITIONS:
  TIS                       $     36,089    $    (22,389)
  B to B                              --         114,753
  Software                            --              --
  Manufacturing                       --              --
  Corporate                           --         (11,322)
                            ------------    ------------
                            $     36,089    $     81,042
                            ============    ============

IDENTIFIABLE ASSETS:
  TIS                       $  6,207,633    $  8,471,782
  B to B                       4,335,873       4,123,314
  Software                        92,804       1,169,368
  Manufacturing                1,646,617          20,321
  Corporate                    2,483,200       2,327,213
                            ------------    ------------
                            $ 14,766,127    $ 16,111,998
                            ============    ============

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                       ATEC GROUP, INC. AND SUBSIDIARIES
OVERVIEW

ATEC Group, Inc. ("Atec, our, we or us") is a one-stop provider of a full line of information technology products and services to businesses, professionals, government and educational institutions. We offer multiple solutions to our clients that we believe generate loyalty and improve our ability to seek higher margins. We have developed several core competencies, including system design, software development, networking, server-based computing, help desk, wireless telecommunications, voice over TP, high speed bandwidth e-commerce, web-hosting, ISP, ASP and Internet/Intranet solutions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES

Our revenues for the first quarter ended September 30, 2000 declined to $14.9 million from $20.2 million for the prior year, a decrease of approximately 26%. This decrease is attributable to a significant drop in sales in our software division and a decline in hardware sales as our sales force focuses on service oriented business. Revenues are generated by our sales of computer hardware and software, and related support services. Gross margin for the period decreased to $2.2 million for September 30, 2000 from $3.8 million for the comparable 1999 quarter, a 43% decrease due to lower sales in the software division. Gross margins as a percentage of revenues for the quarter were 14.7% as compared to 18.9% for the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses for the three months ended, September 30, 2000, exclusive of amortization of intangible assets, decreased to $2.6 million as compared to $3.4 million for the comparable period in 1999. The decrease is primarily for compensation expense and consulting fees in the software division. The income tax benefit was $139,200 for the 2000 quarter as compared to a provision of $194,600 for 1999 quarter.

NET LOSS

As a result of the above, our net loss was $254,838 for the three months ended September 30, 2000 compared to net income of $270,129 for the 1999 quarter. For the September 30, 2000 quarter, net loss per share was $.04 compared to income of $.04 in the prior year. Average diluted shares outstanding were 7,089,744 for 2000 and 7,269,838 for 1999.

LIQUIDITY AND CAPITAL RESOURCES.

Our cash position was $1,602,040 at September 30, 2000, an increase of $1,501,433 as compared to June 30, 2000. Our working capital at September 30, 2000 was $9,147,869 as compared to a working capital of $9,342,031 at June 30, 2000. Net cash provided by operating activities was $1,498,434. Cash used for investing activities totaled $36,089 for the purchase of property and equipment.

To accommodate our financial needs for inventory financing, Deutsche Financial Service granted us a credit line in the amount of $15 million. At September 30, 2000, our indebtedness to Deutsche Financial was $1,126,359, a decrease of $1,047,417, as compared to June 30, 2000. Substantially all of our tangible and intangible assets are pledged as collateral for this credit line.

ITEM 3 - QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K, as amended, for the year ended June 30, 2000. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

o general economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; change in political, social and economic conditions;
o increased competition in the computer industry and general risks of the Internet;
o success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;
o    availability, terms and deployment of capital;
o    costs and other effects of legal and administrative proceedings;
o dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;
o    development risks; risks relating to the availability of financing; and
o    other factors referenced in this Report and the Form 10-K, as amended.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                Other Information
                               September 30, 2000

                                     PART II
                                OTHER INFORMATION


         Item 1. - Legal Proceedings - None

         Item 2. - Changes in Securities and use of Proceeds - None

         Item 3. - Defaults Upon Senior Securities - None

         Item 4. - Submission of Matters to a Vote of Security Holders - None

         Item 5. - Other Information

                   On October 31, 2000 Surinder Rametra, our Chairman and Chief Executive Officer retired. Ashok Rametra, our President, has assumed the additional role of Chief Executive Officer of Atec.

                   Surinder Rametra and his spouse entered into a stock purchase agreement to sell their security ownership in Atec to Applied Digital Solutions. Pursuant to the stock purchase agreement, Mr. Rametra and his spouse delivered to Applied an irrevocable proxy for all of their shares in Atec. The term of the proxy continues until such time as the stock purchase agreement is consummated or terminated in accordance with its terms. All prior proxies given by Mr. Surinder are revoked and no subsequent proxies shall be given.

         James Charles, our Chief Financial Officer was appointed as a director in September 2000. On October 31, 2000, David Reback and George Eagan, our independent directors resigned. Richard J. Sullivan, David A. Loppert, Scott Silverman and Kristin M. Sickorez were appointed directors of Atec. Messrs. Sullivan, Loppert, Silverman and Ms. Sickorez are independent to Atec. Mr. Sullivan is the Chairman and Chief Operating Officer of Applied Digital Solutions, Inc. Mr. Loppert is the Chief Financial Officer of Applied Digital, Inc. Mr. Silverman is President of Millennum Capital Consultants, Inc. Ms. Sickorez is a sales associate with Robertson Stephens in Boston, Massachusetts.

         Item 6. - Exhibits and Report on Form 8K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ATEC GROUP, INC.
                            (Registrant)



Date:  November 14, 2000

                           By: /s/ JAMES J. CHARLES
                               -------------------------------------------------
                               James J. Charles, Chief Financial Officer
                               (Duly authorized to sign on behalf of registrant)