Form 10-Q
period 2000-12-31
ATEC GROUP INC
filed 2001-02-14
CIK 893970

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

                     For the Quarter Ended December 31, 2000

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

                                 YES [X] NO [ ]

As of the close of business on December 31, 2000, there were 7,347,689 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.


TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                            PAGE

         Item 1 - Financial Statements.................................   1-9

         Item 2 - Managements Discussion & Analysis of Financial
                  Condition and Results of Operations..................   9-10

         Item 3 - Quantitive and Qualitative Disclosures about
                  Market Research......................................   11-12

PART II  OTHER INFORMATION REQUIRED IN REPORT

         Item 1 - Legal Proceedings....................................   13

         Item 2 - Changes in Securities and use of Proceeds............   13

         Item 3 - Defaults Upon Senior Securities......................   13

         Item 4 - Submission of Matters to a Vote of Security Holders..   13

         Item 5 - Other Information....................................   13

         Item 6 - Exhibits and Report on Form 8k.......................   13

         Signature Page................................................   14

                                     PART 1
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   UNAUDITED          AUDITED
                                                   30-Dec-00         30-Jun-00
                                                 ------------      ------------

ASSETS
CURRENT ASSETS
     Cash                                        $    515,309      $    100,607
     Accounts receivable, net                       7,023,901        10,037,462
     Inventories                                    2,731,307         2,356,825
     Deferred taxes                                   934,456           459,456
     Other current assets                           1,218,322         1,594,027
                                                 ------------      ------------
          Total current assets                     12,423,295        14,548,377
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, NET                           471,014           532,238

GOODWILL, NET                                       1,255,069         1,346,149

OTHER ASSETS                                          102,714            63,753
                                                 ------------      ------------

                                                 $ 14,252,092      $ 16,490,517
                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving inventory line of credit          $  1,133,652      $  2,173,776
     Accounts payable                               1,676,071         2,518,721
     Accrued expenses                                 590,312           283,360
     Other current liabilities                        195,001           230,489
                                                 ------------      ------------

          Total liabilities                         3,595,036         5,206,346

STOCKHOLDERS' EQUITY
     Preferred stocks                                 310,582           310,582
     Common stock                                      73,477            73,477
     Additional paid-in capital                    11,872,174        11,823,086
     Discount on preferred stock                     (278,640)         (278,640)
     Retained earnings  (deficit)                    (694,112)          (17,909)
     Treasury stock at cost                          (626,425)         (626,425)
                                                 ------------      ------------

          Total stockholders' equity               10,657,056        11,284,171
                                                 ------------      ------------

                                                 $ 14,252,092      $ 16,490,517
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31


                                                        2000            1999
                                                    ------------    ------------

NET SALES                                           $ 13,435,283    $ 17,531,550

COST OF SALES                                         11,631,337      14,443,169
                                                    ------------    ------------

GROSS PROFIT                                           1,803,946       3,088,381
                                                    ------------    ------------

OPERATING EXPENSES
     Selling and administrative                        2,526,986       2,861,726
     Amortization of goodwill                             45,540          22,500
                                                    ------------    ------------

          Total operating expenses                     2,572,526       2,884,226
                                                    ------------    ------------

INCOME FROM OPERATIONS                                  (768,580)        204,155
                                                    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                      12,814          23,296
     Interest expense                                     (1,399)
                                                    ------------    ------------

          Total other (expense) income                    11,415          23,296
                                                    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         (757,165)        227,451

PROVISION [BENEFIT] FOR INCOME TAXES                    (335,800)         91,200
                                                    ------------    ------------

NET INCOME (LOSS)                                      ($421,365)   $    136,251
                                                    ============    ============


NET EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED            (0.06)           0.02
                                                    ============    ============


 WEIGHTED AVERAGE NUMBER OF SHARES-BASIC               7,089,744       7,301,374
                                                    ============    ============

 WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED             7,089,744       7,301,374
                                                    ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED DECEMBER 31



                                                        2000            1999
                                                    ------------    ------------

NET SALES                                           $ 28,383,966    $ 37,720,193

COST OF SALES                                         24,389,674      30,814,105
                                                    ------------    ------------

GROSS PROFIT                                           3,994,292       6,906,088
                                                    ------------    ------------

OPERATING EXPENSES
     Selling and administrative                        5,083,954       6,213,422
     Amortization of goodwill                             91,080          45,000
                                                    ------------    ------------

          Total operating expenses                     5,175,034       6,258,422
                                                    ------------    ------------

INCOME FROM OPERATIONS                                (1,180,742)        647,666
                                                    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                      31,051          44,514
     Interest expense                                     (1,512)
                                                    ------------    ------------

       Total other (expense) income                       29,539          44,514
                                                    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       (1,151,203)        692,180

PROVISION [BENEFIT] FOR INCOME TAXES                    (475,000)        285,800
                                                    ------------    ------------

NET INCOME (LOSS)                                      ($676,203)   $    406,380
                                                    ============    ============


NET EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED            (0.10)           0.06
                                                    ============    ============


 WEIGHTED AVERAGE NUMBER OF SHARES-BASIC               7,089,744       7,301,374
                                                    ============    ============

 WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED             7,089,744       7,301,374
                                                    ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31



                                                        2000            1999
                                                     -----------    -----------

Net cash provided by (used in) operating
     activities                                      $ 1,466,130    $   537,543
                                                     -----------    -----------

Cash flows from investing activities:
     Purchase of Treasury Stock                               --       (301,905)
     Increase in Loans Receivable                             --
     Purchase of property and equipment                  (11,301)       (92,363)
                                                     -----------    -----------

Net cash (used in) provided by                           (11,301)      (394,268)
                                                     -----------    -----------
  investing activities

Cash flows from financing activities:

     Short term borrowings                            (1,040,127)       (66,858)
                                                     -----------    -----------

Net cash (used in) provided by financing
     activities                                       (1,040,127)       (66,858)
                                                     -----------    -----------
Net increase (decrease) in cash                          414,702         76,417

Cash and cash equivalents - Beginning of Period          100,607      2,246,951
                                                     -----------    -----------
Cash and cash equivalents - End of period            $   515,309    $ 2,323,368
                                                     ===========    ===========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDING DECEMBER 31, 2000



                        Common   Value    Series      Value     Additional Discount on  Retained    Treasury Stock        Total
                        Shares   Common  Preferred  Preferred    Paid-In    Preferred   Earnings  ------------------- Stockholders'
                        Issued   Stock    Issued      Stock      Capital      Stock     (Deficit)  Shares     Amount     Equity
                      --------- --------  -------  ----------  -----------  ---------- ---------- --------- ---------  -----------
Balance at
  June 30, 2000       7,347,689 $ 73,477  319,429  $  310,582  $11,823,086  ($278,640) ($ 17,909) (257,945) ($626,425) $11,284,171
Contributed Capital                                            $    49,088                                             $    49,088


Net Loss for the
  Six months Ended
  December 31, 2000                                                                    ($676,203)                         (676,203)

                      ------------------------------------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 31, 2000   7,347,689 $ 73,477  319,429  $  310,582  $11,872,174  ($278,640) ($694,112) (257,945) ($626,425) $10,657,056
                      ============================================================================================================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                         QUARTER ENDED DECEMBER 31, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K for the year ended June 30, 2000.

2.       EQUITY SECURITIES

CAPITAL STOCK

The Company's capital stock consists of the following:

                                                      Shares
                                                      Issued
                                       Shares           and
December 31, 2000                      Authorized   Outstanding    Amount
                                       ----------   -----------    ------

Preferred Stocks:
    Series A cumulative convertible       29,233         8,371    $    837
    Series B convertible                  12,704         1,458         145
    Series C convertible                 350,000       309,600     309,600
                                                     ---------    --------

        Total preferred                                319,429    $310,582
                                                     =========    ========

Common Stock                          70,000,000     7,347,689    $ 73,477

The 319,429 shares of preferred stock, which are outstanding, may be converted into approximately 8,200 shares of our common stock.

STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS

On August 15, 2000, the Board of Directors approved a resolution for the issuance of 215,000 options with an exercise price of $1.625 per share .On November 14, 2000 the Board of Directors approved a resolution for the issuance of 2,850,000 common stock purchase options to certain officers, directors and employees of the Company subject to shareholder ratification. The shareholders ratified the resolution on January 9, 2001. The exercise price is $.563 per share.


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

                                FOR THREE MONTHS ENDING          FOR SIX MONTHS ENDING
                                      DECEMBER 31,                    DECEMBER 31,
                             ----------------------------    ----------------------------
                                 2000            1999            2000            1999
                             ------------    ------------    ------------    ------------
Net sales:
  TIS                        $  3,974,492       9,761,186       8,898,399      19,577,603
  B to B                        8,919,953       7,077,454      17,901,668      15,848,426
  Software                             --         692,910              --       2,294,164
  Manufacturing                   540,838              --       1,583,899              --
  Elimination of                       --              --              --              --
    inter-segment revenues             --              --
                             ------------    ------------    ------------    ------------
                             $ 13,435,283      17,531,550      28,383,966      37,720,193
                             ============    ============    ============    ============
Net income (loss):
  TIS                        $   (523,026)        444,899        (793,726)        265,009
  B to B                          575,571         489,754       1,026,928         536,994
  Software                        (69,153)        218,751         (94,578)        386,277
  Manufacturing                  (202,922)       (300,634)       (197,532)       (313,778)
  Corporate                      (201,835)       (716,520)       (617,295)       (468,122)
                             ------------    ------------    ------------    ------------
                             $   (421,365)        136,250        (676,203)        406,380
                             ============    ============    ============    ============
Depreciation:
  TIS                              36,324          60,200          71,481          86,125
  B to B                            6,861          15,090          14,369          20,375
  Software                          6,431           5,099           6,431          17,000
  Manufacturing                       899           5,858           1,798           7,000
  Corporate                         5,393           5,643          12,227          17,390
                             ------------    ------------    ------------    ------------
                             $     55,908          91,890         106,306         147,890
                             ============    ============    ============    ============
Identifiable assets:
  TIS                        $  6,105,529       9,425,514       6,105,529       9,425,514
  B to B                        4,133,682       4,068,147       4,133,682       4,068,147
  Software                         86,374         255,202          86,374         255,202
  Manufacturing                 1,969,332          14,463       1,969,332          14,463
  Corporate                     1,957,175       3,793,667       1,957,175       3,793,667
                             ------------    ------------    ------------    ------------
                             $ 14,252,092      17,556,993      14,252,092      17,556,993
                             ============    ============    ============    ============

6.       SUBSEQUENT EVENTS

In January 2001 we settled two legal actions. One case alleging breach of contract and claiming approximately $1,680,000 was settled for approximately $300,000. The other involved a complaint against several former employees and stockholders for violating their option agreements and a counterclaim in excess of $9 million for various alleged courses of actions. This case was settled for $26,500 and the complaint was withdrawn.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999.

Our revenues for the second quarter ended December 31, 2000 declined to $13.4 million from $17.5 million for the prior year, a decrease of approximately 23%. This decrease is attributable to a drop in sales in our software division and a decline in hardware sales by our TIS division as our sales force focuses on service oriented business. Revenues are generated by our sales of computer hardware and software, and related support services. Gross margin for the period decreased to $1.8 million for December 31, 2000 from $3.1 million for the comparable 1999 quarter, a 42% decrease due to lower sales in the TIS and software divisions. Gross margins as a percentage of revenues for the quarter were 13% as compared to 18% for the prior year.

Selling, general and administrative expenses for the three months ended, December 31, 2000, exclusive of amortization of intangible assets, decreased to $2.5 million as compared to $2.9 million for the comparable period in 1999. The decrease is primarily for compensation expense, consulting fees and overhead in the software division. The income tax benefit was $335,800 for the 2000 quarter as compared to a provision of $91,200 for 1999 quarter.

As a result of the above, our net loss was $421,365 for the three months ended December 31, 2000 compared to net income of $136,251 for the 1999 quarter. For the December 31, 2000 quarter, net loss per share was $.06 compared to income of $.02 in the prior year. Average diluted shares outstanding were 7,089,744 for 2000 and 7,301,374 for 1999.


SIX MONTHS ENDING DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999.

Our revenues for the six months ending December 31, 2000 decreased to $28.4 million from $37.7 million for the prior year, a decrease of approximately 25%. This decrease is attributable to a significant drop in sales in our TIS and software divisions. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period decreased to $4.0 million for December 31, 2000 from $6.9 million for the comparable 1999 quarter, a 42% decrease due to the loss of higher margin sales in the software division. Gross margin as a percentage of revenues for the quarter were 14% as compared to 18% for the prior year.

December 31, 2000 operating expenses for the six months, exclusive of amortization of intangible assets, decreased to $5.1 million as compared to $6.2 million for the prior year. The decrease is primarily for compensation expense and consulting fees of $975,000 in the software division. Amortization of intangible assets increased to $91,080 from $45,000 in the comparable 1999 period. The income tax benefit was $475,000 for the 2000 period as compared to a provision of $285,800 for the prior year.

As a result of the above, our net loss was $676,203 for the six months ended December 31, 2000 compared to net income of $406,380 for the 1999 quarter. For the December 31, 2000 quarter, net loss per share was $.10 compared to income of $.06 in the prior year. Average diluted shares outstanding were 7,089,744 for 2000 and 7,301,374 for 1999.


LIQUIDITY AND CAPITAL RESOURCES.

Our cash position was $515,309 at December 31, 2000, an increase of $414,702 as compared to June 30, 2000. Our working capital at December 31, 2000 was $8,828,259 as compared to a working capital of $9,342,031 at June 30, 2000. Net cash provided by operating activities was $1,466,130. Cash used for investing activities totaled $11,301 for the purchase of property and equipment.

To accommodate our financial needs for inventory financing, Deutsche Financial Service granted us a credit line in the amount of $15 million. At December 31, 2000, our indebtedness to Deutsche Financial was $1,133,652, a decrease of $1,040,127, as compared to June 30, 2000. Substantially all of our tangible and intangible assets are pledged as collateral for this credit line.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K, as amended, for the year ended June 30, 2000. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

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

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                Other Information
                                December 31, 2000

                                     PART II
                                OTHER INFORMATION


         Item 1. - Legal Proceedings - In January 2001 we settled two legal actions. One case alleging Breach of contract and claiming approximately $1,680,000 was settled for approximately $300,000. The other involved a complaint against several former employees and stockholders for violating their option agreements and a counterclaim in excess of $9 million for various alleged courses of action. This case was settled for $26,500 and the complaint was withdrawn.

         Item 2. - Changes in Securities and use of Proceeds - None

         Item 3. - Defaults Upon Senior Securities - None

         Item 4. - Submission of Matters to a Vote of Security Holders - None

         Item 5. - Other Information - None

         Item 6. - Exhibits and Report on Form 8k - On November 29, 2000, we filed a Current Report on form 8K reporting a change in control of the Registrant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ATEC GROUP, INC.
                                  (Registrant)



Date:  February 13, 2001

                                  By: /s/ JAMES J. CHARLES
                                      -----------------------------------------
                                      James J. Charles, Chief Financial Officer
                                      (Duly authorized to sign on behalf of
                                      registrant)