Form 10-Q
period 2001-03-31
ATEC GROUP INC
filed 2001-05-21
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

                                 CURRENT REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_____ to _____

                         Commission File Number 0-22710

                                ATEC GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3673965
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
  corporation or organization)                            Identification Number)

    69 Mall Drive, Commack, New York                                    11725
----------------------------------------                              ----------
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

                                 YES [X]  NO [ ]

As of the close of business on March 31, 2001, there were 7,347,689 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.
                                ----------------

TABLE OF CONTENTS
-----------------

PART I   Financial Information                                            Page
         ---------------------

         Item 1 - Financial Statements..................................  1 - 9

         Item 2 - Managements Discussion & Analysis of Financial
                  Condition and Results of Operations...................  9 - 10

         Item 3 - Quantitative and Qualitative Disclosures about Market
                  Research.............................................. 11 - 12

PART II  Other Information Required in Report
         ------------------------------------

         Item 1 - Legal Proceedings..................................... 13 - 14

         Item 2 - Changes in Securities and use of Proceeds............. 13 - 14

         Item 3 - Defaults Upon Senior Securities....................... 13 - 14

         Item 4 - Submission of Matters to a Vote of Security Holders... 13 - 14

         Item 5 - Other Information..................................... 13 - 14

         Item 6 - Exhibits and Report on Form 8K........................ 13 - 14

         Signature Page................................................. 15

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   UNAUDITED          AUDITED
                                                   31-Mar-01         30-Jun-00
                                                   ---------         ---------
ASSETS

Current Assets
   Cash                                          $    556,526      $    100,607
   Accounts receivable, net                         6,264,241        10,037,462
   Inventories                                      2,603,219         2,356,825
   Deferred taxes                                   1,796,059           459,456
   Other current assets                             1,144,527         1,594,027
                                                 ------------      ------------
      Total current assets                         12,364,572        14,548,377
                                                 ------------      ------------

Property and equipment, net                           464,261           532,238

Goodwill, net                                       1,207,576         1,346,149

Other assets                                           55,174            63,753
                                                 ------------      ------------

                                                 $ 14,091,583      $ 16,490,517
                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Revolving inventory line of credit            $  1,510,845      $  2,173,776
   Accounts payable                                 2,121,245         2,518,721
   Accrued expenses                                   747,178           283,360
   Other current liabilities                          199,048           230,489
                                                 ------------      ------------

      Total liabilities                             4,578,316         5,206,346

Stockholders' equity
   Preferred stocks                                   310,582           310,582
   Common stock                                        73,477            73,477
   Additional paid-in capital                      11,864,674        11,823,086
   Discount on preferred stock                       (278,640)         (278,640)
   Retained earnings (deficit)                     (1,830,401)          (17,909)
   Less:  Treasury stock at cost                     (626,425)         (626,425)
                                                 ------------      ------------

      Total stockholders' equity                    9,513,267        11,284,171
                                                 ------------      ------------

                                                 $ 14,091,583      $ 16,490,517
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31


                                                       2001            2000
                                                   ------------    ------------

Net sales                                          $ 14,096,629    $ 15,592,963

Cost of sales                                        12,790,010      13,109,451
                                                   ------------    ------------

Gross profit                                          1,306,619       2,483,512
                                                   ------------    ------------

Operating expenses
   Selling and administrative                         3,140,214       2,189,130
   Amortization of goodwill                              47,493          94,970
                                                   ------------    ------------

      Total operating expenses                        3,187,707       2,284,100
                                                   ------------    ------------

Income (loss) from operations                        (1,881,088)        199,412
                                                   ------------    ------------

Other income (expense)
   Interest income                                       11,399           6,364
   Interest expense                                          --          (5,122)
   Miscellaneous                                             --           9,730
                                                   ------------    ------------

      Total other (expense) income                       11,399          10,972
                                                   ------------    ------------

Income (loss) before provision for income taxes      (1,869,689)        210,384

Provision (benefit) for income taxes                   (733,400)         76,200
                                                   ------------    ------------

Net income (loss)                                  $ (1,136,289)   $    134,184
                                                   ============    ============

Net earnings (loss) per share
   basic and diluted                               $      (0.16)   $       0.02
                                                   ============    ============


 Weighted average number of shares-basic              7,089,744       7,185,063
                                                   ============    ============

 Weighted average number of shares-diluted            7,089,744       7,185,063
                                                   ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31


                                                      2001             2000
                                                  ------------     ------------

Net sales                                         $ 42,480,595     $ 53,313,156

Cost of sales                                       37,179,684       43,923,556
                                                  ------------     ------------

Gross profit                                         5,300,911        9,389,600
                                                  ------------     ------------

Operating expenses
   Selling and administrative                        8,224,168        8,402,552
   Amortization of goodwill                            138,573          139,970
                                                  ------------     ------------

      Total operating expenses                       8,362,741        8,542,522
                                                  ------------     ------------

Income (loss) from operations                       (3,061,830)         847,078
                                                  ------------     ------------

Other income (expense)
   Interest income                                      42,450           50,878
   Interest expense                                     (1,512)          (5,122)
   Miscellaneous                                            --            9,730
                                                  ------------     ------------

      Total other (expense) income                      40,938           55,486
                                                  ------------     ------------

Income (loss) before income taxes                   (3,020,892)         902,564

Provision (benefit) for income taxes                (1,208,400)         362,000
                                                  ------------     ------------

Net income (loss)                                 $ (1,812,492)    $    540,564
                                                  ============     ============

Net earnings (loss) per share
   basic and diluted                              $      (0.26)    $       0.08
                                                  ============     ============


 Weighted average number of shares-basic             7,089,744        7,247,013
                                                  ============     ============

 Weighted average number of shares-diluted           7,089,744        7,247,013
                                                  ============     ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31


                                                         2001           2000
                                                     -----------    -----------

Net cash provided by (used in) operating activities  $ 1,211,034    $  (610,463)

Cash flows from investing activities:
      Purchase of property and equipment                 (92,184)       (96,363)
                                                     -----------    -----------

Net cash (used in) provided by investing activities      (92,184)       (96,363)
                                                     -----------    -----------


Cash flows from financing activities:

      Short term borrowings                             (662,931)       270,321
      Purchase of Treasury Stock                              --       (301,905)
                                                     -----------    -----------

Net cash (used in) provided by financing activities     (662,931)       (31,584)
                                                     -----------    -----------

Net increase (decrease) in cash                          455,919       (738,410)

Cash - Beginning of period                               100,607      2,246,951
                                                     -----------    -----------

Cash - End of period                                 $   556,526    $ 1,508,541
                                                     ===========    ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDING MARCH 31, 2001



                                       Common        Value      Series       Value      Additional     Discount on    Retained
                                       Shares       Common     Preferred   Preferred      Paid in       Preferred     Earnings
                                       Issued        Stock      Issued       Stock        Capital         Stock       (Deficit)
                                       ------       ------     ---------   ---------    ----------     -----------    ---------
Balance at June 30, 2000              7,347,689   $    73,477   319,429   $   310,582   $11,823,086   ($  278,640)   ($   17,909)
Contributed Capital                                                                          41,588


Net Loss for the Nine months Ended
   March 31, 2001                                                                                                     (1,812,492)

                                     ---------------------------------------------------------------------------------------------
Balance at March 31, 2001             7,347,689   $    73,477   319,429   $   310,582   $11,864,674   ($  278,640)   ($1,830,401)
                                     =============================================================================================



                                           Treasury Stock           Total
                                       --------------------      Stockholders'
                                       Shares        Amount         Equity
                                       ------        ------      -------------
Balance at June 30, 2000              (257,945)   ($  626,425)   $11,284,171
Contributed Capital                                                   41,588


Net Loss for the Nine months Ended
   March 31, 2001                                                 (1,812,492)

                                     -----------------------------------------
Balance at March 31, 2001             (257,945)   ($  626,425)   $ 9,513,267
                                     =========================================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                          QUARTER ENDED MARCH 31, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

2.   Equity Securities

Capital Stock

The Company's capital stock consists of the following:

                                                           Shares
                                                           Issued
                                              Shares         and
March 31, 2001                              Authorized   Outstanding    Amount
                                            ----------   -----------    ------

Preferred Stocks:
   Series A cumulative convertible              29,233        8,371   $      837
   Series B convertible                         12,704        1,458          145
   Series C convertible                        350,000      309,600      309,600
                                                         ----------   ----------

      Total preferred                                       319,429   $  310,582
                                                         ==========   ==========

Common Stock                                70,000,000    7,347,689   $   73,477

The 319,429 shares of preferred stock, which are outstanding, may be converted into approximately 8,200 shares of our common stock.

Stock Option Plan and Common Stock Purchase Warrants

On November 14, 2000 the Board of Directors approved a resolution for the issuance of 2,850,000 common stock purchase options to certain officers, directors and employees of the Company subject to shareholder ratification. The shareholders ratified the resolution on January 9, 2001. The exercise price is $.563 per share. On March 1, 2001 four members of our board of directors resigned and 800,000 common stock purchase options were cancelled.

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

                             FOR THREE MONTHS ENDING          FOR NINE MONTHS ENDING
                                     March 31,                       March 31,
                               2001            2000            2001            2000
                               ----            ----            ----            ----
Net sales:
   TIS                     $  5,523,692       6,860,772      14,422,092      26,438,375
   B to B                     8,187,377       8,696,291      26,089,045      24,544,717
   Software                          --          35,900              --       2,330,064
   Manufacturing                385,560              --       1,969,458              --
   Elimination of
   intersegment revenues                             --              --              --
                           ------------    ------------    ------------    ------------
                           $ 14,096,629    $ 15,592,963      42,480,595      53,313,156
                           ============    ============    ============    ============
Net income (loss):
   TIS                     $    332,065         147,159        (461,661)        400,277
   B to B                      (458,469)        441,600         568,459         924,238
   Software                      11,948         (32,603)        (82,630)        306,493
   Manufacturing               (453,557)       (285,013)       (651,089)       (544,068)
   Corporate                   (568,276)       (136,959)     (1,185,571)       (536,376)
                           ------------    ------------    ------------    ------------
                           $ (1,136,289)   $    134,184      (1,812,492)        550,564
                           ============    ============    ============    ============
Depreciation:
   TIS                           34,257          46,106         105,738         132,231
   B to B                         5,838           1,093          20,207          21,468
   Software                       3,215          (1,086)          9,646          15,914
   Manufacturing                    899          (2,841)          2,697           4,159
   Corporate                      9,646          17,844          21,873          35,233
                           ------------    ------------    ------------    ------------
                           $     53,855          61,116         160,161         209,005
                           ============    ============    ============    ============
Capital additions:
   TIS                     $     33,213           4,000          83,295          82,099
   B to B                         7,425              --           8,889           2,684
   Software                          --              --              --              --
   Manufacturing                     --              --              --              --
   Corporate                         --              --              --          11,580
                           ------------    ------------    ------------    ------------
                           $     40,638    $      4,000          92,184          96,363
                           ============    ============    ============    ============
Identifiable assets:
   TIS                     $  5,784,046       8,587,055       5,784,046       8,587,055
   B to B                     4,550,623       4,374,833       4,550,623       4,374,833
   Software                     141,597         115,330         141,597         115,330
   Manufacturing              1,408,610        (139,452)      1,408,610        (139,452)
   Corporate                  2,206,707       3,158,624       2,206,707       3,158,624
                           ------------    ------------    ------------    ------------
                           $ 14,091,583    $ 16,096,390      14,091,583      16,096,390
                           ============    ============    ============    ============

6.   Litigation

In January 2001 we settled the following two legal actions: (i) in Steinback v. ATEC plaintiffs alleged we were in breach of contract and claimed $1,680,000 in damages. This matter was recently settled for $300,000; and (ii) in ATEC v. Dozal we brought an action against several former employees and stockholders for violating their option agreements. Dozal filed a counterclaim against us seeking damages in excess of $9 million. This matter was recently settled by us for $26,500.

In March 2001, we were notified that a lawsuit by a former employee of ours against Mid Hudson Clarklift, which named us as a third-party defendant, was disposed of by a Order of the Court dated July 10, 1998.

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

Results of Operations

Three months ended March 31, 2001, compared to three months ended March 31, 2000.

Our revenues for the third quarter ended March 31, 2001 were to $14.1 million compared to $15.6 million for the prior year, a decrease of approximately 10%. This decrease is attributable to a drop in hardware sales by our TIS division as our sales force focuses on service oriented business. Revenues are generated by our sales of computer hardware and software, and related support services. Gross margin for the period decreased to $1.3 million for March 31, 2001 from $2.5 million for the comparable 2000 quarter, a 48% decrease due to lower sales in the TIS division and an inventory write down of 326,000 in our PC manufacturing division. Gross margins as a percentage of revenues for the quarter were 9 % as compared to 16% for the prior year.

Selling, general and administrative expenses for the three months ended, March 31, 2001, exclusive of amortization of intangible assets, increased to $3.1 million as compared to $2.2 million for the comparable period in 2000. The increase is primarily for bad debts expense of $600,000. The income tax benefit was $733,400 for the 2001 quarter as compared to a provision of $76,200 for 2000 quarter.

As a result of the above, our net loss was $1,136,289 for the three months ended March 31, 2001 compared to net income of $134,184 for the 2000 quarter. For the March 31, 2001 quarter, net loss per share was $.16 compared to income of $.02 in the prior year. Average diluted shares outstanding were 7,089,744 for 2001 and 7,185,063 for 2000.

Nine Months Ending March 31, 2001 compared to March 31, 2000.

Our revenues for the nine months ending March 31, 2001 were $42.5 million compared to $53.3 million for the prior year, a decrease of approximately 20%. This decrease is attributable to a significant drop in sales in our TIS and software divisions. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period decreased to $5.3 million for March 31, 2001 from $9.4 million for the comparable 2000 quarter, a 44% decrease due to the loss of higher margin sales in the software division and lower sales in the TIS division. Gross margin as a percentage of revenues for the period were 12% as compared to 18% for the prior year.

March 31, 2001 operating expenses for the nine months, exclusive of amortization of intangible assets, decreased to $8.2 million as compared to $8.4 million for the prior year. The decrease is primarily for compensation expense and consulting fees of $1,583,000 in the software division offset by $600,000 of bad debts and a $300,000 reserve for legal settlement. The income tax benefit was $1,208,400 for the 2001 period as compared to a provision of $362,000 for the prior year.

As a result of the above, our net loss was $1,812,492 for the nine months ended March 31, 2001 compared to net income of $540,564 for the comparable 2000 period. For the nine months ending March 31, 2001, net loss per share was $.26 compared to income of $.08 in the prior year. Average diluted shares outstanding were 7,089,744 and 7,247,013 for 2001 and 2000 respectively.

Liquidity and capital resources.

Our cash position was $556,526 at March 31, 2001, an increase of $455,919 as compared to June 30, 2000. Our working capital at March 31, 2001 was $7,786,256 as compared to a working capital of $9,342,031 at June 30, 2000. Net cash provided by operating activities was $1,211,034. Cash used for investing activities totaled $92,184 for the purchase of property and equipment.

To accommodate our financial needs for inventory financing, Deutsche Financial Service granted us a credit line in the amount of $15 million. At March 31, 2001, our indebtedness to Deutsche Financial was $1,510,845, a decrease of $662,931, as compared to June 30, 2000. We also have a second line of credit with another financial institution. Borrowings under this line may be up to $775,000. At March 31, 2001 borrowings under this line were nil. Substantially all of our tangible and intangible assets are pledged as collateral for this credit line.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

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


                Special Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K for the year ended June 30, 2000. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

o general economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; change in political, social and economic conditions;
o increased competition in the computer industry and general risks of the Internet;
o success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;
o    availability, terms and deployment of capital;
o    costs and other effects of legal and administrative proceedings;
o dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;
o    development risks; risks relating to the availability of financing;
     and
o    other factors referenced in this Report and the Form 10-K.

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

                        Atec Group, Inc. and Subsidiaries
                                Other Information
                                 March 31, 2001

                                     PART II
                                OTHER INFORMATION

         Item 1. - Legal Proceedings - In January 2001 we settled the following two legal actions: (i) in Steinback v. ATEC plaintiffs alleged we were in breach of contract and claimed $1,680,000 in damages. This matter was recently settled for $300,000; and (ii) in ATEC v. Dozal we brought an action against several former employees and stockholders for violating their option agreements. Dozal filed a counterclaim against us seeking damages in excess of $9 million. This matter was recently settled by us for $26,500.

         In March 2001, we were notified that a lawsuit by a former employee of ours against Mid Hudson Clarklift, which named us as a third-party defendant, was disposed of by a Order of the Court dated July 10, 1998.

         Item 2. - Changes in Securities and use of Proceeds - None

         Item 3. - Defaults Upon Senior Securities - None

         Item 4. - Submission of Matters to a Vote of Security Holders - On January 9, 2001 We held our annual meeting of stockholders for the following purposes:

                  (i) to elect Richard J. Sullivan, Ashok Rametra, James Charles, David A.Loppert, Scott Silverman and Kristen Sickorez as members to the board of our directors;

                  (ii) to ratify and approve Weinick Sanders Leventhal & Co., LLP, as our independent public accountants, to audit our financial statements for the year ending June 30, 2001;

                  (iii)    to ratify and approve our 2000 flexible stock plan;

                  (iv) to ratify and approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock $.01 par value per share, from 70 million to 100 million shares; and

                  (v)      to ratify compensation to our board of directors.

         The votes cast for each of the foregoing matters was as follows:

1.       Election of Board of Directors.

                  Nominees                  Favor             Withhold Authority
                  --------                  -----             ------------------
                  Richard J. Sullivan       6,071,487              261,251
                  Ashok Rametra             6,045,943              286,795
                  James Charles             6,071,942              260,796
                  David A. Loppert          6,072,036              260,702
                  Scott Silverman           6,071,981              260,757
                  Kristen A. Sickorez       6,071,733              261,005

2.       Appointment of Weinick Sanders Leventhal & Co. LLP.

                  Votes in Favor            Votes Against              Abstain
                  --------------            -------------              -------
                    6,103,241                 186,678                   17,025

3.       Ratification of 2000 flexible stock plan.

                  Votes in Favor            Votes Against              Abstain
                  --------------            -------------              -------
                    2,301,807                 544,298                   33,005

4.       Ratification of the Amendment to our certificate of incorporation.

                  Votes in Favor            Votes Against              Abstain
                  --------------            -------------              -------
                    5,792,509                 491,422                   23,015

5.       Ratification of compensation to members of our board of directors.

                  Votes in Favor            Votes Against              Abstain
                  --------------            -------------              -------
                    5,681,273                 593,512                   32,178

         Item 5. - Other Information - None

         Item 6. - Exhibits and Report on Form 8k - On March 8, 2001 we filed a Current Report on form 8K reporting a change in control of the Registrant.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATEC GROUP, INC.
                                   (Registrant)



Date:  May 17, 2001

                                   By: /s/ James J. Charles
                                       -----------------------------------------
                                       James J. Charles, Chief Financial Officer
                                       (Duly authorized to sign on behalf of
                                       registrant)