Form 10-K
period 2001-06-30
ATEC GROUP INC
filed 2001-09-28
CIK 893970

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

                     For the Fiscal Year Ended June 30, 2001

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

                                 YES [X] NO [ ]

         On September 20, 2001, the aggregate market value of the voting common equity of ATEC Group, Inc., held by non-affiliates of the Registrant $2,647,304* was based on the closing price of $.45 for such common stock on said date as reported by the American Stock Exchange. On such date, there were 7,347,689 shares of common stock of the Registrant outstanding.

         * Excludes 1,464,792 shares of common stock beneficially owned by Surinder Rametra, Ashok Rametra, Praveen Bhutani, Stewart Benjamin, James Charles and David Reback, the officers and directors of the Company.

FORWARD-LOOKING STATEMENTS


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include but are not limited to:

o        risks associated with the uncertainty of future financial results;
o        additional financing requirements;
o        development of new products or mergers;
o        the continued ability to sustain integration of future acquisitions;
o        the ability to hire and retain key personnel;
o the continued development of our technical, manufacturing, sales, marketing and management capabilities;
o        relationships with and dependence on third-party suppliers;
o        anticipated competition;
o        uncertainties relating to economic conditions;
o        uncertainties relating to government and regulatory policies;
         uncertainties relating to customer plans and commitments;
o rapid technological developments and obsolescence in the industries in which the Company competes;
o        potential performance issues with suppliers and customers;
o        governmental export and import policies;
o        global trade policies;
o worldwide political stability and economic growth; potential entry of new, well-capitalized competitors into the markets;
o        changes in the Corporate capital structure and cost of capital;
o and uncertainties inherent in international operations and foreign currency fluctuations.

         The words "believe, expect, anticipate, intend and plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

GENERAL

         ATEC Group, Inc. ("the Company" or "ATEC") is a one-stop provider for a full line of information technology products and services to businesses, professionals, government and educational institutions. We offer multiple solutions to our clients that we believe generate loyalty and improve our ability to seek higher margins. We have developed several core competencies, including system design, software development, networking, server-based computing, help desk, wireless telecommunications, voice over IP, e-commerce, web hosting, , ASP and Internet/Intranet solutions. Recently we entered the IT enabled services with an emphasis on call centers.

         In furtherance of our efforts to provide end-to-end solutions to clients, we continue to commit resources to establish our PC manufacturing division, Nexar(R), which offers a line of branded computer products built with state-of-the-art technology, minimizing upgrade cost. Nexar provides unique 24 x 7 toll-free hardware and software support, including off-the-shelf software.

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

         Most industry experts agree that e-business will dramatically impact traditional supply chains and distribution channels. E-marketers estimate e-business revenues to exceed $3.5 trillion by the year 2002 and reach in excess of $7.0 trillion by 2004, representing over 7% of all sales transactions worldwide. With that in mind, we continually aim to be a part of the e-business segment growth. However, we believe that existing relationships will not vanish overnight. Our goal is to continue to strengthen our presence in both the business-to-business (B2B) and business-to-consumer (B2C) segments of e-commerce, each of which is critical to strengthening our core business objective of providing a one-stop, value-added service and product solution.

         As the decision-making process that confronts organizations while planning, selecting and implementing information technology solutions has grown more complex, it became necessary for us to create an enterprise-focused team, our Technology Integration Services (TIS) division, to streamline and strengthen our core business. Our TIS trained support staff has opened new avenues for us such as turn-key server-based computing, storage networks and complete end-to-end solutions, including implementation, project management and program custom applications on platforms such as Citrix, Microsoft NT, Netware, Linux, Unix, Java and others.


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

         Since 1998, the PC market underwent major changes as leading manufacturers such as IBM, Compaq, Toshiba, Apple and Hewlett-Packard shifted their focus away from the reseller channel towards direct marketing. Such actions by the major manufacturers significantly affected the distribution business due to the availability of products and competition on direct volume sales. In response, we changed our focus to exit low margin distribution sales and enter into complementary lines of business by:

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

         We are an authorized dealer for leading manufacturers such as Compaq, Gateway, Hewlett-Packard, Apple, Novell, Informix, Quest Communications, AMD, Citrix, Microsoft, 3 COM, Toshiba, Oracle, Sybase, Intel, Computer Associates and numerous others. We provide our clients with a variety of products from microcomputers to client/servers to peripherals. To market our products, we enjoy partnering relationships with major computer distributors, including Ingram Micro, Tech Data and others, which have multiple distribution sites and collectively carry more than $1 billion in inventory at any given point. Through these two relationships, manufacturers on the one hand and distributors on the other, we offer our clients the best in information technology products while reducing our inventory cost.

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


PRODUCTS, SERVICES AND SOLUTIONS

         We market a broad selection of products with a focus on microcomputers, client/servers and peripherals manufactured by major vendors. Our subsidiaries are authorized sales and service dealers for major IT manufacturers. The sales of products by major manufacturers such as Apple, Compaq, Toshiba, Gateway, Epson and Hewlett-Packard generated over 50% of our revenue for the year ended June 30, 2001. The agreements with these vendors are generally renewed periodically and permit termination by manufacturers without cause, generally upon 30 to 90 days notice. These provisions are standard in the computer reseller industry.

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

         Nexar offers its products through our extended sales and marketing group, national retail channels and directly through our web sites: www.nexarusa.com and www.atecgroup.com.

Global Distribution

         Global Distribution "GD" has been operating in this marketplace for over 15 years. It enjoys direct relationships with a number of manufacturers that seek out in advance when they have product that fit the Global Distribution model. These manufactures include Cisco, IBM, Compaq, HP, NEC, Toshiba, View Sonic and many others.

         Several studies highlight the fact that the majority of technology users never fully utilize the capabilities of their installed systems. For those times that IT professionals are seeking a less expensive way to implement a project, Global Distribution acquires Brand Name, New, Fully Warranted Late Life Cycle products that can be serviced by any authorized provider. These products are acquired in volume and at costs typically 30-50% below market.

         Global Distribution is a B2B division of ATEC that offers a unique combination of price and delivery to other resellers, retailers and enterprise customers. Our low cost overhead structure - selective inventory, extensive use of warehousing facilities of allied vendors and distributors - ensures cost effective solutions.

Technology Integration Service

         The microcomputer industry is characterized by numerous hardware systems that utilize different and often incompatible standards for hardware and software applications. Further, as new technologies in PCs, telecommunication and wireless are introduced, organizations need to continually redesign, upgrade and modify their existing systems. In response to these growing IT requirements, we recognize the need to go beyond the traditional system integration approach (trouble shooting, networking, custom configuration of technology) and to create an enterprise focused team: its Technology Integration Services (TIS) division. The TIS group is focused on providing value-added solutions to allow customers to take advantage of the technology they need without many of the obstacles required to implement them. The services offered by TIS include:

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

IT Enabled Services

         In the global, digital economy, the biggest challenge faced by a business enterprise is to reach, retain, acquire and service customers in a shrinking world - thanks to the universal penetration of the Internet. Today's empowered customer, regardless of the industry, company, or product has 3 expectations:

   o     Easy and immediate access to information,
   o     Personalized service,
   o     Prompt and efficient response and resolution of problems.

         Businesses are tapping into global availability of skilled resources and technology to address these customer needs and achieving significant improvements in cost, quality and time to deliver these services.

         IT-enabled services are parts of the value chain (business process and services), which are sourced from a geographic area different from the location of the end users. They are usually delivered over private or efficient public networks and are frequently offered cross-border rather than from within the same national borders of the end user.

         McKinsey predicts that the global IT-enabled services opportunity is likely to grow to $142 billion by 2008. Customer interaction services, financial processing, accounting services and data management services will account for almost 90 percent of the market. According to IDC, worldwide spending on customer relationship management services is expected to be about $90 billion annually by 2003.

ATEC's IT- enabled services include:

  o      Customer Interaction Center
             Customer Relationship Management
             Call Center / Contact Center
             Help Desk
             Telemarketing
             Market research

  o      Software Development & Maintenance

         A call center traditionally is defined as a physical location with telecom links for incoming and outgoing calls and trained agents to carry out sales and support activities.

         In today's market environment, a call center is really much more than that. It leverages convergence technologies of the WWW, internet, computer, telephony and CRM software to provide an integrated customer contact center with the focus on meeting a customer's needs for easy access, personalized services and fast response and resolution of problems. It collects valuable data about the customers, which is used to further strengthen the customer relationship. It acts as the central point for all forms of interaction between the company and its customers - phone call, telemarketing, web site, email, fax, chat, on-line support etc.

         ATEC's off-shore customer contact center combines data and voice communication along with trained consultants to provide a variety of customer interaction related functions such as marketing, selling, information dispensing, technical support, help desk etc. A dedicated line circuit connects the offshore contact center to ATEC's Commack headquarters.

         We entered this market in April 2001.


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



EMPLOYEES

         As of September 14, 2001, there was an aggregate of approximately 106 employees, including 5 administrators, 20 staff persons, 13 managers, 35 full-time sales persons, 30 technical and 3 warehouse personnel. We have no collective bargaining agreements and believe that relations with our employees are good.

ITEM 2.  PROPERTIES
         ----------

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




ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         During the last quarter of fiscal year 2001, we did not submit any matter to the vote of our shareholders.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         -------------------------------------------------------

                          PRICE RANGE OF COMMON STOCK

         Our common stock is currently traded on the American Stock Exchange under the symbol "TEC." The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the NASDAQ and AMEX. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.


                                  COMMON STOCK

                                                                          High      Low
                                                                         ------    ------
1999
      Quarter ended 9/30................................................ $4.000    $2.000
      Quarter ended 12/31...............................................  3.250     1.750

2000
       Quarter ended 3/31...............................................  7.000     2.380
       Quarter ended 6/30...............................................  4.940     2.125
       Quarter ended 9/30...............................................  2.313     1.625
       Quarter ended 12/31..............................................  2.000      .438

2001
       Quarter ended 3/31...............................................  1.000      .370
       Quarter ended 6/30...............................................   .810      .380




         On September 20, 2001, there were approximately 247 holders of record of our common stock, 17 holders of record of Series A preferred shares and 3 holders of record of the Units. The number of record holders does not include holders whose securities are held in street name.

         We do not currently pay dividends on our common stock. It is management's intention not to declare or pay dividends on our common stock, but to retain earnings for the operation and expansion of our business.

         The holders of our Series A preferred shares are entitled to certain dividend payments upon declaration by the Board of Directors. (See "Item 8-Financial Statements").

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following selected financial data as and for each of the five years in the period ended June 30, 2001, have been derived from audited financial statements. This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis."

Operating Data                      2001             2000             1999             1998             1997
--------------               --------------   --------------   ---------------  ---------------  ---------------
Net Sales                    $   53,051,120   $   71,937,680   $   107,435,617  $   187,150,614  $   100,841,362
Income or (Loss) from
continuing operations        $   (4,525,134)  $      296,953   $    (4,299,228) $     2,740,066  $     1,667,898
Income (Loss) per
common share:
Basic                        $         (.64)  $          .04   $          (.62) $           .45  $           .28

Diluted                      $         (.64)  $          .04   $          (.62) $           .43  $           .43


Balance Sheet Data

Total Assets                 $   11,109,198   $   16,490,517   $    16,004,995  $    26,634,164  $    17,147,707
Long-term obligations               Nil              Nil               Nil              Nil              Nil
Cash dividends per
common share                        Nil              Nil               Nil              Nil              Nil


Results for fiscal 2001 includes charges of $325,000 related to the temporary control of the Company by Applied Digital Solutions and the settlement of litigation of $625,000.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -------------

Background

         We are a leading system integrator and provider of a full line of IT service products, as well as a single source, "end-to-end" solution provider for the computer needs of businesses, professionals, government agencies and educational institutions.

RESULTS OF OPERATIONS

Fiscal 2001 compared to Fiscal 2000

         Revenues for the fiscal year ended June 30, 2001 ("fiscal 2001") decreased to $53.1 million from $71.9 million for the prior year, a decrease of approximately 26%. This decrease is primarily attributable to a significant drop in sales in our TIS division and a $2.3 million decline in our former Y2K consulting group. Gross profit for fiscal 2001 decreased to $6.3 million from $11.6 million for 2000, a 46% decrease due to the decreased revenues. Gross margin for fiscal 2001 was 12% as compared to 16% for the prior year.

         Fiscal 2001 operating expenses, exclusive of amortization of intangible assets, decreased to $10.6 million as compared to $11.1 million for the prior year. The 4% decrease in operating expenses is related primarily to decreased costs in our former Y2K consulting group.

         Amortization of intangible assets was essentially unchanged in 2001. We incurred a one-time charge of $23,000 for impaired Goodwill. We also earned $52,000 of interest income and incurred $1,500 of interest expense in 2001.

         The provision for income taxes for 2001 was $38,000 as compared to an expense of $102,000 for 2000. The current year benefit from income taxes was reduced by a reserve against our deferred tax asset of $1,438,000.

         As a result of the above, the Company incurred a loss of $4,525,134 for 2001 compared to net income of $296,953 in 2000. For 2001, basic and diluted net loss per share was $.64 compared to basic and diluted net income of $.04 per share in the prior year. Basic and diluted average shares outstanding were 7,088,603 for 2001.

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



LIQUIDITY AND CAPITAL RESOURCES

         The cash position was $1,555,020 at June 30, 2001, an increase of $1,454,413 as compared to June 30, 2000. Working capital at June 30, 2001, was $5,253,000 as compared to working capital of $9,342,000 at June 30, 2000. The major sources of cash were derived primarily from reductions of inventory on hand and accounts receivable ($4,968,000). Cash used for investing activities totaled $105,000. We believe that our resources are adequate to meet our capital requirements over the next twelve months.

         To accommodate our financial needs for inventory financing, we have arranged lines of credit with two financial institutions in the aggregate amount of $15,775,000. At June 30, 2001, our indebtedness to these institutions was $1,024,000, or a decrease of $1,149,600 compared to June 30, 2000. Substantially all tangible and intangible assets are pledged as collateral for these facilities. In September 2001 we eliminated the $15,000,000 line and our assets are no longer pledged as collateral.




ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         ---------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         Our consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         --------------------

         NONE

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

                                            MANAGEMENT

         Directors and Officers

         The following table sets forth the names and ages of all current directors and officers and the position held by them:

                  Name                      Age        Position
                  ----                      ---        --------

                  Surinder Rametra          61         Chairman of the Board and
                                                       Chief Executive Officer

                  Ashok Rametra             49         President, Secretary,
                                                       Treasurer and Director

                  James J. Charles          58         Chief Financial Officer
                                                       and Director

                  Praveen Bhutani           54         Director

                  David C. Reback           59         Director

                  Stewart Benjamin          37         Director

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

         Praveen Bhutani was appointed a Director in May 2001. Mr. Bhutani was the founder of Ultra Spec Cables, Inc. and The Options Group, Inc. He serves both companies as the Chief Executive Officer since 1992. Prior to 1992 he held various executive positions. Mr. Bhutani has Bachelor and Master degrees in finance from the Delhi College, Delhi, India.

         Stewart Benjamin was appointed a Director in May 2001. Mr. Benjamin is a certified public accountant in the State of New York. From January 1996 to the present, Mr. Benjamin has been self-employed as a sole practitioner under the name of Stewart H. Benjamin, CPA, P.C. From 1985 through December 1995, Mr. Benjamin was employed as a staff accountant in both private industry and local public accounting firms. Mr. Benjamin received a Bachelor of Business Administration degree from Pace University in 1985.

         David C. Reback was appointed a Director in November 1997. Since 1969, Mr. Reback has been a partner with Reback & Potash, LLP, a law firm specializing in litigation, appellate matters and real estate. Mr. Reback received a BA from Syracuse University, and in 1965 he received a Juris Doctor's degree from Syracuse University College of Law.

         Based solely upon a review of Forms 3, 4 and 5 furnished during the most recent fiscal year, it is believed, except as discussed below, that there were no Section 16(a) reports filed untimely during the years ended June 30, 2000 and 1999.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The Summary Compensation Table for the years ended June 30, 2001, 2000 and 1999 is provided herein. This table provides compensation information on behalf of the existing officers and directors who earned in excess of $100,000. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended June 30, 2001, 2000 and/or 1999. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.


                           SUMMARY COMPENSATION TABLE

                For the Years Ended June 30, 2001, 2000 and 1999
                       Annual Compensation Awards Payouts

                                  Year                               Compen-       Options/ LTIP
Name                Position      Ended      Salary($)    Bonus($)   sation($)     SARs     Payouts
----               ------------   -------    ---------    --------   ---------     ------   -------
Surinder Rametra   CEO            6/30/01    $108,915                  8,464(1)    NONE     NONE
                                  6/30/00    $200,000                 12,731(3)    NONE     NONE
                                  6/30/99    $202,733                 15,262(5)    NONE     NONE


Ashok Rametra      President      6/30/01    $215,077     $50,000     10,766(2)    none     NONE
                                  6/30/00    $200,000     $25,000     12,779(4)    NONE     NONE
                                  6/30/99    $174,980                 11,652(6)    NONE     NONE





(1)      Major Medical $3,531, Leased Auto $4,933
(2)      Major Medical $3,058, Leased Auto $7,708
(3)      Major Medical $3,941, Leased Auto $8,790
(4)      Major Medical $5,611, Leased Auto $7,168
(5)      Major Medical $6,472, Leased auto $8,790
(6)      Major Medical $4,484, Leased auto $7,168


         Year End Option Table. The following table sets forth certain information regarding the stock options held as of June 30, 2001, by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                          Securities Underlying                Value of Unexercised
                                                          Unexercised Options at               In-the-Money-Options
                                                            Fiscal Year End (#)               at Fiscal Year End (3)
                     Shares Acquired   Value             ----------------------------      -----------------------------
Name                 on exercise (#)   Realized($)       Exercisable   Unexercisable      Exercisable   Unexercisable
----                ---------------   ----------         ------------  --------------     -----------  -------------

Surinder Rametra(1)        0               0              1,047,000       1,250,000             0       $   312,500
Ashok Rametra(2)           0               0                345,000       1,000,000             0           250.000


(1) Represents options to acquire: (i) 7,000 shares at $3.44 per share exercisable through August 8, 2007; (ii) 500,000 shares at $5.50 per share exercisable through March 28, 2008; (iii) 250,000 shares at $4.67 per share exercisable through September 27, 2008; (iv) 140,000 shares at $4.26 per share exercisable through June 29, 2009; (v) 150,000 shares at $1.993 per share exercisable through November 7, 2009 and (vi) 1,250,000 shares at $.56 per share exercisable through April 23, 2011.
(2) Represents options to acquire: (i) 10,000 shares at $3.44 per share exercisable through August 8, 2007; (ii) 35,000 shares at 3.7125 per share exercisable through October 8, 2008; (iii) 100,000 shares at $6.80 per share exercisable through December 14, 2008; (iv) 200,000 shares at $1.993 per share exercisable through November 7, 2009 and (v) 1,000,000 shares at $.563 per share excisable through November 14, 2010.
(3) Computation based on $.81, which was the June 30, 2001, closing price for our common stock.

         Option Grant Table. The following table sets forth certain information regarding the stock options granted during the fiscal year ended June 30, 2000, by us to the individuals named in the above Summary Compensation Table.



                        OPTION GRANTS IN LAST FISCAL YEAR

                                       % of Total
                                       Options
                                       Granted to
                                       Employees in   Exercise Price  Expiration
Name                   Granted (#)     Fiscal Year    $ / Share       Date
----                   -----------     -----------    ---------       ----

Surinder Rametra        1,250,000      44%            $.56            2011
Ashok Rametra           1,000,000      35%            $.563           2010

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

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

Name and Address              Amount and Nature
of Beneficial                 of Beneficial            Percentage of
Owner                         Ownership of             Voting Stock
Outstanding                   Common Stock             Outstanding(1)
-----------                   ------------             --------------

Ashok Rametra (2)             1,261,242                         12.4%
1762 Central Avenue
Albany, NY  12205

Surinder Rametra (3)          2,140,640                           21%
69 Mall Drive
Commack, NY  11725

James Charles (4)               305,000                            3%
69 Mall Drive
Commack, NY  11725

Praveen Bhutani                 244,910                            **
69 Mall Drive
Commack, NY  11725

David Reback (5)                 25,000                            **
69 Mall Drive
Commack, NY  11725

Stewart Benjamin                     _                             **
69 Mall Drive
Commack, NY  11725


All directors and             3,752,882                            37%
(2)(3)(4)(5)(6)
executive/officers as a group
(5 persons)
    ---------------
**  Less than 1%

(1) Computed based upon a total of 7,347,689 shares of common stock, 8,371 shares of Series A preferred stock, 1,458 shares of Series B preferred stock, 309,600 shares of Series C preferred stock and options to acquire 2,533,000 shares of common stock. Each share of common stock and preferred stock possesses one vote per share. Accordingly, the foregoing represents an aggregate of 10,200,118 votes.
(2) The foregoing figure reflects the ownership of 229,146 shares of common stock by Mr. Rametra and 387,096 common shares owned by Mr. Rametra's spouse and children. The foregoing amount also assumes the exercise by Mr. Rametra of options to acquire 645,000 shares of the common stock. Mr. Rametra disclaims beneficial ownership of shares of ATEC securities owned by other members of the Rametra family. Excludes non-vested options to purchase 1,000,000 shares of common stock.
(3) The foregoing figure reflects the ownership of 382,640 shares of common stock by Mr. Rametra and 200,000 shares by Mr. Rametra's spouse and 11,000 shares jointly. In addition, the foregoing assumes the exercise by Mr. Rametra of options to acquire 1,547,000 shares of ATEC common stock. Mr. Rametra disclaims beneficial ownership of the shares of ATEC securities owned by other members of the Rametra family, including independent children. Excludes non-vested options to purchase 1,250,000 shares of common stock
(4) The foregoing figure reflects ownership of 10,000 shares of common stock by Mr. Charles. The foregoing amount also assumes the exercise by Mr. Charles of options to acquire 295,000 shares of common stock. Excludes non-vested options to purchase 300,000 shares of common stock.
(5) The foregoing figure reflects options for the purchase of 25,000 shares of common stock.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)      (1)      FINANCIAL STATEMENTS

         The following financial statements of ATEC Group, Inc., are included:

                  Independent Auditor's Report
                  Consolidated Balance Sheet as at June 30, 2001 and 2000 Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999
                  Consolidated Statements of Cash Flows for the years
                    ended June 30, 2001, 2000 and 1999
                  Consolidated Statements of Stockholders' Equity for
                    the years ended June 30, 2001, 2000 and 1999
                  Notes to Financial Statements

         (2)      OTHER SCHEDULES

         All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

         (3)      EXHIBITS

         None.

(b)      REPORTS ON FORM 8-K

         November 2000
         May 2001

(c)      EXHIBITS

         See Exhibit Index.

(d)      Not Applicable.

         SIGNATURES
         ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ATEC GROUP, INC.



                                            By:  /s/ JAMES J. CHARLES
                                                 -------------------------------
                                                 James J. Charles, Chief
                                                 Financial Officer and Director
Dated:   September 28, 2001


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ SURINDER RAMETRA                                          September 28, 2001
-----------------------------------------------------
Surinder Rametra, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)


/s/ ASHOK RAMETRA                                             September 28, 2001
-----------------------------------------------------
Ashok Rametra, President, Secretary, Treasurer and
Director


/s/ STEWART BENJAMIN                                          September 28, 2001
-----------------------------------------------------
Stewart Benjamin, Director


/s/ DAVID REBACK                                              September 28, 2001
-----------------------------------------------------
David Reback, Director

/s/ PRAVEEN BHUTANI                                           September 28, 2001
-----------------------------------------------------
Praveen Bhutani, Director

Exhibits


Number   Description
21.1     List of Subsidiaries

                        ATEC GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001




                                    I N D E X
                                    ---------


                                                                        Page No.
                                                                        --------


INDEPENDENT AUDITORS' REPORT .....................................        F-1


FINANCIAL STATEMENTS:


     Consolidated Balance Sheets as at June 30, 2001 and 2000 ....        F-2


     Consolidated Statements of Operations
        For the Years Ended June 30, 2001, 2000 and 1999 .........        F-3


     Consolidated Statements of Cash Flows
        For the Years Ended June 30, 2001, 2000 and 1999 .........    F-4 - F-5


     Consolidated Statements of Stockholders' Equity
        For the Years Ended June 30, 2001, 2000 and 1999 ..........       F-6



NOTES TO FINANCIAL STATEMENTS .....................................   F-7 - F-22





All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and have therefore been omitted or the required information is shown in the Financial Statements or the Notes thereto.

[graphic omitted] WEINICK
                     SANDERS                                       1515 Broadway
                      LEVENTHAL & CO., LLP            NEW YORK, N.Y.  10036-5788
--------------------------------------------------------------------------------
              CERTIFIED PUBLIC ACCOUNTANTS                          212-869-3333
                                                                FAX 212-764-3080
                                                                   WWW.WSLCO.COM


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Stockholders and Board of Directors
ATEC Group, Inc.


We have audited the accompanying consolidated balance sheets of ATEC Group, Inc. and Subsidiaries as at June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries as at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                    s/s:  WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
August 17, 2001


                        ATEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   -----------

                                                                        June 30,
                                                             ------------------------------
                                                                   2001             2000
                                                             --------------  --------------
Current assets:
  Cash                                                       $    1,555,020  $      100,607
  Accounts receivable - net                                       5,114,302      10,037,462
  Inventories                                                     1,666,633       2,356,825
  Deferred taxes                                                    581,510         459,456
  Other current assets                                              585,634       1,594,027
                                                             --------------  --------------
        Total current assets                                      9,503,099      14,548,377

Property and equipment - net                                        420,255         532,238

Goodwill - net                                                    1,134,177       1,346,149

Other assets                                                         51,667          63,753
                                                             --------------  --------------
                                                             $   11,109,198  $   16,490,517
                                                             ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Revolving lines of credit                                  $    1,024,157  $    2,173,776
  Accounts payable                                                2,177,391       2,518,721
  Accrued expenses                                                  555,785         283,360
  Deferred income                                                   139,357             -
  Other current liabilities                                         353,589         230,489
                                                             --------------  --------------
        Total current liabilities                                 4,250,279       5,206,346
                                                             --------------  --------------
Stockholders' equity:
  Preferred stocks                                                  835,582         310,582
  Common stock                                                       73,477          73,477
  Additional paid-in capital                                     11,864,674      11,823,086
  Discount on preferred stocks                                     (742,740)       (278,640)
  Deficit                                                        (4,543,043)        (17,909)
                                                             --------------  --------------
                                                                  7,487,950      11,910,596
  Less:  Treasury stock - at cost                                   629,031         626,425
                                                             --------------  --------------
        Total stockholders' equity                                6,858,919      11,284,171
                                                             --------------  --------------
                                                             $   11,109,198  $   16,490,517
                                                             ==============  ==============

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Years Ended June 30,
                                                 -----------------------------------------------
                                                      2001             2000             1999
                                                 -------------    -------------    -------------
Net sales                                        $  53,051,120    $  71,937,680    $ 107,435,617

Cost of sales                                       46,767,529       60,353,009       96,317,894
                                                 -------------    -------------    -------------
Gross profit                                         6,283,591       11,584,671       11,117,723
                                                 -------------    -------------    -------------
Operating expenses:
  Selling and administrative                        10,489,929       10,824,623       12,679,751
  Research and development                             157,595          234,557           10,525
  Amortization of goodwill                             189,327          186,626          442,577
                                                 -------------    -------------    -------------
Total operating expenses                            10,836,851       11,245,806       13,132,853
                                                 -------------    -------------    -------------

Income (loss) from operations                       (4,553,260)         338,865       (2,015,130)
                                                 -------------    -------------    -------------
Other income (expense):
  Impairment of long-lived assets                      (22,645)             -         (2,999,075)
  Interest income                                       52,101           62,789          124,171
  Interest expense                                      (1,512)         (11,467)         (37,630)
  Other income (expense)                                38,450            8,291          (12,895)
                                                 -------------    -------------    -------------
Total other income (expense)                            66,394           59,613       (2,925,429)
                                                 -------------    -------------    -------------

Income (loss) before income taxes                   (4,486,866)         398,478       (4,940,559)

Provision for (benefit from) income taxes               38,268          101,525         (641,331)
                                                 -------------    -------------    -------------
Net income (loss)                                ($  4,525,134)   $     296,953    ($  4,299,228)
                                                 =============    =============    =============

Earnings (loss) per common share:
  Basic                                              ($.64)           $ .04            ($.62)
                                                      ====            =====             ====
  Diluted                                            ($.64)           $ .04            ($.62)
                                                      ====            =====             ====

Weighted average shares outstanding:
  Basic                                              7,088,603        7,177,432        6,885,069
                                                 =============    =============    =============
  Diluted                                            7,088,603        7,221,927        6,885,069
                                                 =============    =============    =============


                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Years Ended June 30,
                                                           ------------------------------------------------
                                                                2001             2000             1999
                                                           -------------    -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                        ($  4,525,134)   $     296,953    ($  4,299,228)
                                                           -------------    -------------    -------------
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
    Depreciation and amortization                                228,665          274,877          254,982
    Amortization of goodwill                                     189,327          186,626          442,577
    Loss on abandonment of leasehold improvements                    -              1,438              -
    Compensatory element of issuances of capital stock               -              5,250           24,000
    Loss on impairment of long-lived assets                       22,645              -          2,999,075
    Provision for doubtful accounts                              645,535           42,216          469,211
    Deferred income                                              139,357              -                -
    Deferred taxes                                              (122,054)        (208,166)        (214,041)
    Changes in assets and liabilities:
      Accounts receivable                                      4,277,625       (1,413,178)       8,498,921
      Inventories                                                690,192       (1,246,552)         680,422
      Other current assets                                     1,008,393         (188,694)        (828,656)
      Revolving lines of credit                               (1,149,619)         239,242       (5,064,178)
      Accounts payable                                          (341,330)         808,958       (2,444,380)
      Accrued expenses                                           333,325         (386,378)        (496,332)
      Income taxes payable                                           -                -           (790,882)
      Other current liabilities                                  123,100           (2,279)         175,711
                                                           -------------    -------------    -------------
  Total adjustments                                            6,045,161       (1,886,640)       3,706,430
                                                           -------------    -------------    -------------
Net cash provided by (used in) operating activities            1,520,027       (1,589,687)        (592,798)
                                                           -------------    -------------    -------------
Cash flows from investing activities:
  Purchase of property and equipment                            (116,682)         (58,274)        (437,235)
  Security deposits                                               12,086           (9,159)          18,818
  Addition to goodwill                                               -            (13,000)        (792,804)
                                                           -------------    -------------    -------------
Net cash used in investing activities                           (104,596)         (80,433)      (1,211,221)
                                                           -------------    -------------    -------------
Cash flows from financing activities:
  Capital contribution                                            41,588              -                -
  Issuance of capital stock                                          -             58,750        2,700,482
  Purchase of treasury stock                                      (2,606)        (534,974)         (91,451)
  Repayments to related parties                                      -                -             (2,967)
  Bank overdraft                                                     -                -           (339,944)
                                                           -------------    -------------    -------------
Net cash provided by (used in) financing activities               38,982         (476,224)       2,266,120
                                                           -------------    -------------    -------------

Net increase (decrease) in cash                                1,454,413       (2,146,344)         462,101

Cash at beginning of year                                        100,607        2,246,951        1,784,850
                                                           -------------    -------------    -------------
Cash at end of year                                        $   1,555,020    $     100,607    $   2,246,951
                                                           =============    =============    =============


                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                   For the Years Ended June 30,
                                            ------------------------------------------
                                                2001            2000          1999
                                            ------------   ------------   ------------
Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the year for:

  Income taxes                              $     88,510   $     50,170   $  1,466,801
                                            ============   ============   ============

  Interest                                  $      1,512   $     11,467   $     37,630
                                            ============   ============   ============

Supplemental Schedules of Noncash
  Operating and Financing Transactions:

  Issuance of common stock for services     $        -     $      5,250   $     24,000
                                            ============   ============   ============
  Issuance of Preferred Stock Series J
    convertible in connection with
    settlement of a lawsuit                 $     60,900   $        -     $        -
                                            ============   ============   ============



See accompanying notes to consolidated financial statements.


                        ATEC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                                Preferred Stock              Common Stock          Additional
                                            ----------------------      ------------------------     Paid-In
                                             Shares       Amount         Shares       Amount         Capital
                                            -------   ------------      ---------   ------------   ------------
Balance at July 1, 1998                     374,029   $    346,507      6,700,664   $     67,006   $  9,035,615

Purchase of treasury stock                      -              -              -              -              -

Shares issued for warrants
  exercised                                     -              -          206,943          2,070        679,227

Shares issued for options
  exercised                                     -              -          405,058          4,051      2,015,134

Shares issued in accordance
  with employment agreement                     -              -            9,697             97         23,903

Shares issued for conversion
  of Preferred Series A and C               (44,020)       (25,417)         4,601             46          4,356

Net loss for the year                           -              -              -              -              -
                                            -------   ------------      ---------   ------------   ------------
Balance at June 30, 1999                    330,009        321,090      7,326,963         73,270     11,758,235

Purchase of treasury stock                      -              -              -              -              -

Shares issued for services                      -              -            2,500             25          5,225

Shares issued for options
  exercised                                     -              -           18,000            180         58,570

Shares issued for conversion
  of Preferred Series A and C               (10,580)       (10,508)           226              2          1,056

Net income for the year                         -              -              -              -              -
                                            -------   ------------      ---------   ------------   ------------
Balance at June 30, 2000                    319,429        310,582      7,347,689         73,477     11,823,086

Purchase of treasury stock                      -              -              -              -              -

Capital contribution                            -              -              -              -           41,588

Issuance of convertible
  Preferred Stock Series J                  105,000        525,000            -              -              -

Net loss for the year                           -              -              -              -              -
                                            -------   ------------      ---------   ------------   ------------
Balance at June 30, 2001                    424,429   $    835,582      7,347,689   $     73,477   $ 11,864,674
                                            =======   ============      =========   ============   ============


                                       Discount on      Retained            Treasury Stock            Total
                                        Preferred       Earnings        ------------------------    Stockholders'
                                         Stocks         (Deficit)        Shares        Amount         Equity
                                       ------------   ------------      ---------   ------------   ------------
Balance at July 1, 1998                ($   309,105)  $  3,984,366            -     $        -     $ 13,124,389

Purchase of treasury stock                      -              -          (18,000)       (91,451)       (91,451)

Shares issued for warrants
  exercised                                     -              -              -              -          681,297

Shares issued for options
  exercised                                     -              -              -              -        2,019,185

Shares issued in accordance
  with employment agreement                     -              -              -              -           24,000

Shares issued for conversion
  of Preferred Series A and C                21,015            -              -              -              -

Net loss for the year                           -       (4,299,228)           -              -       (4,299,228)
                                       ------------   ------------      ---------   ------------   ------------
Balance at June 30, 1999                   (288,090)      (314,862)       (18,000)       (91,451)    11,458,192

Purchase of treasury stock                      -              -         (239,945)      (534,974)      (534,974)

Shares issued for services                      -              -              -              -            5,250

Shares issued for options
  exercised                                     -              -              -              -           58,750

Shares issued for conversion
  of Preferred Series A and C                 9,450            -              -              -              -

Net income for the year                         -          296,953            -              -          296,953
                                       ------------   ------------      ---------   ------------   ------------
Balance at June 30, 2000                   (278,640)       (17,909)      (257,945)      (626,425)    11,284,171

Purchase of treasury stock                      -              -           (1,300)        (2,606)        (2,606)

Capital contribution                            -              -              -              -           41,588

Issuance of convertible
  Preferred Stock Series J                 (464,100)           -              -              -           60,900

Net loss for the year                           -       (4,525,134)           -              -       (4,525,134)
                                       ------------   ------------      ---------   ------------   ------------
Balance at June 30, 2001               ($   742,740)  ($ 4,543,043)      (259,245)  ($   629,031)  $  6,858,919
                                       ============   ============       ========   ============   ============

                 See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000, AND 1999

NOTE 1-  GENERAL AND ACCOUNTING POLICIES:

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

         (c)      Basis of Presentation:

                  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

         (d)      Summary of Significant Accounting Policies:

                  (1)      Inventories:

                  Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consist of microcomputer hardware, software and related peripherals, accessories and finished products.

         (d)      Summary of Significant Accounting Policies:

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

         (d)      Summary of Significant Accounting Policies:  (Continued)

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

                  (8)      Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  (9)      Asset Impairment:

                  The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that the Company recognize an impairment loss in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Property and equipment is evaluated separately within each subsidiary. The recoverability of goodwill is evaluated on a separate basis for each acquisition. Based on an evaluation of its goodwill at June 30, 2001 and 1999, the Company determined that $22,645 and $2,999,075, respectively, of goodwill, net of accumulated amortization, associated with the Company's prior acquisitions was impaired.

         (d)      Summary of Significant Accounting Policies:  (Continued)

                  (10)     Earnings Per Share:

                  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the years ended June 30, 2001 and 1999, diluted earnings per share are not presented as it is anti-dilutive. Below is the calculation of basic and diluted earnings per share for each of the past three fiscal years:


                                                   For the Years Ended June 30,
                                            -----------------------------------------
                                               2001            2000           1999
                                            -----------    -----------    -----------
Net income (loss) available to
  common stockholders                       $(4,525,134)   $   296,953    $(4,299,228)
                                            ===========    ===========    ===========

Weighted average shares
  outstanding - basic                         7,088,603      7,177,432      6,885,069
Employee stock options                              -           18,392            -
Acquisition options                                 -           17,945            -
Convertible preferred stock                         -            8,158            -
                                            -----------    -----------    -----------
Weighted average shares
  outstanding - diluted                       7,088,603      7,221,927      6,885,069
                                            ===========    ===========    ===========
Earnings (loss) per common share:
  Basic                                         ($.64)        $ .04          ($.62)
                                                 ====         =====           ====
  Diluted                                       ($.64)        $ .04          ($.62)
                                                 ====         =====           ====

(11)     New Accounting Pronouncements:


                  In June 2001, the Financial Accounting Standards Board issued Statement NO. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill at the start of fiscal year 2002. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 requires that goodwill existing at the date of adoption be reviewed for possible impairment and the impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill must be assessed and classified consistent with the Statements' criteria. The Company will adopt FASB No. 142 beginning July 1, 2001, at which time amortization of goodwill will cease. At this time, the Company has not determined the complete impact of these Statements. However, for the year ended June 30, 2001, the Company has recognized $189,327 of goodwill amortization.

NOTE 2 - ACQUISITIONS.

         (a)      Logix Solutions, Inc.:

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

         (b)      Nexar Technologies, Inc.:

                  On January 15, 1999 the Company purchased the trademarks and patents of Nexar Technologies, Inc. resulting in goodwill of $405,805. In May 1999, the Company registered the trademark for the "Nexar" brand name.


NOTE 3-  EQUITY SECURITIES.

                  The Company's authorized and issued capital stock at June 30, 2001 and 2000 consists of the following:

                                                       Shares Issued
                                           Shares            or
                                         Authorized     Outstanding     Amount
                                        -----------      ---------   ------------
June 30, 2001:
--------------
Preferred Stocks:
  Series A cumulative
    convertible                              29,233          8,371   $        837
  Series B convertible                       12,704          1,458            145
  Series C convertible                      350,000        309,600        309,600
  Series J convertible                      105,000        105,000        525,000
                                                         ---------   ------------
        Total preferred                                    424,429   $    835,582
                                                         =========   ============
Common stock                            100,000,000      7,347,689   $     73,477
                                                         =========   ============

June 30, 2000:
--------------
Preferred Stocks:
  Series A cumulative
    convertible                              29,233          8,371   $        837
  Series B convertible                       12,704          1,458            145
  Series C convertible                      350,000        309,600        309,600
                                                         ---------   ------------
        Total preferred                                    319,429   $    310,582
                                                         =========   ============
Common stock                             70,000,000      7,347,689   $     73,477
                                                         =========   ============

         (a)      Common Stock:

                  The Company's Board of Directors approved the increase of the number of authorized shares of the Company's common stock to 100,000,000 shares. The par value of the common stock is $.01.

         (b)      Treasury Stock:

                           From time to time, the Board of Directors authorizes
                 a common stock buy-back program. During the years ended June 30, 2001 and 2000, the Company purchased 1,300 and 239,945 shares of the Company's common stock at a cost of $2,606 and $534,974, respectively.

         (c)      Preferred Stock:

                  At June 30, 2001 and 2000, ATEC had four and three authorized series of preferred stock, respectively; Series A Cumulative Convertible (par value $.10), Series B Convertible (par value $.10), Series C Convertible (par value $1) and Series J Convertible (par value $.01) (hereinafter referred to as the "A", "B", "C" and "J" shares, respectively). The authorized and issued shares for each of the Series at June 30, 2001 and 2000 are described in detail in Note 3 above.

                  The A shares have an annual dividend rate of 10% of the par value, which is cumulative. They are senior to all other series or classes of capital stock. At June 30, 2001, the A shareholders were due $1,334 in dividends in arrears. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A shareholders. The C and J shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors.

                  Each of the A, B and C shares has the right to one vote on all matters in which shareholders are entitled to vote. The holders of Series J shares shall not be entitled to any voting rights. Each of the A, B and C shares carry dissolution rights amounting to $100, $10 and $5 per share, respectively. The A shares grant the Company the right to redeem such shares at a price of $100 per share. The A, B, C and J shares may be converted into shares of common stock at an exchange rate of five, five, fifty and five shares, respectively, for each share of common stock or approximately 29,200 shares.

                  The J shares have a maturity date of three years from the applicable issuance date. The shares have a mandatory conversion, if any time on or after the applicable issuance date the closing price of the common stock of the Company for three consecutive trading days is equal to or greater than five dollars. All of the outstanding shares shall then be automatically converted to common stock.


         (d)      Warrants:

                  At June 30, 2001, ATEC had outstanding warrants entitling the holders to purchase common stock as follows:

                       Number of   Exercise     Expiration
                        Shares      Price          Date
                       ---------   --------    -------------
                        18,000       3.75      July 22, 2002
                        60,000       3.75      July 22, 2002

                  The warrants are not valued in the financial statements as the amounts are immaterial.

         (e)      Options:

                  At June 30, 2001, there were 7,602,087 options to acquire shares of ATEC's common stock outstanding, comprised of both qualified and non-qualified options as those terms are defined by Internal Revenue Codes.

                  The following table summarizes the activity relating to the option grants:

                                                             For the Years Ended June 30,
                                ----------------------------------------------------------------------------------
                                         2001                          2000                          1999
                                ----------------------        ----------------------        ----------------------
                                             Weighted                      Weighted                      Weighted
                                              Average                       Average                       Average
                                             Exercise                      Exercise                      Exercise
                                  Shares       Price            Shares       Price            Shares       Price
                                ---------   ----------        ---------   ----------        ---------   ----------
Outstanding at
 beginning of year              2,527,614   $     4.39        2,602,072   $     5.26        6,786,630   $     7.68
Granted                         6,218,500         1.05          789,500         2.26          826,500         4.40
Exercised                             -         -               (18,000)        3.26         (405,058)        4.99
Expired                          (314,027)        8.52         (765,700)        5.30          (70,000)        4.71
Cancelled                        (830,000)         .57          (80,258)        3.46       (4,536,000)        8.75
                                ---------                     ---------                     ---------
Outstanding at
 end of year                    7,602,087   $     1.81        2,527,614   $     4.39        2,602,072   $     5.26
                                =========   ==========        =========   ==========        =========   ==========
Exercisable at
 end of year                    5,058,787   $     2.45        1,604,114   $     5.44        1,875,572   $     5.73
                                =========   ==========        =========   ==========        =========   ==========


                  The following table summarizes information concerning currently outstanding and exercisable stock options:

                                        Options Outstanding                                  Options Exercisable
                              ------------------------------------------------        ------------------------------
                                                   Weighted
                                 Number            Average            Weighted          Number              Weighted
                               Outstanding         Remaining          Average         Exercisable           Average
        Range of                   at              Contractual        Exercise            at                Exercise
     Exercise Prices          June 30, 2001           Life             Price          June 30, 2001          Price
     ---------------          -------------        -----------        --------        ---------------       -------

      $.40 - $6.80              7,602,087             4.66             $1.81             5,058,787            $2.45




NOTE 4-  ACCOUNTING FOR STOCK - BASED COMPENSATION.

                  In accordance with Statement of Financial Accounting Standard No. 123, the following information is provided. The weighted average fair value of all stock options at date of grant was $3.19, $3.22 and $1.99 per option for options granted during the years ended June 30, 2001, 2000 and 1999, respectively. Additionally, the weighted average fair value of employee stock options granted in the years ended June 30, 2001, 2000 and 1999 was $1.93, $2.01 and $.40, per option, respectively. The weighted average fair value of options was determined based on the Black-Scholes model, utilizing the following weighted average assumptions:

                                         For the Years Ended June 30,
                                      --------------------------------
                                        2001         2000        1999
                                      --------    ---------   --------
         Expected term:
           All stock options          10 years    10 years    10 years
          Interest rate                  4.00%       5.00%       5.00%
          Volatility                    85.00%      93.27%      78.40%
          Dividends                      None        None        None

                  Had ATEC accounted for its stock options by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pre-tax income by $1,155,001 ($860,477 net of taxes), $986,845 ($735,200 net of taxes), and $2,044,716 ($1,318,533 net of taxes) for the years ended June 30, 2001, 2000 and 1999, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $.12, $.10 and $.19 for the years ended June 30, 2001, 2000 and 1999, respectively. The pro forma effect on basic earnings per common share would have been a reduction of $.12, $.10 and $.19 for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 5-  OPERATING LEASES.

                  ATEC conducts its operations under various noncancellable operating leases expiring at various dates through 2005. Future minimum rent payments, net of annual sublease rental income of $80,548 are as follows:


                   For the Year
                   Ending June 30,
                   ---------------
                        2002           $299,514
                        2003            219,769
                        2004            151,120
                        2005            143,395
                                       --------
                   Total minimum
                   annual rental       $813,798
                                       ========


                  Total rent expense for the years ended June 30, 2001, 2000 and 1999 amounted to $456,060, $460,084 and $404,350, respectively.

NOTE 6-  REVOLVING LINES OF CREDIT.

                  At June 30, 2001, ATEC and its subsidiaries have agreements with two financial institutions, whereby certain inventory purchases are financed. The first line grants the Company terms and charges no interest for 40 days and thereafter at rates ranging from prime plus 1/4% to 6-1/2% per annum. Borrowings under this line may be up to $15,000,000. The line is collateralized by all the assets of the Company. At June 30, 2001 and 2000, the borrowings under this line amounted to $709,586 and $2,087,375. The second line grants the Company terms and charges interest at the prime rate. Borrowings under this line may be up to $775,000. This line is collateralized by the inventory, subject to a prior lien. At June 30, 2001 and 2000, the borrowings under this line amounted to $314,571 and $86,401.

NOTE 7 - LITIGATION.

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

NOTE 8 - INCOME TAXES.

                  The Company's income tax provision consists of the following:

                                          2001           2000           1999
                                       ----------     ----------     ----------
Current tax provision (benefit):
  Federal                              $  112,036     $  188,675     ($ 362,696)
  State                                    48,286        121,016        (64,594)
                                       ----------     ----------     ----------
                                          160,322        309,691       (427,290)
                                       ----------     ----------     ----------
Deferred tax provision (benefit):
  Federal                                (100,085)      (170,696)      (175,514)
  State                                   (21,969)       (37,470)       (38,527)
                                       ----------     ----------     ----------
                                         (122,054)      (208,166)      (214,041)
                                       ----------     ----------     ----------
Income tax provision (benefit)         $   38,268     $  101,525     ($ 641,331)
                                       ==========     ==========     ==========


                  A reconciliation of the above effective tax rate to the federal statutory rate is as follows:

                                     2001                        2000                     1999
                             ----------------------   -----------------------  -----------------------
                                                %                         %                       %
                                              -----                     -----                   -----
Tax at statutory             ($ 1,526,000)    (34.0)  $   135,483        34.0  ($ 1,679,790)    (34.0)
State income tax, net of
  federal tax benefit            (114,000)     (2.5)      (56,023)      (14.0)      (78,608)     (1.6)

Effect of nondeduct-
    ability of:
  Amortization and
    impairment
    of goodwill                    72,000       1.6        54,089        13.6     1,170,163      23.7
  Tax expense and loss
    limitations                    16,000       0.4        55,472        13.9        (8,257)     (0.2)

Effect of net operating
  loss carryforward                   -          -        (72,519)      (18.2)          -          -

Valuation allowance for
  deferred tax assets           1,438,000      32.0           -           -             -          -

Other                             152,268       3.4       (14,977)       (3.8)      (44,839)     (0.8)
                             ------------     -----   -----------        ----  ------------     -----
                             $     38,268       0.9   $   101,525        25.5  ($   641,331)    (12.9)
                             ============     =====   ===========        ====  ============     =====

                  The deferred tax benefit results from differences in recognition of expense for tax and financial statement purposes and for minimum tax provision for the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences.

                                                                June 30,
                                                     ---------------------------
                                                          2001           2000
                                                     ------------   ------------
         Net operating loss carryforward             $  1,524,000   $    177,743
         Allowance for bad debts                          485,510        281,713
                                                     ------------   ------------
         Total deferred tax assets                      2,009,510        459,456
         Less:  Valuation allowance for
                  deferred tax assets                   1,438,000            -
                                                     ------------   ------------
         Total                                       $    571,510   $    459,456
                                                     ============   ============

NOTE 9 - RELATED PARTY TRANSACTIONS.

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



NOTE 10- OTHER FINANCIAL INFORMATION.

         (a)      Accounts receivable - Net:

                  Accounts receivable, net at June 30, 2001 and 2000 consists of the following:


                                                      2001           2000
                                                 ------------   ------------
         Accounts receivable                     $  6,357,064   $ 10,634,689
         Allowance for doubtful accounts,
           returns and discounts                   (1,242,762)      (597,227)
                                                 ------------   ------------
                                                 $  5,114,302   $ 10,037,462
                                                 ============   ============

                  For the years ended June 30, 2001, 2000 and 1999, $71,949,
         ($14,783) and $897,356, respectively, was recovered or charged to bad debt expense.

         (b)      Other Current Assets:

                  Other current assets consist of the following at June 30, 2001 and 2000:

                                                      2001           2000
                                                 ------------   ------------
         Receivables from suppliers              $    140,546   $    505,594
         Prepaid expenses                             242,811        134,167
         Prepaid and refundable
           income taxes                               167,930        639,077
         Sundry loans                                  34,347        315,189
                                                 ------------   ------------
                                                 $    585,634   $  1,594,027
                                                 ============   ============

         (c)      Goodwill - Net:

                  Goodwill, net at June 30, 2001 and 2000 consists of the following:

                                                      2001           2000
                                                 ------------   ------------
         Cost                                    $  5,727,573   $  5,727,573
         Less:  Impairment                          3,021,720      2,999,075
                                                 ------------   ------------
                                                    2,705,853      2,728,498
         Less:  Accumulated amortization            1,571,676      1,382,349
                                                 ------------   ------------
                                                 $  1,134,177   $  1,346,149
                                                 ============   ============

                  Amortization charged to operations for the years ended June 30, 2001, 2000 and 1999 amounted to $189,327, $186,626 and $442,577, respectively.

         (d)      Property and Equipment:

                  Property and equipment are carried at cost and consist of the following at June 30, 2001 and 2000:

                                                      2001           2000
                                                 ------------   ------------
         Leasehold improvements                  $    563,573   $    470,905
         Furniture and fixtures                       244,293        234,855
         Office equipment                             887,852        873,276
         Automobiles                                  110,598        110,598
                                                 ------------   ------------
                                                    1,806,316      1,689,634
         Less:  Accumulated depreciation
                  and amortization                  1,386,061      1,157,396
                                                 ------------   ------------
                                                 $    420,255   $    532,238
                                                 ============   ============

                  Depreciation and amortization charged to operations for the years ended June 30, 2001, 2000 and 1999 amounted to $228,665, $274,877 and $254,982, respectively.

         (e)      Other Current Liabilities:

                  Other current liabilities consist of the following at June 30, 2001 and 2000:

                                                      2001           2000
                                                 ------------   ------------
         Payroll taxes payable                   $     38,592   $     53,192
         Sales tax payable                             33,295         84,428
         Customers with credit balances               281,702         92,869
                                                 ------------   ------------
                                                 $    353,589   $    230,489
                                                 ============   ============

         (f)      Transactions with Major Customers and Suppliers:

                  In each of the three years ended June 30, 2001, the Company did not have sales to any one customer which represented 10% or more of the Company's net sales during a fiscal year.

                  During the years ended June 30, 2001, 2000 and 1999, two suppliers accounted for 45%, 55% and 65% of the Company's purchases, respectively. At June 30, 2001, these two suppliers accounted for 59% of accounts payable.

         (g)      Deferred Compensation Plan:

                  The Company has 401(k) deferred compensation plans to which the Company may make discretionary contributions. The Company expense for these plans amounting to approximately, $45,000, $-0- and $47,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 11- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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

NOTE 12- SEGMENT INFORMATION.

                  The Company is comprised of four business segments. These segments consist of the technology integration services (TIS), Business to Business (B to B), software and manufacturing divisions. Set forth below are net sales, net income (loss), capital expenditures, depreciation and identifiable assets of these segments.


                                              For the Years Ended June 30,
                                  ------------------------------------------------------
                                        2001                2000                 1999
                                  --------------      --------------      --------------
Net sales:
  TIS                             $   17,437,079      $   32,579,527      $   42,218,303
  B to B                              33,525,488          35,311,719          65,134,311
  Software                                   -             2,330,065           2,539,703
  Manufacturing                        2,088,552           2,005,201             869,958
  Elimination of
    intersegment revenues                    -              (288,832)         (3,326,658)
                                  --------------      --------------      --------------
                                  $   53,051,119      $   71,937,680      $  107,435,617
                                  ==============      ==============      ==============
Net income (loss):
  TIS                             $   (2,403,235)     $   (1,011,907)     $   (1,202,830)
  B to B                                (332,780)          1,316,876          (1,537,103)
  Software                               (13,985)            337,216            (388,202)
  Manufacturing                       (1,385,735)           (207,959)           (192,275)
  Corporate                             (389,399)           (137,273)           (978,818)
                                  --------------      --------------      --------------
                                  $   (4,525,134)     $      296,953      $   (4,299,228)
                                  ==============      ==============      ==============

Depreciation:
  TIS                             $      165,649      $      166,388      $      128,624
  B to B                                  29,887              32,506              53,233
  Software                                   -                21,350              35,106
  Manufacturing                            3,933               5,545               3,368
  Corporate                               29,196              49,088              34,651
                                  --------------      --------------      --------------
                                  $      228,665      $      274,877      $      254,982
                                  ==============      ==============      ==============
Capital additions:
  TIS                             $      107,793      $       52,150      $      253,807
  B to B                                   8,889               6,124              41,832
  Software                                   -                   -               400,000
  Manufacturing                              -                13,000             392,804
  Corporate                                  -                   -               141,596
                                  --------------      --------------      --------------
                                  $      116,682      $       71,274      $    1,230,039
                                  ==============      ==============      ==============
Identifiable assets:
  TIS                             $      825,454      $    7,091,035      $    7,205,285
  B to B                               3,765,364           6,566,091           4,202,432
  Software                               943,240             112,461           1,153,567
  Manufacturing                          911,199           1,947,502             563,082
  Corporate                            4,663,941             773,428           2,880,629
                                  --------------      --------------      --------------
                                  $   11,109,198      $   16,490,517      $   16,004,995
                                  ==============      ==============      ==============

                  During the years ended June 30, 2001, 2000, and 1999, one customer accounted for -0-%, 81.6% and $27.6%, respectively of the software segment.

                  During the years ended June 30, 2001, 2000, and 1999, one customer accounted for 68.3%, 30.5% and 13.5%, respectively of the manufacturing segment.


NOTE 13- SUPPLEMENTAL FINANCIAL INFORMATION
         FOR THE THREE MONTHS ENDED (UNAUDITED):

                              September 30,         December 31,          March 31,           June 30,
                                   2000                 2000                2001                2001
                             ---------------     ---------------     ---------------     ---------------
Net sales                    $    14,948,683     $    13,435,283     $    14,096,629     $    10,570,525
                             ===============     ===============     ===============     ===============
Gross profit                 $     2,190,346     $     1,803,946     $     1,306,619     $       982,680
                             ===============     ===============     ===============     ===============
Net loss                     $      (254,838)    $      (421,365)    $    (1,136,289)    $    (2,712,642)
                             ===============     ===============     ===============     ===============
Loss per share:
  Basic                           ($0.04)             ($0.06)            ($0.16)             ($0.38)
                                  ======              ======             ======              ======
  Diluted                         ($0.04)             ($0.06)            ($0.16)             ($0.38)
                                  ======              ======             ======              ======

                              September 30,         December 31,         March 31,           June 30,
                                    1999                1999                2000                2000
                             ---------------     ---------------     ---------------     ---------------
Net sales                    $    20,188,643     $    17,531,550     $    15,592,963     $    18,624,524
                             ===============     ===============     ===============     ===============
Gross profit                 $     3,817,707     $     3,088,381     $     2,483,512     $     2,195,071
                             ===============     ===============     ===============     ===============
Net income (loss)            $       270,129     $       136,251     $       138,184     $      (247,611)
                             ===============     ===============     ===============     ===============

Earnings (loss) per share:
  Basic                           $0.04               $0.02               $0.02              ($0.03)
                                  =====               =====               =====              ======
  Diluted                         $0.04               $0.02               $0.02              ($0.03)
                                  ======              =====               =====              ======