Form 10-Q
period 2001-09-30
ATEC GROUP INC
filed 2001-11-13
CIK 893970

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

                    For the Quarter Ended September 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from    to
                                                ---- ----

                         Commission File Number 0-22710


ATEC  GROUP,  INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                  13-3673965
--------------------------------------------------------------------------------
State or other jurisdiction of                         (I.R.S. Employer
corporation or organization)                         Identification Number)

69 Mall Drive, Commack, New York                            11725
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (631) 543-2800
                                               --------------------------------
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [X]   NO [ ]

As of the close of business on September 30, 2001, there were 7,347,689 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.
                                ----------------

TABLE OF CONTENTS
-----------------

                                                                            Page
                                                                            ----
PART I   Financial Information
         ---------------------

         Item 1 - Financial Statements...................................    1-8

         Item 2 - Management Discussion & Analysis
                  of Financial Condition and Results
                  of Operations..........................................   9-10
         Item 3 - Quantitive and Qualitative Disclosures about
                  Market Risk............................................  11-12

PART II  Other Information Required in Report
         ------------------------------------

         Item 1. - Legal Proceedings.....................................     13

         Item 2. - Changes in Securities and use of Proceeds.............     13

         Item 3. - Defaults Upon Senior Securities.......................     13

         Item 4. - Submission of Matters to a Vote of Security Holders...     13

         Item 5. - Other Information.....................................     13

         Item 6. - Exhibits and Report on Form 8k........................     13

         Signature Page..................................................     14

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                         UNAUDITED            AUDITED
                                                         30-Sep-01           30-Jun-01
                                                      ==============      ==============
ASSETS
Current Assets
     Cash                                             $      870,375      $    1,555,020
     Accounts receivable, net                              5,158,599           5,114,302
     Inventories                                           1,522,675           1,666,633
     Deferred taxes                                          516,710             581,510
     Other current assets                                    491,336             585,634
                                                      --------------      --------------
          Total currrent assets                       $    8,559,695      $    9,503,099
                                                      --------------      --------------
Property and equipment, net                                  376,229             420,255

Goodwill, net                                              1,134,177           1,134,177

Other assets                                                  47,667              51,667
                                                      --------------      --------------
                                                      $   10,117,768      $   11,109,198
                                                      ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Revolving inventory line of credit               $      495,481      $    1,024,157
     Accounts payable                                      1,593,029           2,177,391
     Accrued expenses                                        872,801             555,785
     Deferred income                                               -             139,357
     Other current liabilities                               200,248             353,589
                                                      --------------      --------------
          Total liabilities                           $    3,161,559      $    4,250,279

Stockholders' equity
     Preferred stocks                                        835,582             835,582
     Common stock                                             73,477              73,477
     Additional paid-in capital                           11,864,674          11,864,674
     Discount on preferred stock                            (742,740)           (742,740)
     Retained earnings  (deficit)                         (4,445,753)         (4,543,043)
     Treasury stock at cost                                 (629,031)           (629,031)
                                                      --------------      --------------
          Total stockholders' equity                       6,956,209           6,858,919
                                                      --------------      --------------
                                                      $   10,117,768      $   11,109,198
                                                      ==============      ==============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED SEPTEMBER 30



                                                            2001                2000
                                                      --------------      --------------
Net sales                                             $   12,048,185      $   14,948,683

Cost of sales                                              9,713,694          12,758,337
                                                      --------------      --------------
Gross profit                                               2,334,491           2,190,346
                                                      --------------      --------------

Operating expenses
     Selling and administrative                            2,186,899           2,556,968
     Amortization of goodwill                                      -              45,540
                                                      --------------      --------------
          Total operating expenses                         2,186,899           2,602,508
                                                      --------------      --------------

Income from operations                                       147,592            (412,162)
                                                      --------------      --------------
Other income (expense)
     Interest income                                          14,498              18,237
     Interest expense                                              -                (113)
                                                      --------------      --------------

          Total other (expense) income                        14,498              18,124
                                                      --------------      --------------

Income (loss) before provision for income taxes              162,090            (394,038)

Provision [benefit] for income taxes                          64,800            (139,200)
                                                      --------------      --------------
Net income (loss)                                             97,290            (254,838)
                                                      ==============      ==============

Net earnings (loss) per share-basic and diluted                 0.01               (0.04)
                                                      ==============      ==============

Weighted average number of shares-basic                    7,088,444           7,089,744
                                                      ==============      ==============

Weighted average number of shares-diluted                  7,088,444           7,089,744
                                                      ==============      ==============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED SEPTEMBER 30



                                                           2001                 2000
                                                      --------------      --------------
Net cash provided by (used in) operating activities   $     (682,602)     $    1,498,434
                                                      --------------      --------------
Cash flows from investing activities:
          Purchase of property and equipment                  (2,043)            (36,089)
                                                      --------------      --------------
Net cash (used in) provided by investing activities           (2,043)            (36,089)
                                                      --------------      --------------

Cash flows from financing activities:
          Purchase of common stock                                 -                   -
         Contributed additional capital                                           39,088
                                                      --------------      --------------
Net cash (used in) provided by financing activities                0              39,088
                                                      --------------      --------------
Net increase (decrease) in cash                             (684,645)          1,501,433

Cash and cash equivalents - Beginning of period            1,555,020             100,607
                                                      --------------      --------------
Cash and cash equivalents - End of period             $      870,375           1,602,040
                                                      ==============      ==============



                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDING SEPTEMBER 30, 2001




                                         Common          Value           Series        Value        Additional
                                         Shares         Common          Preferred    Preferred       Paid-In
                                         Issued          Stock           Issued        Stock         Capital
                                     -------------    -----------      ---------    -----------    -----------
Balance at June 30, 2001                 7,347,689    $    73,477        424,429    $   835,582    $11,864,674

Capital Contribution                                                                                    30,082
  Costs related to Contributed                                                                         (30,082)
Capital
Net Income for the Three months
Ended
  September 30, 2001
                                     -------------------------------------------------------------------------
Balance at September 30, 2001            7,347,689    $    73,477        424,429    $   835,582    $11,864,674
                                     =========================================================================


                                      Discount on      Retained             Treasury Stock            Total
                                       Preferred       Earnings        ------------------------    Stockholders'
                                         Stock        (Deficit)         Shares         Amount         Equity
                                     -------------    -----------      ---------    -----------    -----------
Balance at June 30, 2001               ($  742,740)   ($4,543,043)      (259,245)   ($  629,031)   $ 6,858,919

Capital Contribution                                                                                    30,082
  Costs related to Contributed                                                                         (30,082)
Capital
Net Income for the Three months
Ended September 30, 2001                               $   97,290                                       97,290
                                     -------------------------------------------------------------------------
Balance at September 30, 2001          ($  742,740)   ($4,445,753)      (259,245)   ($  629,031)   $ 6,956,209
                                     =========================================================================



                                     PART 1
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

Item 1.  Financial Statements.
------------------------------


                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        QUARTER ENDED SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K for the year ended June 30, 2001.

2.  Equity Securities

Capital Stock


The Company's capital stock consists of the following:

                                                                 Shares
                                                                 Issued
                                                  Shares           and
September 30, 2001                               Authorized     Outstanding       Amount
                                                 ----------     -----------     ----------
Preferred Stocks:
        Series A cumulative convertible              29,233          8,371     $      837
        Series B convertible                         12,704          1,458            145
        Series C convertible                        350,000        309,600        309,600
        Series  J convertible                       105,000        105,000        525,000
                                                                 ---------     ----------

            Total preferred                                        424,429     $  835,582
                                                                 =========     ==========

    Common Stock                                 70,000,000      7,347,689     $   73,477


The 424,429 shares of preferred stock, which are outstanding, may be converted into approximately 113,000 shares of our common stock.

3.  Computation of Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding.

4.  Goodwill

The Company adopted Financial Accounting Standard Board (FASB) number 142 (SFAS142) effective July 1, 2001. SFAS142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS142 we have performed a transitional goodwill impairment assessment and found that there was no impairment.

5. Income Taxes


         The Company's income tax provision consists of the following:

Current tax provision (benefit)                              2001                    2000
                                                          ----------               ----------
   Federal                                                $     -                  ( $134,000)
   State                                                        -                  (    5,200)
                                                          ----------               ----------
                                                                -                  (  139,200)
                                                          ==========               ==========

Deferred tax provision  (benefit)
   Federal                                                    55,100                      -
   State                                                       9,700                      -
                                                          ----------               ----------
                                                              64,800                      -
                                                          ----------               ----------
Income tax provision (benefit)                            $   64,800               ( $139,200)
                                                          ==========               ==========


         The deferred tax benefit results from differences in recognition of expenses for tax and financial statement purposes and for minimum tax provision for the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary difference.

                                                          September 31              June 30
                                                             2001                    2000
                                                          ----------               ----------
Net operating loss carry forward                          $1,469,200               $1,524,000
Allowance for bad debts                                      485,510                  485,510

   Total deferred tax assets                              $1,954,710               $2,009,510
Less:   Valuation allowance for deferred tax assets        1,438,000                1,438,000
                                                          ----------               ----------
Total                                                     $  516,710               $  571,510
                                                          ==========               ==========


6. Segment Information

         The Company is comprised of four business segments. These segments consist of the technology integration services (TIS), Business to Business (B to B), software and manufacturing divisions. Set forth below is net sales, net income (loss), capital expenditures, depreciation and identifiable assets of these segments.

                                                  FOR THREE MONTHS ENDING
                                                       SEPTEMBER 30.
                                                  2001                2000
                                            --------------      --------------
Net sales:
  TIS                                       $    4,580,852      $    4,923,907
  Global Distribution                            7,195,749           8,981,715
  Software                                               -                   -
  Manufacturing                                    271,584           1,043,061
  Elimination of
    intersegment revenues                                -                   -
                                            --------------      --------------
                                            $   12,048,185      $   14,948,683
                                            ==============      ==============

Net Income (loss):
  TIS                                       $     (156,643)     $     (276,528)
  Global Distribution                              829,499             479,335
  Software                                         (23,715)            (27,514)
  Manufacturing                                    (93,341)              6,205
  Corporate                                       (458,510)           (436,336)
                                            --------------      --------------
                                            $       97,290      $     (254,838)
                                            ==============      ==============

Depreciation:
  TIS                                       $       33,898      $       35,157
  Global Distribution                                2,609               7,508
  Software                                               -                   -
  Manufacturing                                        722                 899
  Corporate                                          6,797               6,834
                                            --------------      --------------
                                            $       44,026      $       50,398
                                            ==============      ==============

Capital additions:
  TIS                                       $        2,043      $       36,089
  Global Distribution                                    -                   -
  Software                                               -                   -
  Manufacturing                                          -                   -
  Corporate                                              -                   -
                                            --------------      --------------
                                            $        2,043      $       36,089
                                            ==============      ==============

Identifiable assets:
  TIS                                       $    3,708,618      $    6,207,633
  Global Distribution                            4,260,477           4,335,873
  Software                                           3,853              92,804
  Manufacturing                                    941,223           1,646,617
  Corporate                                      1,203,597           2,483,200
                                            --------------      --------------
                                            $   10,117,768      $   14,766,127
                                            ==============      ==============

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of operations.
--------------


                        ATEC Group, Inc. and Subsidiaries
Overview

         ATEC Group, Inc. (Atec, our, we or us") is a one-stop provider of a full line of information technology products and services to businesses, professionals, government and educational institutions. We offer multiple solutions to our clients that we believe generate loyalty and improve our ability to seek higher margins. We have developed several core competencies, including system design, software development, networking, server-based computing, help desk, wireless telecommunications, voice over TP, high speed bandwidth e-commerce, web-hosting, ISP, ASP and Internet/Intranet solutions.

Results of Operations
---------------------

Three months ended September 30, 2001, compared to three months ended September 30, 2000.
---------

Revenues
--------

Our revenues for the first quarter ended September 30, 2001 declined to $12 million from $14.9 million for the prior year, a decrease of approximately 19%. This decrease is attributable to a decline in hardware sales as our sales force focuses on service oriented business. Revenues are generated by our sales of computer hardware and software, and related support services. Gross margin for the period increased to $2.3 million for September 30, 2001 from $2.2 million for the comparable 2000 quarter, a 5% increase due to increased service sales. Gross margins as a percentage of revenues for the quarter were 19 % as compared to 14.7% for the prior year.

Selling, general and administrative expenses.
---------------------------------------------

Selling, general and administrative expenses for the three months ended, September 30, 2001, decreased to $2.2 million as compared to $2.6 million for the comparable period in 2000. The decrease is primarily for compensation expense and consulting fees.

Net Income
----------

As a result of the above, our net income was $97,290 for the three months ended September 30, 2001 compared to net loss of $254,838 for the 2000 quarter. For the September 30, 2001 quarter, net income per share was $.01 compared to a loss of $.04 in the prior year. Average diluted shares outstanding were 7,088,444 for 2001 and 7,089,744 for 2000.

Liquidity and capital resources.
--------------------------------

Our cash position was $870,375 at September 30, 2001, a decrease of $684,645 as compared to June 30, 2001. Our working capital at September 30, 2001 was $5,398,136 as compared to a working capital of $5,252,820 at June 30, 2001. Net cash used by operating activities was $682,602. Cash used for investing activities totaled $2,043 for the purchase of property and equipment.

ITEM 3 - Quantitive and Qualitive Disclosures About Market Risk
---------------------------------------------------------------

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS142), " Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are required to be adopted for fiscal years beginning after December 15, 2001 but must be applied to all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill.

Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. In connection with the adoption of SFAS 142, we have performed a transitional goodwill impairment assessment and found that there was no impairment.

In August 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of Tangible long-lived assets and the associated asset retirement costs. The Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of long-lived assets, except for certain obligations of lessees. We do not expect the adoption of SFAS 143 will have a significant impact on our financial position and results of operations.

               Special Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K, for the year ended June 30, 2001. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made herein. Among the key factors that have a direct bearing on our results of operations are:

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

                        Atec Group, Inc. and Subsidiaries
                                     Other
                                   Information
                               September 30, 2000

                                     PART II
                                OTHER INFORMATION


Item 1.- Legal Proceedings - None

Item 2.- Changes in Securities and use of Proceeds - None

Item 3.- Defaults Upon Senior Securities - None

Item 4.- Submission of Matters to a Vote of Security Holders - None

Item 5.- Other Information - None

Item 6.- Exhibits and Report on Form 8k - None

                                   Signatures
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ATEC GROUP, INC.
                                            (Registrant)



Date:  November 13, 2001

                                            By: /s/ JAMES J. CHARLES
                                               ---------------------------------
                                               James J. Charles,
                                               Chief Financial Officer
                                               (Duly authorized to sign on
                                               behalf of registrant)