Form 10-Q
period 2001-12-31
ATEC GROUP INC
filed 2002-02-13
CIK 893970

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

                     For the Quarter Ended December 31, 2001

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

                                 YES [X] NO[ ]

As of the close of business on December 31, 2001 there were 7,347,689 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.


TABLE OF CONTENTS


PART I  Financial Information                                               Page

        Item 1 - Financial Statements...................................     1-8

        Item 2 - Managements Discussion & Analysis of Financial
                 Condition and Results of Operations....................    9-10

        Item 3 - Quantitive and Qualitative Disclosures about
                 Market Risk............................................   11-12

PART II Other Information

        Item 1 - Legal Proceedings......................................      13

        Item 2 - Changes in Securities and use of Proceeds..............      13

        Item 3 - Defaults Upon Senior Securities........................      13

        Item 4 - Submission of Matters to a Vote of Security Holders....      13

        Item 5 - Other Information......................................      13

        Item 6 - Exhibits and Report on Form 8-K........................      13

        Signature Page..................................................      14

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1. FINANCIAL STATEMENTS

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   UNAUDITED          AUDITED
                                                   31-Dec-01         30-Jun-01
                                                 ------------      ------------

ASSETS
CURRENT ASSETS
     Cash                                        $  2,209,908      $  1,555,020
     Accounts receivable, net                       2,501,033         5,114,302
     Inventories                                    1,547,114         1,666,633
     Deferred taxes                                   581,510           581,510
     Other current assets                             543,160           585,634
                                                 ------------      ------------
          Total currrent assets                     7,382,725         9,503,099
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, NET                           333,218           420,255

GOODWILL, NET                                       1,134,177         1,134,177

OTHER ASSETS                                           47,667            51,667
                                                 ------------      ------------

                                                 $  8,897,787      $ 11,109,198
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving inventory line of credit          $    392,814      $  1,024,157
     Accounts payable                               1,086,226         2,177,391
     Accrued expenses                                 407,046           555,785
     Deferred Revenue                                       -           139,357
     Other current liabilities                        290,982           353,589
                                                 ------------      ------------
          Total liabilities                         2,177,068         4,250,279


STOCKHOLDERS' EQUITY
     Preferred stocks                                 835,582           835,582
     Common stock                                      73,477            73,477
     Additional paid-in capital                    11,864,674        11,864,674
     Discount on preferred stock                     (742,740)         (742,740)
     Retained earnings  (deficit)                  (4,626,868)       (4,543,043)
     Treasury stock at cost                          (683,406)         (629,031)
                                                 ------------      ------------

          Total stockholders' equity                6,720,719         6,858,919
                                                 ------------      ------------

                                                 $  8,897,787      $ 11,109,198
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31


                                                      2001            2000
                                                  ------------    ------------

NET SALES                                         $  7,619,339    $ 13,435,283

COST OF SALES                                        6,561,655      11,631,337
                                                  ------------    ------------

GROSS PROFIT                                         1,057,684       1,803,946
                                                  ------------    ------------

OPERATING EXPENSES
     Selling and administrative                      1,330,971       2,526,986
     Amortization of goodwill                                -          45,540
                                                  ------------    ------------

          Total operating expenses                   1,330,971       2,572,526
                                                  ------------    ------------

INCOME (LOSS) FROM OPERATIONS                         (273,287)       (768,580)
                                                  ------------    ------------

OTHER INCOME (EXPENSE)
     Miscellaneous income                               17,598
     Interest income                                    10,042          12,814
     Interest expense                                     (268)         (1,399)
                                                  ------------    ------------

          Total other (expense) income                  27,372          11,415
                                                  ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       (245,915)       (757,165)

PROVISION (BENEFIT) FOR INCOME TAXES                   (64,800)       (335,800)
                                                  ------------    ------------

NET INCOME (LOSS)                                 $   (181,115)   $   (421,365)
                                                  ============    ============


NET EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED   $      (0.03)   $      (0.06)
                                                  ============    ============


 WEIGHTED AVERAGE NUMBER OF SHARES-BASIC             7,021,644       7,089,744
                                                  ============    ============

 WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED           7,021,644       7,089,744
                                                  ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED DECEMBER 31

                                                      2001            2000
                                                  ------------    ------------

NET SALES                                         $ 19,667,524    $ 28,383,966

COST OF SALES                                       16,275,349      24,389,674
                                                  ------------    ------------

GROSS PROFIT                                         3,392,175       3,994,292
                                                  ------------    ------------

OPERATING EXPENSES
     Selling and administrative                      3,517,870       5,083,954
     Amortization of goodwill                                -          91,080
                                                  ------------    ------------

          Total operating expenses                   3,517,870       5,175,034
                                                  ------------    ------------

INCOME(LOSS) FROM OPERATIONS                          (125,695)     (1,180,742)
                                                  ------------    ------------

OTHER INCOME (EXPENSE)
     Miscellaneous income                               17,598               -
     Interest income                                    24,540          31,051
     Interest expense                                     (268)         (1,512)
                                                  ------------    ------------

       Total other income (expense)                     41,870          29,539
                                                  ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (83,825)     (1,151,203)

PROVISION(BENEFIT) FOR INCOME TAXES                          -        (475,000)
                                                  ------------    ------------

NET INCOME (LOSS)                                 $    (83,825)   $   (676,203)
                                                  ============    ============


NET EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED   $      (0.01)   $      (0.10)
                                                  ============    ============


 WEIGHTED AVERAGE NUMBER OF SHARES-BASIC             7,055,044       7,089,744
                                                  ============    ============

 WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED           7,055,044       7,089,744
                                                  ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31

                                                          2001           2000
                                                       -----------    -----------
Net cash provided by (used in) operating activities    $ 1,340,606    $ 1,466,130
                                                       -----------    -----------

Cash flows from investing activities:
     Purchase of Treasury Stock                            (54,375)             -
     Purchase of property and equipment                          0        (11,301)
                                                       -----------    -----------

Net cash (used in) provided by investing activities        (54,375)       (11,301)
                                                       -----------    -----------

Cash flows from financing activities:

     Short term borrowings (repayments)                   (631,343)    (1,040,127)
                                                       -----------    -----------

Net cash (used in) provided by  financing activities      (631,343)    (1,040,127)
                                                       -----------    -----------
Net increase (decrease) in cash                            654,888        414,702

Cash and cash equivalents - Beginning of Period          1,555,020        100,607
                                                       -----------    -----------

Cash and cash equivalents - End of period              $ 2,209,908    $   515,309
                                                       ===========    ===========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDING DECEMBER 31, 2001


                                         Common     Value       Series        Value   Additional  Discount on      Retained
                                         Shares    Common    Preferred    Preferred      Paid in    Preferred      Earnings
                                         Issued     Stock       Issued        Stock      Capital        Stock     (Deficit)
                                         ------     -----       ------        -----      -------        -----     ---------
Balance at June 30, 2001              7,347,689   $73,477      424,429     $835,582  $11,864,674    ($742,740)  ($4,543,043)
Contributed Capital                                                                       30,082
  Costs related to Contributed Capital                                                   (30,082)
  Purchase of Treasury Stock
Net Loss for the Six months Ended
  December 31, 2001                                                                                                ($83,825)
                                      -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001          7,347,689   $73,477      424,429     $835,582  $11,864,674    ($742,740)  ($4,626,868)
                                      =====================================================================================



                                           Treasury Stock            Total
                                         -----------------   Stockholders'
                                         Shares     Amount          Equity
                                         ------     ------          ------
Balance at June 30, 2001               (259,245) ($629,031)     $6,858,919
Contributed Capital                                                 30,082
  Costs related to Contributed Capital                             (30,082)
  Purchase of Treasury Stock           (119,100)  ($54,375)        (54,375)
Net Loss for the Six months Ended
  December 31, 2001                                                (83,825)
                                     -------------------------------------
BALANCE AT DECEMBER 31, 2001           (378,345) ($683,406)     $6,720,719
                                     =====================================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                         QUARTER ENDED DECEMBER 31, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its subsidiaries, which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K for the year ended June 30, 2001.

2.  EQUITY SECURITIES

CAPITAL STOCK

The Company's capital stock consists of the following:

                                                     Shares
                                                     Issued
                                     Shares          and
December 31, 2001                    Authorized      Outstanding       Amount
                                     ----------      -----------       ------

Preferred Stocks:
    Series A cumulative convertible      29,233           8,371       $    837
    Series B convertible                 12,704           1,458            145
    Series C convertible                350,000         309,600        309,600
    Series  J convertible               105,000         105,000        525,000
                                                      ---------       --------

        Total preferred                                 424,429       $835,582
                                                      =========       ========

Common Stock                         70,000,000       7,347,689       $ 73,477
                                     ==========       =========       ========

The 424,429 shares of preferred stock, which are outstanding, may be converted into approximately 113,000 shares of our common stock.

Stock Option Plan

On November 27, 2001, the Board of Directors approved a resolution for the issuance of 1,186,300 options with an exercise price $0.45 per share to certain employees and directors of the Company and 1,500,000 options with an exercise price of $0.50 per share to certain officers.

3.  COMPUTATION OF EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding.


4.  GOODWILL

The Company adopted Financial Accounting Standard Board (FASB) number 142 (SFAS142) effective July 1, 2001. SFAS142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS142, we have performed a transitional goodwill impairment assessment and found that there was no impairment.

5. SEGMENT INFORMATION

The Company is comprised of four business segments. These segments consist of the technology integration services (TIS), Business to Business (B to B), software and manufacturing divisions. Set forth below are net sales, net income
(loss) depreciation and identifiable assets of these segments.

                          FOR THREE MONTHS ENDING         FOR SIX MONTHS ENDING
                               DECEMBER 31,                    DECEMBER 31,
                       ----------------------------    ----------------------------
                           2001             2000          2001            2000
                       ------------    ------------    ------------    ------------
Net sales:
  TIS                  $  2,911,395    $  3,974,492    $  7,492,247    $  8,898,399
  B to B                  4,493,711       8,919,953      11,689,460      17,901,668
  Software                    1,386               -           1,386               -
  Manufacturing             212,847         540,838         484,431       1,583,899
                       ------------    ------------    ------------    ------------
                       $  7,619,339    $ 13,435,283    $ 19,667,524    $ 28,383,966
                       ============    ============    ============    ============
Net income (loss):
  TIS                  $   (187,012)   $   (523,026)   $   (343,655)   $   (793,726)
  B to B                    455,199         575,571       1,284,698       1,026,928
  Software                  (20,636)        (69,153)        (44,351)        (94,578)
  Manufacturing            (253,774)       (202,922)       (347,115)       (197,532)
  Corporate                (174,892)       (201,835)       (633,402)       (617,295)
                       ------------    ------------    ------------    ------------
                       $   (181,115)   $   (421,365)   $    (83,825)   $   (676,203)
                       ============    ============    ============    ============
Depreciation:
  TIS                  $     35,601    $     36,324    $     69,499    $     71,481
  B to B                      2,608           6,861           5,217          14,369
  Software                        -           6,431               -           6,431
  Manufacturing                 723             899           1,445           1,798
  Corporate                   4,078           5,393          10,875          12,227
                       ------------    ------------    ------------    ------------
                       $     43,010    $     55,908    $     87,036    $    106,306
                       ============    ============    ============    ============
Identifiable assets:
  TIS                  $  3,388,540    $  6,105,529    $  3,388,540    $  6,105,529
  B to B                  2,187,264       4,133,682       2,187,264       4,133,682
  Software                    3,853          86,374           3,853          86,374
  Manufacturing             707,335       1,969,332         707,335       1,969,332
  Corporate               2,610,795       1,957,175       2,610,795       1,957,175
                       ------------    ------------    ------------    ------------
                       $  8,897,787    $ 14,252,092    $  8,897,787    $ 14,252,092
                       ============    ============    ============    ============

6. SUBSEQUENT EVENT

On January 31, 2002 the Company decided to close its IT Enabled Services division and transferred it to Surinder Rametra, the Company's Chairman. This call center division was in the development stage. Mr. Rametra will give ten percent of the pre-tax profits (if any) to the Company for a period of three years to January 31, 2005.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------------

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000.

         Our revenues for the second quarter ended December 31, 2001 declined to $7.6 million from $13.4 million for the prior year, a decrease of approximately 43%. This decrease is attributable to a decline in hardware sales by our B2B and TIS divisions. We believe that the decline in sales was due to weakness in corporate technology spending in the fourth quarter and a significant decline in the New York Metropolitan economy following the events of September 11. Revenues are generated by our sales of computer hardware and software, and related support services. Gross margin for the period decreased to $1.1 million for December 31, 2001 from $1.8 million for the comparable 2000 quarter, a 39% decrease due to lower sales in the TIS division. Gross margins as a percentage of revenues for the quarter were 14 % as compared to 13% for the prior year.

         Selling, general and administrative expenses for the three months ended, December 31, 2001 decreased to $1.3 million as compared to $2.5 million for the comparable period in 2000. The decrease is primarily due to lower compensation expense and consulting fees. The income tax benefit was $64,800 for the 2001 quarter as compared to $335,800 for 2000 quarter.

         As a result of the above, our net loss was $181,115 for the three months ended December 31, 2001 compared to net loss of $421,365 for the 2000 quarter. For the December 31, 2001 quarter, net loss per share was $.03 compared to net loss of $.06 in the prior year. Average diluted shares outstanding were 7,021,644 for 2001 and 7,089,744 for 2000.

SIX MONTHS ENDING DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000.

         Our revenues for the six months ending December 31, 2001 decreased to $19.7 million from $28.4 million for the prior year, a decrease of approximately 31%. This decrease is attributable to a significant drop in sales in our B2B and TIS divisions. We believe that the decline in sales was due to weakness in corporate technology spending and the significant decline in the economy of the New York Metropolitan area following the events of September 11, 2001. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period decreased to $3.4 million for December 31, 2001 from $4.0 for the comparable 2000 quarter. Gross margin as a percentage of revenues for the quarter were 17% as compared to 14% for the prior year.

         December 31, 2001 operating expenses for the six months decreased to $3.5 million as compared to $5.1 million for the prior year. The decrease is primarily due to lower compensation expense and consulting fees. The income tax benefit was $0 for the 2001 period as compared to a benefit of $475,000 for the prior year.

         As a result of the above, our net loss was $83,825 for the six months ended December 31, 2001 compared to net loss of $676,203 for the 2000 quarter. For the December 31, 2001 quarter, net loss per share was $.01 compared to net loss per share of $.10 in the prior year. Average diluted shares outstanding were 7,055,044 for 2001 and 7,089,744 for 2000.

LIQUIDITY AND CAPITAL RESOURCES.

         Our cash position was $2,209,908 at December 31, 2001, an increase of $654,888 as compared to June 30, 2001. Our working capital at December 31, 2001 was $5,205,658 as compared to a working capital of $5,252,820 at June 30, 2001. Net cash provided by operating activities was $1,340,606. Cash used for investing activities totaled $54,375 for the purchase of Treasury Stock.

         To accommodate our financial needs for inventory financing, IBM Credit granted us a credit line in the amount of $750,000. At December 31, 2001, our indebtedness to IBM Credit was $392,814, a decrease of $631,343, as compared to June 30, 2001.

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


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K, as amended, for the year ended June 30, 2001. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

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

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                                DECEMBER 31, 2001

                                     PART II
                                OTHER INFORMATION


        Item 1. -  Legal Proceedings - None

        Item 2. -  Changes in Securities and use of Proceeds - None

        Item 3. -  Defaults Upon Senior Securities - None

        Item 4. - Submission of Matters to a Vote of Security Holders - On December 18, 2001 we held our annual meeting of stockholders for the following purposes:

        (i) to elect Surinder Rametra, Ashok Rametra, James Charles, David Reback, Stewart Benjamin and Praveen Bhutani as members to the board of directors and

        (ii) to ratify and approve Weinick Sanders Leventhal & Co., LLP, as our independent public accountants, to audit our financial statements for the year ending June 30, 2002.

        The votes cast for each of the foregoing matters was as follows:

        (i)     Election of Board of Directors

                Nominees              Favor                Withhold Authority
                --------              -----                ------------------
                Ashok Rametra         6,067,488            177,394
                James Charles         6,085,548            157,329
                Surinder Rametra      6,082,488            160,389
                Stewart Benjamin      6,111,487            155,290
                David Reback          6,111,487            154,790
                Praveen Bhutani       6,107,308            158,969


        (ii)    Appointment of Weinick Sanders Leventhal & Co., LLP.

                Votes in Favor        Votes Against        Abstain
                --------------        -------------        -------
                6,102,647             150,720              12,910

        Item 5. -  Other Information - None

        Item 6. - Exhibits and Report on Form 8k - On January 3, 2002 we filed a Current Report on form 8K reporting the employment of a new Chief Executive Officer.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ATEC GROUP, INC.
                                   (Registrant)



Date:  February 13, 2002

                                   By: /s/ JAMES J. CHARLES
                                       --------------------------------
                                       James J. Charles, Chief Financial Officer
                                       (Duly authorized to sign on behalf
                                       of registrant)