Form 10-K/A
period 2001-06-30
ATEC GROUP INC
filed 2002-03-25
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A-1

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended June 30, 2001
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

Commission File No.0-22710
                   -------

                                ATEC GROUP, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


             Delaware                                     13-3673965
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     69 Mall Drive, Commack, New York                                 11725
--------------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number  (631) 543-2800
                           --------------

Securities registered pursuant to Section 12(b) of the Act:
Common Stock,  $.01par value
----------------------------

Securities registered pursuant to Section 12(g) of the Act:
Series A Preferred Stock $.01par value
--------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                          Yes     X      No
                               ------        ------

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X ]

On September 20, 2001, the aggregate market value of the voting common equity of ATEC Group, Inc., held by non-affiliates of the Registrant $2,647,304* was based on the closing price of $.45 for such common stock on said date as reported by the American Stock Exchange. On such date, there were 7,347,689 shares of common stock of the Registrant outstanding.

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

         (3) EXHIBITS

Number   Description
------   ------------
21.1     List of Subsidiaries*
23.1     Consent of Weinick Sanders Leventhal & Co LLP

----------
*  Preveiously filed.

(b) REPORTS ON FORM 8-K

November 2000
May 2001

(c) EXHIBITS. Attached

(d) Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATEC GROUP, INC.

                                  By:   /s/ JAMES J. CHARLES
                                       -----------------------------------------
                                       James J. Charles, Chief Financial Officer
                                       and Director
Dated: March 25, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 SIGNATURES                              TITLE                                  DATE
 ----------                              -----                                  ----

  /s/ SURINDER RAMETRA                   Chairman of the Board
 --------------------------              and Chief Executive Officer
 Surinder Rametra                        (Principal Executive Officer)          March 25, 2002



  /s/ ASHOK RAMETRA                      President, Secretary,
 --------------------------              Treasurer and Director                 March 25, 2002
Ashok Rametra


 /s/ STEWART BENJAMIN                    Director                               March 25, 2002
---------------------------
 Stewart Benjamin


 /s/ DAVID REBACK                        Director                               March 25, 2002
---------------------------
 David Reback


 /s/ PRAVEEN BHUTANI                     Director                               March 25, 2002
---------------------------
 Praveen Bhutani


 /s/ JAMES J. CHARLES                    Chief Financial Officer
---------------------------              (principal financial and
 James J. Charles                        accounting officer) and
                                         Director                               March 25, 2002