Form 10-Q
period 2002-03-31
ATEC GROUP INC
filed 2002-05-14
CIK 893970

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

                      For the Quarter Ended March 31, 2002

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

                                 YES [X] NO [ ]

As of the close of business on March 31, 2002, there were 7,347,689 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.
                                ----------------


TABLE OF CONTENTS
-----------------


PART I      Financial Information                                           Page

            Item 1 - Financial Statements..................................  1-9

            Item 2 - Managements Discussion & Analysis of Financial
                     Condition and Results of Operations................... 9-10

            Item 3 - Quantitative and Qualitative Disclosures about
                     Market Research.......................................   11

PART II     Other Information Required in Report

            Item 1 - Legal Proceedings.....................................   12

            Item 2 - Changes in Securities and use of Proceeds.............   12

            Item 3 - Defaults Upon Senior Securities.......................   12

            Item 4 - Submission of Matters to a Vote of Security Holders...   12

            Item 5 - Other Information.....................................   12

            Item 6 - Exhibits and Report on Form 8K........................   12

            Signature Page.................................................   13

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  UNAUDITED
                                                  31-Mar-02         30-Jun-01
                                                 ------------      ------------

ASSETS

Current Assets
     Cash                                        $    415,646      $  1,555,020
     Accounts receivable, net                       4,879,332         5,114,302
     Inventories                                      826,822         1,666,633
     Deferred taxes                                   581,510           581,510
     Other current assets                             717,213           585,634
                                                 ------------      ------------
          Total current assets                      7,420,523         9,503,099
                                                 ------------      ------------

Property and equipment, net                           316,575           420,255

Goodwill, net                                       1,134,177         1,134,177

Other assets                                           47,667            51,667
                                                 ------------      ------------

                                                 $  8,918,942      $ 11,109,198
                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Revolving inventory line of credit          $    391,922      $  1,024,157
     Accounts payable                               1,591,690         2,177,391
     Accrued expenses                                 454,220           555,785
     Deferred Revenue                                      --           139,357
     Other current liabilities                        223,165           353,589
                                                 ------------      ------------
          Total liabilities                         2,660,997         4,250,279

Stockholders' equity
     Preferred stocks                                 835,582           835,582
     Common stock                                      73,477            73,477
     Additional paid-in capital                    11,864,674        11,864,674
     Discount on preferred stock                     (742,740)         (742,740)
     Retained earnings (deficit)                   (5,089,642)       (4,543,043)
     Less:  Treasury stock at cost                   (683,406)         (629,031)
                                                 ------------      ------------

          Total stockholders' equity                6,257,945         6,858,919
                                                 ------------      ------------

                                                 $  8,918,942      $ 11,109,198
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31

                                                      2002             2001
                                                  ------------     ------------

Net sales                                         $ 10,876,246     $ 14,096,629

Cost of sales                                        9,655,189       12,790,010
                                                  ------------     ------------

Gross profit                                         1,221,057        1,306,619
                                                  ------------     ------------

Operating expenses
     Selling and administrative                      1,698,611        3,140,214
     Amortization of goodwill                               --           47,493
                                                  ------------     ------------

          Total operating expenses                   1,698,611        3,187,707
                                                  ------------     ------------

Loss from operations                                  (477,554)      (1,881,088)
                                                  ------------     ------------

Other income
     Interest income                                    10,101           11,399
     Miscellaneous                                       4,679               --
                                                  ------------     ------------

          Total other income                            14,780           11,399
                                                  ------------     ------------

Loss before benefit from income taxes                 (462,774)      (1,869,689)

Benefit from income taxes                                   --         (733,400)
                                                  ------------     ------------

Net loss                                          $   (462,774)    $ (1,136,289)
                                                  ============     ============

Net loss per share
   basic and diluted                              $      (0.07)    $      (0.16)
                                                  ============     ============


 Weighted average number of shares-basic             6,969,344        7,089,744
                                                  ============     ============

 Weighted average number of shares-diluted           6,969,344        7,089,744
                                                  ============     ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31

                                                      2002             2001
                                                  ------------     ------------


Net sales                                         $ 30,543,770     $ 42,480,595

Cost of sales                                       25,930,538       37,179,684
                                                  ------------     ------------

Gross profit                                         4,613,232        5,300,911
                                                  ------------     ------------

Operating expenses
     Selling and administrative                      5,216,481        8,224,168
     Amortization of goodwill                               --          138,573
                                                  ------------     ------------

          Total operating expenses                   5,216,481        8,362,741
                                                  ------------     ------------

Loss from operations                                  (603,249)      (3,061,830)
                                                  ------------     ------------

Other income (expense)
     Interest income                                    34,641           42,450
     Interest expense                                     (268)          (1,512)
     Miscellaneous                                      22,277               --
                                                  ------------     ------------

          Total other (expense) income                  56,650           40,938
                                                  ------------     ------------

Loss before benefit from income taxes                 (546,599)      (3,020,892)

Benefit from income taxes                                   --       (1,208,400)
                                                  ------------     ------------

Net loss                                          $   (546,599)    $ (1,812,492)
                                                  ============     ============

Net loss per share
   basic and diluted                              $      (0.08)    $      (0.26)
                                                  ============     ============


 Weighted average number of shares-basic             7,026,937        7,089,744
                                                  ============     ============

 Weighted average number of shares-diluted           7,026,937        7,089,744
                                                  ============     ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31

                                                        2002           2001
                                                     -----------    -----------


Net cash provided by (used in) operating activities  $  (423,011)   $ 1,211,034

Cash flows from investing activities:
          Purchase of property and equipment             (29,753)       (92,184)
                                                     -----------    -----------

Net cash (used in) provided by investing activities      (29,753)       (92,184)
                                                     -----------    -----------


Cash flows from financing activities:

          Short term borrowings                         (632,235)      (662,931)
          Purchase of Treasury Stock                     (54,375)            --
                                                     -----------    -----------

Net cash (used in) provided by financing activities     (686,610)      (662,931)
                                                     -----------    -----------

Net increase (decrease) in cash                       (1,139,374)       455,919
                                                     -----------    -----------

Cash - Beginning of period                             1,555,020        100,607
                                                     -----------    -----------

Cash - End of period                                 $   415,646    $   556,526
                                                     ===========    ===========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDING MARCH 31, 2002




                         Common    Value   Series     Value   Additional Discount on  Retained      Treasury Stock        Total
                         Shares    Common Preferred Preferred   Paid in   Preferred   Earnings    -------------------- Stockholders'
                         Issued    Stock   Issued     Stock     Capital     Stock     (Deficit)    Shares     Amount      Equity
                       ---------- ------- --------- --------- ----------- ---------- ------------ --------- ---------- ------------
Balance at
  June 30, 2001         7,347,689 $73,477  424,429   $835,582 $11,864,674 ($742,740) ($4,543,043) (259,245) ($629,031)  $6,858,919
Contributed Capital                                               $30,082                                                   30,082
  Costs related to
    Contributed Capital                                          ($30,082)                                                 (30,082)
  Purchase of Treasury
    Stock                                                                                         (119,100)  ($54,375)     (54,375)
Net Loss for the
  Nine months Ended                                                                    ($546,599)                        ($546,599)
  March 31, 2002

                       ------------------------------------------------------------------------------------------------------------
Balance at
  March 31, 2002        7,347,689 $73,477  424,429   $835,582 $11,864,674 ($742,740) ($5,089,642) (378,345) ($683,406)  $6,257,945
                       ============================================================================================================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                          QUARTER ENDED MARCH 31, 2002
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its subsidiaries, which are hereafter referred to as (the "Company"). All inter-company accounts and transactions have been eliminated in consolidation.

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


2.   Equity Securities

Capital Stock

The Company's capital stock consists of the following:

                                                           Shares
                                                           Issued
                                              Shares        and
March 31, 2002                              Authorized   Outstanding    Amount
                                            ----------   -----------  ----------

Preferred Stocks:
    Series A cumulative convertible             29,233        8,371   $      837
    Series B convertible                        12,704        1,458          145
    Series C convertible                       350,000      309,600      309,600
    Series  J convertible                      105,000      105,000      525,000
                                                         ----------   ----------

        Total preferred                                     424,429   $  835,582
                                                         ==========   ==========

Common Stock                                70,000,000    7,347,689   $   73,477
                                            ==========   ==========   ==========

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

The Company has agreed to enter into employment and consulting agreements that will require the issuance of 1,000,000 shares of common stock. It is anticipated that these agreements will become effective in the quarter ending June 30, 2002.


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


                         FOR THREE MONTHS ENDING          FOR NINE MONTHS ENDING
                                 MARCH 31,                       MARCH 31,
                       ----------------------------    ----------------------------
                           2002            2001            2002            2001
                       ------------    ------------    ------------    ------------
Net sales:
  TIS                  $  6,029,936    $  5,523,692    $ 13,522,183    $ 14,422,092
  B to B                  4,598,142       8,187,377      16,287,603      26,089,045
  Software                      152              --           1,538              --
  Manufacturing             248,016         385,560         732,446       1,969,458
                       ------------    ------------    ------------    ------------
                       $ 10,876,246    $ 14,096,629    $ 30,543,770    $ 42,480,595
                       ============    ============    ============    ============
Net income (loss):
  TIS                  $   (132,351)   $    332,065    $   (476,041)   $   (461,661)
  B to B                    265,122        (458,469)      1,549,820         568,459
  Software                  (10,573)         11,948         (54,888)        (82,630)
  Manufacturing            (331,777)       (453,557)       (678,892)       (651,089)
  Corporate                (253,195)       (568,276)       (886,598)     (1,185,571)
                       ------------    ------------    ------------    ------------
                       $   (462,774)   $ (1,136,289)   $   (546,599)   $ (1,812,492)
                       ============    ============    ============    ============
Depreciation:
  TIS                  $     41,706    $     34,257    $    111,206    $    105,738
  B to B                      2,609           5,838           7,826          20,207
  Software                       --           3,215              --           9,646
  Manufacturing                 722             899           2,167           2,697
  Corporate                   1,359           9,646          12,234          21,873
                       ------------    ------------    ------------    ------------
                       $     46,396    $     53,855    $    133,433    $    160,161
                       ============    ============    ============    ============
Capital additions:
   TIS                 $     29,753          33,213          29,753    $     83,295
   B to B                        --           7,425              --           8,889
   Software                      --              --              --              --
   Manufacturing                 --              --              --              --
   Corporate                     --              --              --              --
                       ------------    ------------    ------------    ------------
                       $     29,753          40,638          29,753    $     92,184
                       ============    ============    ============    ============
Identifiable assets:
  TIS                  $  5,340,418    $  5,784,046    $  5,340,418    $  5,784,046
  B to B                  2,385,254       4,550,623       2,385,254       4,550,623
  Software                    3,853         141,597           3,853         141,597
  Manufacturing             256,651       1,408,610         256,651       1,408,610
  Corporate                 932,766       2,206,707         932,766       2,206,707
                       ------------    ------------    ------------    ------------
                       $  8,918,942    $ 14,091,583    $  8,918,942    $ 14,091,583
                       ============    ============    ============    ============

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Results of Operations

Three Months Ended March 31, 2002 compared to March 31, 2001
------------------------------------------------------------

Our revenues for the third quarter ended March 31, 2002 were $10.9 million compared to $14.1 million for the prior year, a decrease of approximately 23%. This decrease is attributable to a drop in hardware sales by our TIS and distribution divisions. Revenues are generated by our sales of computer hardware and software, and related support services. Gross margin for the period decreased to $1.2 million for March 31, 2002 from $1.3 million for the comparable 2001 quarter, a 7% decrease due to lower sales. Gross margins as a percentage of revenues for the three months were 11% as compared to 9% for the prior year.

Selling, general and administrative expenses for the three months ended, March 31, 2002 decreased to $1.7 million as compared to $3.1 million for the prior year. The decrease of $1.4 million is primarily due to reduced salary expenses of $454,114, provision for doubtful accounts of $585,330 and legal/accounting expenses of $140,546. The income tax benefit was $0 for the 2002 quarter as compared to a benefit of $733,400 for 2001 quarter.

As a result of the above, our net loss was $462,774 for the three months ended March 31, 2002 compared to net loss of $1,136,289 for the 2001 quarter. For the March 31, 2002 quarter, net loss per share was $.07 compared to a net loss of $.16 in the prior year. Average diluted shares outstanding were 6,969,344 for 2002 and 7,089,744 for 2001.

Nine Months Ended March 31, 2002 compared to March 31, 2001
-----------------------------------------------------------

Our revenues for the nine months ended March 31, 2002 were $30.5 million compared to $42.5 million for the prior year, a decrease of approximately 28%. This decrease is attributable to a significant drop in sales in our TIS and distribution divisions. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period decreased to $4.6 million for March 31, 2002 from $5.3 million for the comparable 2001 quarter, a 13% decrease due to the lower sales in the TIS and distribution divisions. Gross margins as a percentage of revenues for the period were 15% as compared to 12% for the prior year.

March 31, 2002 operating expenses for the nine months decreased to $5.2 million as compared to $8.3 million for the prior year. The decrease of $3.1 million is primarily due to reduced salary expenses of $1,048,767, reduced provision for bad debt of $785,330, amortization expense $138,573 and legal/accounting expenses of $565,642. The income tax benefit was $0 for the 2002 period as compared to a benefit of $1,208,400 for the prior year.

As a result of the above, our net loss was $546,599 for the nine months ended March 31, 2002 compared to a net loss of $1,812,492 for the comparable 2001 quarter. For the nine months ending March 31, 2002, net loss per share was $.08 compared to loss of $.26 in the prior year. Average diluted shares outstanding were 7,026,937 for 2002 and 7,089,744 for 2001.


Liquidity and Capital Resources

Our cash position was $415,646 at March 31, 2002, a decrease of $1,139,374, as compared to June 30, 2001. Our working capital at March 31, 2002 was $4,760,000 as compared to working capital of $5,253,000 at June 30, 2001. Net cash used by operating activities was $423,011.

To accommodate our financial needs for inventory financing, IBM Credit granted us a credit line in the amount of $750,000. At March 31, 2002, our indebtedness to IBM Credit was $391,922, a decrease of $632,235, as compared to June 30, 2001.

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," " anticipate," "estimate," "intend," "plan," "projection," " would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K, as amended, for the year ended June 30, 2001. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

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

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or the reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                        Atec Group, Inc. and Subsidiaries
                                Other Information
                                 March 31, 2002

                                     PART II
                                OTHER INFORMATION


Item 1. -  None - Legal Proceedings

Item 2. -  None - Changes in Securities and use of Proceeds

Item 3. -  None - Defaults Upon Senior Securities

Item 4. -  None - Submission of Matters to a Vote of Security Holders

Item 5. -  None - Other Information

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




                                   ATEC GROUP, INC.
                                   (REGISTRANT)



Dated: May 13, 2002                By: /s/ JAMES J. CHARLES
                                       -----------------------------------------
                                       James J. Charles, Chief Financial Officer