Form 10-K
period 2002-06-30
ATEC GROUP INC
filed 2002-09-30
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

                              --------------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2002

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


                                 YES [X] NO [ ]


         On September 20, 2002, the aggregate market value of the voting common equity of ATEC Group, Inc., held by non-affiliates of the Registrant was $2,284,974* based on the closing price of $.35 for such common stock on said date as reported by the American Stock Exchange. On such date, there were 8,347,689 shares of common stock of the Registrant outstanding.

         * Excludes 1,819,192 shares of common stock beneficially owned by Surinder Rametra, Ashok Rametra, Praveen Bhutani, Balwinder Singh Bathla, Stewart Benjamin, James Charles and David Reback, the officers and directors of the Company.

                                ATEC GROUP, INC.
                                    Form 10-K
                            Year Ended June 30, 2002
                                Table of Contents
                                -----------------

PART I                                                                      Page
------                                                                      ----

Item 1.      Business.......................................................2-6
Item 2.      Properties.......................................................6
Item 3.      Legal Proceedings................................................7
Item 4.      Submission of Matters to a Vote of
               Security Holders...............................................7

Part II
-------

Item 5.      Market for Common Stock
               and Related Stockholder Matters................................8
Item 6.      Selected Financial Data..........................................9
Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............10-15
Item 7A.     Quantitative and Qualitative Disclosure
               About Market Risk.............................................15
Item 8.      Financial Statements and Supplementary Data.....................15
Item 9.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosures.........................................15
Part III
--------

Item 10.     Directors and Executive Officers
               of the Registrant..........................................16-17
Item 11.     Executive Compensation.......................................18-23
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management and Related
               Stockholder Matters........................................24-26
Item 13.     Certain Relationships and Related
               Transactions...............................................26-27
Part IV
-------

Item 14.     Controls and Procedures.........................................28
Item 15.     Exhibits, Financial Statement Schedules
              and Reports on Form 8-K.....................................28-29

Signatures...................................................................30
Certifications............................................................31-36
Financial Statements F-1

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

                                     PART I
                                     ------

ITEM 1.    BUSINESS
           --------


GENERAL

         ATEC Group, Inc. ("the Company" or "ATEC") is a one-stop provider for a full line of information technology products and services to businesses, professionals, government and educational institutions. We offer multiple solutions to our clients that we believe generate loyalty and improve our ability to seek higher margins. We have developed several core competencies, including system design, software development, networking, server-based computing, help desk, wireless telecommunications, e-commerce, and Internet/Intranet solutions.

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

BUSINESS STRATEGY

         We, as a value-added reseller, distribute products to major clients and other resellers, and provide services such as consulting, procurement, built-to-order, networking and hardware sales to our clients. We focus on servicing small and medium-size enterprises (SME), which often do not have the adequate IT personnel to procure, design, install or maintain complex systems to incorporate continuously evolving technologies.

         Since 1998, the PC market underwent major changes as leading manufacturers such as IBM, Compaq, Toshiba, Dell, Apple and Hewlett-Packard shifted their focus away from the reseller channel towards direct marketing. Such actions by the major manufacturers significantly affected the distribution business due to the availability of products and competition on direct volume sales. In response, we changed our focus to exit low margin distribution sales and enter into complementary lines of business by:

o Enhancing our existing value added/system integration services into a Technical Integration Services (TIS) division as the strategic marketing arm to serve clients effectively; and
o Creating a consolidated new corporate structure to streamline administrative functions.


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


PRODUCTS, SERVICES AND SOLUTIONS

         We market a broad selection of products with a focus on microcomputers, client/servers and peripherals manufactured by major vendors. Our subsidiaries are authorized sales and service dealers for major IT manufacturers. The sales of products by major manufacturers such as Apple, Toshiba, Gateway, Epson, and Hewlett-Packard/Compaq generated over 50% of our revenue for the year ended June 30, 2002. The agreements with these vendors are generally renewed periodically and permit termination by manufacturers without cause, generally upon 30 to 90 days notice. These provisions are standard in the computer reseller industry.

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

Global Distribution

         Global Distribution is a B2B division of ATEC that offers a unique combination of price and delivery to other resellers, retailers and enterprise customers. Our low cost overhead structure - selective inventory, extensive use of warehousing facilities of allied vendors and distributors - ensures cost effective solutions.

         Global Distribution has been operating in this marketplace for over 15 years. It enjoys direct relationships with a number of manufacturers that seek out in advance when they have product that fit the Global Distribution model. These manufactures include Cisco, IBM, Compaq, HP, NEC, Toshiba, View Sonic and many others.

         For those times that IT professionals are seeking a less expensive way to implement a project, Global Distribution acquires Brand Name, New, Fully Warranted Late Life Cycle products that can be serviced by any authorized provider. These products are acquired in volume and at costs typically 30-50% below market.

Technology Integration Services

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

         1.  Technology fulfillment and management
         2.  Staff augmentation and outsourcing
         3.  Professional and network services-ATEC branded solutions
         4. Server-based computing (Microsoft Terminal Server and Citrix Metaframe)
         5.  Software solutions
         6.  E-commerce and Internet integration
         7.  End-user support
         8.  Special technology and markets


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

PATENTS AND TRADEMARKS

Patented Technology

         The U.S. Patent & Trademark Office awarded us a patent for our advanced PC motherboard and chassis design. The patent addresses our Nexar Division PC's Inverted Socket Process Architecture and design that place the processor, system memory and cache sockets on the undercarriage of the motherboard.

Trademark

         On May 11, 1999, the U.S. Patent and Trademark Office granted us a trademark for Nexar. The registration is enforceable for ten (10) years.

EMPLOYEES

         As of September 16, 2002, there was an aggregate of approximately 57 employees, including 4 administrators, 19 staff persons, 6 managers, 12 full-time sales persons, 14 technical and 2 warehouse personnel. We have no collective bargaining agreements and believe that relations with our employees are good.

         See Note 12 to the Consolidated financial statements contained elsewhere herein for our segment information.



ITEM 2.    PROPERTIES
           ----------

         Our headquarters and executive offices are located at 69 Mall Drive, Commack, New York. This location occupies approximately 23,175 square feet pursuant to a lease expiring in 2005, and provides for annual rental payments of approximately $180,130, plus certain expenses. We are currently subletting approximately 18,500 square feet for $85,600 per annum. We also maintain a retail location and warehouse facility in Albany, New York, consisting of approximately 8,050 square feet. The Albany facility lease expires on June 30, 2003 and requires annual rental payments of $108,192, plus all expenses and taxes attributable to the operation of the premises. The Albany facility is leased from a company controlled by Surinder and Ashok Rametra, officers and directors of ATEC. The New York City operations are located at 143 West 29th Street, New York, New York. This location occupies 3,000 square feet and requires annual rental payments of $48,000, plus other expenses under a lease expiring in 2007. Our Pinebrook, New Jersey facility occupies 5,328 square feet and requires annual payments of approximately $48,500 per year, plus other expenses under a lease expiring in May 2007.

         We believe that our current facilities are suitable for our present and projected needs. We do not own any real property.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

         On August 23, 1999, a class-action lawsuit was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased common stock from October 12, 1998, through May 19, 1999, inclusive. The complaint charges ATEC and certain of its officers and directors with violations of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5 promulgated thereunder. We have reached a settlement with the plaintiffs subject to court approval. This settlement will be paid by our insurance carrier.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

         During the last quarter of fiscal year 2002, we did not submit any matter to the vote of our stockholders.

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

                                  COMMON STOCK
                                                       High             Low
                                                       ----             ---
2000
      Quarter ended 9/30...........................  $ 2.313          $ 1.625
      Quarter ended 12/31..........................    2.000            0.438

2001
       Quarter ended 3/31..........................    1.000            0.370
       Quarter ended 6/30..........................    0.810            0.380
       Quarter ended 9/30..........................    0.840            0.370
       Quarter ended 12/31.........................    0.840            0.430

2002
       Quarter ended 3/31..........................    0.790            0.430
       Quarter ended 6/30..........................    0.500            0.400


         On September 16, 2002, there were approximately 260 holders of record of our common stock, 17 holders of record of Series A preferred shares, 294 holders of record of Series C preferred shares and 3 holders of record of the Units. The number of record holders does not include holders whose securities are held in street name.

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

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

         The following selected financial data as and for each of the five years in the period ended June 30, 2002, have been derived from audited financial statements. This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis."

Operating Data            2002            2001            2000            1999            1998
--------------            ----            ----            ----            ----            ----
Net Sales                 $ 39,032,043    $ 53,051,120    $ 71,937,680    $107,435,617    $187,150,614
Income or (Loss) from
continuing operations     $ (1,676,408)   $ (4,525,134)   $    296,953    $ (4,299,228)   $  2,740,066
Income (Loss) per
common share:
Basic                     $       (.24)   $       (.64)   $        .04    $       (.62)   $        .45
Diluted                   $       (.24)   $       (.64)   $        .04    $       (.62)   $        .43

Balance Sheet Data
------------------

Total Assets              $  7,801,950    $ 11,109,198    $ 16,490,517    $ 16,004,995    $ 26,634,164
Long-term obligations        Nil             Nil             Nil             Nil             Nil
Cash dividends per
common share                 Nil             Nil             Nil             Nil             Nil

Results for 2002 include a charge of $220,000 for the impairment of goodwill for our Nexar patents and trademark.

Results for fiscal 2001 include charges of $325,000 related to the temporary control of the Company by Applied Digital Solutions and the settlement of litigation of $625,000.

Results for fiscal 2000 reflected one-time charges totaling $284,000, including approximately $186,200 in expenses related to a class-action lawsuit, $58,800 in moving expenses for the relocation of the Company's headquarters and warehouse, and $39,400 of costs related to a terminated merger with Applied Digital Solutions.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------


RESULTS OF OPERATIONS

General

         We are an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. We offer our customers single-source solutions, customized to their information systems needs, by integrating analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. To date, most of our revenues have been derived from product sales. We generally do not develop software products. However, certain computer hardware products sold by us are loaded with prepackaged software products.


Fiscal 2002 compared to Fiscal 2001

         Revenues for the fiscal year ended June 30, 2002 ("fiscal 2002") decreased to $39.0 million from $53.1 million for the prior year, a decrease of approximately 27%. This decrease is primarily attributable to a significant drop in sales in our TIS division due to continued weakness in the PC industry. Gross profit for fiscal 2002 decreased to $5.4 million from $6.3 million for 2001, a 14% decrease due to the decreased revenues. Gross margin for fiscal 2002 was 14% as compared to 12% for the prior year.

         Fiscal 2002 operating expenses decreased to $6.9 million as compared to $10.6 million (exclusive of amortization of intangible assets) for the prior year. The 3.5% decrease in operating expenses is related primarily to non-recurring charges of $950,000 in 2001 for the settlement of litigation of $625,000 and $325,000 related to the temporary control of the Company by Applied Digital Solutions. We also reduced our headcount and salary expense in 2002 by $1,755,000.

         In 2002 we incurred a one-time charge of $220,000 for impaired Goodwill. We also earned $41,000 of interest income and incurred no interest expense in 2002.

         The provision for income taxes for 2002 was $63,678 as compared to an expense of $38,000 for 2001. The current year benefit from income taxes was reduced by a reserve against our deferred tax asset of $473,000.

         As a result of the above, the Company incurred a loss of $1,676,408 for 2002 compared to a loss of $4,525,134 in 2001. For 2002, basic and diluted net loss per share was $.24 compared to basic and diluted loss of $.64 per share in the prior year. Basic and diluted average shares outstanding were 6,988,054 for 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         The cash position was $1,382,722 at June 30, 2002, a decrease of $172,298 as compared to June 30, 2001. Working capital at June 30, 2002, was $3,662,451 as compared to working capital of $5,253,000 at June 30, 2001. Cash used for investing activities totaled $29,753. We believe that our resources are adequate to meet our capital requirements over the next twelve months.

         To accommodate our financial needs for inventory financing, we have arranged a line of credit with one financial institution in the aggregate amount of $775,000. At June 30, 2002, our indebtedness was $368,292, or a decrease of $655,865 compared to June 30, 2001.

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to this consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, and goodwill impairments. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

          The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

          Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

          We will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

Issues And Uncertainties

The following issues and uncertainties, among others, should be considered in evaluating the Companys financial outlook.

         The computer industry is characterized by a number of potentially adverse business conditions, including pricing pressures, evolving distribution channels, market consolidation and a decline in the rate of growth in sales of personal computers. Heightened price competition among various hardware manufacturers may result in reduced per unit revenue and declining gross profit margins. As a result of the intense price competition within our industry, we have experienced increasing pressure on our gross profit and operating margins with respect to our sale of products. Our inability to compete successfully on the pricing of products sold, or a continuing decline in gross margins on products sold due to adverse industry conditions or competition, may have a material adverse effect on our business, financial condition and results of operations.

         An integral part of our strategy is to increase our value-added services revenue. These services generally provide higher operating margins than those associated with the sale of products. This strategy requires us, among other things, to attract and retain highly skilled technical employees in a competitive labor market, provide additional training to our sales representatives and enhance our existing service management system. We cannot predict whether we will be successful in increasing our focus on providing value-added services, and the failure to do so may have a material adverse effect on our business, results of operations and financial condition.

         To date, our revenues have been based primarily upon sales in the New York Metropolitan area and Albany, New York. Our strategy, encompassing the expansion of service offerings and the expansion of existing offices, has challenged and will continue to challenge our senior management and infrastructure. We cannot predict our ability to respond to these challenges. If we fail to effectively manage our planned growth, there may be a material adverse effect on our business, results of operations and financial condition.

         The success of our strategy depends in large part upon our ability to attract and retain highly skilled technical personnel and sales representatives, including independent sales representatives, in a very competitive labor market. Our ability to grow our service offerings has been somewhat limited by a shortage of qualified personnel, and we cannot assure you that we will be able to attract and retain such skilled personnel and representatives. The loss of a significant number of our existing technical personnel or sales representatives, difficulty in hiring or retaining additional technical personnel or sales representatives, or reclassification of our sales representatives as employees may have a material adverse effect on our business, results of operations and financial condition.

         The computer industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. Moreover, additional suppliers and manufacturers may choose to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution, and may also choose to market services, such as repair and configuration services, directly to end-users. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

         Our business is dependent upon our relationships with major manufacturers and distributors in the computer industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for personal computers and ancillary equipment has resulted in significant product shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. In addition, many manufacturers have adopted "just in time" manufacturing principles that can reduce the immediate availability of a wide range of products at any one time. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations. On May 3, 2002, the Hewlett-Packard Company and Compaq Computer Corporation merged. ATEC sells the products of both companies and we believe that we have strong relationships with both companies. While we do not believe that there will be a material adverse effect on our business, financial condition and results of operations as a result of this merger, there can be no assurance that such a material adverse effect will not occur.

         The markets for our products and services are characterized by rapidly changing technology and frequent introduction of new hardware and software products and services. This may render many existing products and services noncompetitive, less profitable or obsolete. Our continued success will depend on our ability to keep pace with the technological developments of new products and services and to address increasingly sophisticated customer requirements. Our success will also depend upon our abilities to address the technical requirements of our customers arising from new generations of computer technologies, to obtain these new products from present or future suppliers and vendors at reasonable costs, to educate and train our employees as well as our customers with respect to these new products or services and to integrate effectively and efficiently these new products into both our internal systems and systems developed for our customers. We may not be successful in identifying, developing and marketing product and service developments or enhancements in response to these technological changes. Our failure to respond effectively to these technological changes may have a material adverse effect on our business, financial condition and results of operations.

         Rapid product improvement and technological change characterize the computer industry. This results in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Certain of our suppliers provide price protection to us, which is intended to reduce the risk of inventory devaluation due to price reductions on current products. Certain of our suppliers also provide stock balancing to us pursuant to which we are able to return unsold inventory to a supplier as a partial credit against payment for new products. There are often restrictions on the dollar amount of inventory that we can return at any one time. Price protection and stock balancing may not be available to us in the future, and, even if available, these measures may not provide complete protection against the risk of excess or obsolete inventories. Certain manufacturers have reduced the period for which they provide price protection and stock balancing rights. Although we maintain a sophisticated proprietary inventory management system, we cannot assure you that we will continue to successfully manage our existing and future inventory. Our failure to successfully manage our current or future inventory may have a material adverse effect on our business, financial conditions and results of operations.

         As a result of the rapid changes that are taking place in computer and networking technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The computer industry has experienced rapid declines in average selling prices of personal computers. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that we will be able to offset declines in average selling prices with increases in units shipped.

         Most of the personal computers we sell utilize operating systems developed by Microsoft Corporation. The United States Department of Justice has brought a successful antitrust action against Microsoft, which could delay the introduction and distribution of Microsoft products. The potential unavailability of Microsoft products could have a material adverse effect on our business, results of operations and financial condition.



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



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE.
           ---------------------

         NONE

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

                                   MANAGEMENT

         Directors and Officers

         The following table sets forth the names and ages of all current directors and officers and the position held by them:

              Name                      Age         Position
              ----                      ---         --------

              Surinder Rametra          62          Chairman of the Board

              Balwinder Singh Bathla    46          Chief Executive Officer and
                                                    Director

              Ashok Rametra             50          President, Secretary,
                                                    Treasurer and Director

              James J. Charles          59          Chief Financial Officer and
                                                    Director

              Praveen Bhutani           55          Director

              David C. Reback           60          Director

              Stewart Benjamin          38          Director

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

         Surinder Rametra was appointed the Chief Executive Officer and Chairman of the Board in June 1994. He resigned as Chief Executive Officer in January 2002. Prior to June 1994 Mr. Rametra was president of one of our subsidiaries. Mr. Rametra received a Bachelor's degree in Mechanical Engineering from the Punjab Engineering College, India and a Master's degree in Industrial Engineering from the Indian Institute of Technology in 1965 and 1969 respectively. In 1976, Mr. Rametra received a Masters of Business Administration Degree in Finance from New York University.

         Balwinder Singh Bathla was appointed as the Chief Executive Officer and Director of the Company in January 2002. Prior to 2002 he was the Chief Executive Officer of Advance Computer Management Group, Inc., a computer sales company. Prior to 1998, he was the

President and a Director of the Company.

         Ashok Rametra was appointed President in January 1999. He has been the Company's Secretary, Treasurer and a Director since June 1994. From June 1994 to March 1995, Mr. Rametra also served as our President. Prior to 1994, Mr. Rametra was the president of one of the Company's subsidiaries. Mr. Rametra received a Bachelor of Science Degree from St. Johns University in Accounting in 1980. Mr. Rametra is the brother of Surinder Rametra.

         James J. Charles was appointed Chief Financial Officer in January 1999. Prior to his appointment, he was a financial consultant to several public companies (1994-1998), Chief Financial Officer of Caribbean Printing Industries, Inc., a printing company (1990-1994) and a partner in the firm of Ernst & Young (1966-1990). He was appointed a Director in September 2000.

         Praveen Bhutani was appointed a Director in May 2001. Mr. Bhutani was the founder of Ultra Spec Cables, Inc., a cable manufacturing company and The Options Group, Inc., a placement company. He serves both companies as the Chief Executive Officer since 1992. Prior to 1992 he held various executive positions. Mr. Bhutani has Bachelor and Master degrees in finance from the Delhi College, Delhi, India.

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

         To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2002.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

         The Summary Compensation Table for the years ended June 30, 2002, 2001 and 2000 is provided herein. This table provides compensation information on behalf of the Chief Executive Officer and other officers who earned in excess of $100,000. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended June 30, 2002, 2001 and/or 2000. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.


                                  SUMMARY COMPENSATION TABLE

                       For the Years Ended June 30, 2002, 2001 and 2000
                              Annual Compensation Awards Payouts

                                Year                            Compen-     Options/  LTIP
Name               Position     Ended     Salary($)   Bonus($)  sation($)   SARs      Payouts
----               --------     -----     ---------   --------  ---------   ------    -------
Surinder Rametra   Chairman*    6/30/02   $159,615               14,367(1)
                                6/30/01   $108,915                8,464(2)   NONE      NONE
                                6/30/00   $200,000               12,731(4)   NONE      NONE

Ashok Rametra      President    6/30/02   $181,731               10,772(5)
                                6/30/01   $215,077    $50,000    10,766(3)   NONE      NONE
                                6/30/00   $200,000    $25,000    12,779(6)   NONE      NONE

Balwinder Singh    CEO*         6/30/02   $ 64,038                3,900(7)
Bathla

* Surinder Rametra was the Company's Chief Executive Officer during the fiscal years ended June 30, 2000 and 2001 and part of 2002. Mr. Bathla became Chief Executive Officer in January 2002.

(1) Major Medical $6,567, Leased Auto $7,800
(2) Major Medical $3,531, Leased Auto $4,933
(3) Major Medical $3,058, Leased Auto $7,708
(4) Major Medical $3,941, Leased Auto $8,790
(5) Major Medical $3,064, Leased Auto $7,708
(6) Major Medical $5,611, Leased Auto $7,168
(7) Leased auto $3,900

         Year End Option Table. The following table sets forth certain information regarding the stock options held as of June 30, 2002, by the individuals named in the above Summary Compensation Table.

                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FISCAL YEAR-END OPTION VALUE

                                                            Securities Underlying           Value of Unexercised
                                                            Unexercised Options at          In-the-Money-Options
                                                              Fiscal Year End (#)           at Fiscal Year End (4)
                        Shares Acquired   Value          ----------------------------    ----------------------------
Name                    on exercise (#)   Realized($)    Exercisable    Unexercisable    Exercisable    Unexercisable
----                    ---------------   ----------     -----------    -------------    -----------    -------------
Surinder Rametra(1)            0              0            2,297,000        750,000            0            $   0
Ashok Rametra(2)               0              0            1,345,000        750,000            0                0
Balwinder Singh Bathla(3)      0              0              100,000             --            0                0

(1) Represents options to acquire: (i) 7,000 shares at $3.44 per share exercisable through August 8, 2007; (ii) 500,000 shares at $5.50 per share exercisable through March 28, 2008; (iii) 250,000 shares at $4.67 per share exercisable through September 27, 2008; (iv) 140,000 shares at $4.26 per share exercisable through June 29, 2009; (v) 150,000 shares at $1.993 per share exercisable through November 7, 2009 and (vi) 1,250,000 shares at $.56 per share exercisable through April 23, 2011 and 750,000 shares at $.50 per share exercisable through November 16, 2011.
(2) Represents options to acquire: (i) 10,000 shares at $3.44 per share exercisable through August 8, 2007; (ii) 35,000 shares at 3.7125 per share exercisable through October 8, 2008; (iii) 100,000 shares at $6.80 per share exercisable through December 14, 2008; (iv) 200,000 shares at $1.993 per share exercisable through November 7, 2009 and (v) 1,000,000 shares at $.563 per share excisable through November 14, 2010 and 750,000 shares at $.50 per share exercisable through November 16, 2011.
(3) Represents options to acquire 100,000 shares at $3.75 per share exercisable through December 19, 2006.
(4) Computation based on $.40, which was the June 28, 2002, closing price for our common stock.

         Option Grant Table. The following table sets forth certain information regarding the stock options granted during the fiscal year ended June 30, 2002, by us to the individuals named in the above Summary Compensation Table.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                      % of Total
                                      Options
                                      Granted to
                                      Employees in   Exercise Price   Expiration
Name                     Granted (#)  Fiscal Year    $ / Share        Date
----                     -----------  -----------    ---------        ----

Surinder Rametra         750,000      28%            $.50             2011
Ashok Rametra            750,000      28%            $.50             2011
Balwinder Singh Bathla

                              EMPLOYMENT AGREEMENTS

         Surinder Rametra, Balwinder Singh Bathla, and Ashok Rametra our executive officers, all have employment agreements that expire December 31, 2002, except for Mr. Balwinder Singh Bathla, whose agreement expires December 31, 2004. The agreements contain provisions for base compensation, termination of employment and change-in-control arrangements. The agreements provide annual compensation of $250,000 for Ashok Rametra and Balwinder Singh Bathla and $200,000 for Surinder Rametra. Changes to the annual compensation are determined each year by the compensation committee. In the event the Company is sold or a change in control occurs the Company may terminate these agreements at any time within 12 months following the transaction date provided that the employee receives compensation up to 18 months (in the case of Mr. Bathla 12 months compensation or the balance of the term of his agreement).


                         BOARD OF DIRECTORS COMPENSATION

         All directors are entitled to reimbursement of reasonable travel and lodging expenses related to attending meetings of the board of directors and any committee on which they serve. On January 9, 2001, our stockholders approved that our non-employee directors receive up to $5,000 for attendance at each quarterly meeting of the board of directors plus up to $1,000 for attendance at each committee meeting. Non-employee directors are also eligible to participate in and receive stock options under the 2000 Plan. Directors who are employees receive no fees for attending meetings of the board of directors or any committee on which they serve.

     During the fiscal year ended June 30, 2002 no director received any fees for attending meetings.

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

         In August 1994, the board of directors established a compensation committee, which is responsible for decisions regarding salaries, stock option grants and other matters regarding executive officers and key employees of ATEC. During fiscal 2002,Ashok Rametra, David C. Reback and Praveen Bhutani were members of the compensation committee. . In the opinion of the board of directors, Mr. Reback and Mr. Bhutani are independent of management and free of any relationship which would interfere with their exercise of independent judgment as a member of our compensation committee. Mr. Rametra is not independent based on his status as both an employee and executive officer of ATEC. See Item 13. "Certain Relationships and Related Transactions" for more information about Mr. Rametra's relationship with the Company.

                      REPORT OF THE COMPENSATION COMMITTEE

     This report outlines the framework used for making compensation decisions. Management's compensation philosophy and the criteria used for making compensation decisions in fiscal 2002 regarding the Chief Executive Officer and the other named executive officers is set below.

Framework for Compensation Decisions.

         The board of directors has overall responsibility for compensation and benefit programs. The board of directors created the compensation committee in August 1994 to facilitate its fulfillment of this responsibility. The committee administers ATEC's salary program and recommends to the board of directors grants of stock options under our stock option plans. The committee specifically reviews and recommends for board approval all decisions relating to the compensation of the Chief Executive Officer and other named executive officers.

Philosophy of Management Compensation.

         ATEC has an aggressive goal to significantly improve stockholder value by being an industry growth leader. The committee recognizes that the compensation program must enable ATEC to attract, retain, and motivate key employees who are committed to creating stockholder value.

Criteria Used for Making Compensation Decisions in Fiscal 2002.

         This section describes the criteria used by the board of directors and the compensation committee regarding compensation decisions in fiscal 2002 affecting the Chief Executive Officer and other executive officers named in the summary compensation table above. Before the establishment of the compensation committee, salaries were based on individual employment agreements and any bonuses were reflective of an individual's performance during the year and that individual's current compensation compared to competitive market practices.

Base Salary.

         In fiscal 2002, the committee reviewed and compared various executive compensation programs established by competitors in ATEC's industry to determine whether compensation levels for ATEC's executive officers were consistent with competitive practice for companies in the same line of business. The committee reviewed base salaries, bonuses and whether executive officers were granted stock options at these comparable companies. The committee believed that these levels should serve as a barometer of the compensation levels to which executive compensation should be compared. Based on these comparisons, the committee recommended and the board of directors approved the base salary for each of the executive officers named in the summary compensation table effective July 1, 2001 and for Mr. B. Singh Bathla effective January 1, 2002.

Bonuses.

         In fiscal 2002, no bonuses were awarded.

Stock Options.

         In fiscal 2002, the committee recommended, and the board of directors approved, grants of incentive stock options to each of the executive officers named in the summary compensation table above.

         The committee believes that our compensation practices and plans bring ATEC's executives into line with current market conditions for pay and benefits in its industry and supports ATEC's mission and strategies going forward.

                                                             Ashok Rametra
                                                             David Reback
                                                             Praveen Bhutani

                                PERFORMANCE GRAPH

                          Total Return To Shareholder's
                         (Dividends reinvested monthly)


                                                    ANNUAL RETURN PERCENTAGE
                                                           Years Ending

Company / Index                              Jun98     Jun99    Jun00    Jun01     Jun02
-----------------------------------------------------------------------------------------
ATEC GROUP INC                              142.20    -47.46   -45.16   -61.88    -50.62
S&P SMALLCAP 600                             19.46     -2.31    14.39    11.12      0.27
S&P 600 COMPUTER HARDWARE                   -43.51     22.12   -52.56   -31.04      3.55



                                                          INDEXED RETURNS
                                  Base                      Years Ending
                                 Period
Company / Index                   Jun97      Jun98     Jun99    Jun00    Jun01     Jun02
-----------------------------------------------------------------------------------------
ATEC GROUP INC                     100      242.20    127.26    69.79    26.60     13.14
S&P SMALLCAP 600                   100      119.46    116.70   133.49   148.32    148.73
S&P 600 COMPUTER HARDWARE          100       56.49     68.99    32.73    22.57     23.37





                           TOTAL SHAREHOLDER RETURNS


                               [GRAPHIC OMITTED]

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           ------------------------------------------------------------------
           RELATED STOCKHOLDER MATTERS
           ---------------------------

         The following table sets forth as of September 20, 2002, certain information with respect to the beneficial ownership of the voting securities by
(i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act known by ATEC to be the beneficial owner of more than 5% of our voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation table appearing herein, and (iv) all executive officers and directors as a group. The table also sets forth the respective general voting power of such persons taking into account the voting power of our common stock and preferred stock combined.

Name and Address                         Amount and Nature
of Beneficial                            of Beneficial          Percentage of
Owner                                    Ownership of           Voting Stock
Outstanding                              Common Stock           Outstanding(1)
-----------                              ------------           --------------

Balwinder Singh Bathla(2)                     425,000                3.0%
69 Mall Drive
Commack, NY  11725

Ashok Rametra(3)                            2,272,242               16.5%
1762 Central Avenue
Albany, NY  12205

Surinder Rametra(4)                         3,408,040                 25%
69 Mall Drive
Commack, NY  11725

James Charles(5)                              605,000                  3%
69 Mall Drive
Commack, NY  11725

Praveen Bhutani(7)                            254,910                  2%
69 Mall Drive
Commack, NY  11725

David Reback(6)                                36,000                  **
69 Mall Drive
Commack, NY  11725

Stewart Benjamin(8)                            10,000                  **
69 Mall Drive
Commack, NY  11725

All directors and (2)(3)(4)(5)(6)(7)(8)     7,011,192                 49%
executive/officers as a group (7 persons)

         ----------------
**       Less than 1%

(1) Computed based upon a total of 8,347,689 shares of common stock, 8,371 shares of Series A preferred stock, 1,458 shares of Series B preferred stock, 309,600 shares of Series C preferred stock and options to acquire 5,192,000 shares of common stock. Each share of common stock and preferred stock possesses one vote per share. Accordingly, the foregoing represents an aggregate of 13,859,118 votes.
(2) The foregoing figure reflects the ownership of 325,000 shares of common stock by Mr. Bathla and options to acquire 100,000 shares of common stock.
(3) The foregoing figure reflects the ownership of 240,146 shares of common stock by Mr. Rametra and 387,096 common shares owned by Mr. Rametra's spouse and children. The foregoing amount also assumes the exercise by Mr. Rametra of options to acquire 1,645,000 shares of the common stock. Mr. Rametra disclaims beneficial ownership of shares of ATEC securities owned by other members of the Rametra family. Excludes non-vested options to purchase 750,000 shares of common stock.
(4) The foregoing figure reflects the ownership of 400,040 shares of common stock by Mr. Rametra and 200,000 shares by Mr. Rametra's spouse and 11,000 shares jointly. In addition, the foregoing assumes the exercise by Mr. Rametra of options to acquire 2,797,000 shares of ATEC common stock. Mr. Rametra disclaims beneficial ownership of the shares of ATEC securities owned by other members of the Rametra family, including independent children. Excludes non-vested options to purchase 750,000 shares of common stock
(5) The foregoing figure reflects ownership of 10,000 shares of common stock by Mr. Charles. The foregoing amount also assumes the exercise by Mr. Charles of options to acquire 595,000 shares of common stock. Excludes non-vested options to purchase 200,000 shares of common stock.
(6) The foregoing figure reflects ownership of 1,000 shares of common stock and options for the purchase of 35,000 shares of common stock.
(7) The foregoing figure reflects ownership of 244,910 shares of common stock by Mr. Bhutani. The foregoing also assumes the exercise of options to acquire 10,000 shares of common stock.
(8) The foregoing figures reflect options for the purchase of 10,000 shares of common stock.

         The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2002. The table includes the following plans: 1997 Stock Option Plan; and 2001 Flexible Stock Plan.


                                                                Number of                                   Number of securities
                                                            Securities to be                                remaining available
                                                               issued upon            Weighted-average      for future issuance
                                                               exercise of            exercise price of         under equity
                                                               outstanding               outstanding         compensation plans
                                                            options, warrants         options, warrants    (excluding securities
                   Plan Category                               and rights                and rights       reflected in column (a))

===================================================      =======================      ================= ============================

                                                                   (a)                       (b)                    (c)

                                                         =======================      ================= ============================

Equity compensation plans approved by security
holders:
1997 Stock Option Plan                                                2,332,203          $    3.687                          -0-
2001 Flexible Stock Plan                                              6,311,200          $    0.545                    2,834,597

                                                                    ===========           =========                 ============

Total                                                                 8,643,403          $    4.232                    2,834,597

                                                                    ===========           =========                 ============



====================================================================================================================================



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

         In April 2001, the Company entered the IT enabled services market. The Company had no revenue from this division. In April 2002 we sold the division to ITES, LLC, a company controlled by our Chairman, Surinder Rametra for 10% of its pre-tax profits for a period of three years ending December 31, 2004 not to exceed $100,000. At June 30, 2002 the company had revenues of $2,652 and a loss of $37,000.

         In March 2002, we paid $223,606 to Advance Computer Management Group
(ACM), a company owned and controlled by our Chief Executive Officer Balwinder Singh Bathla. The payments were for the purchase of fixed assets and inventory of $30,558, expenses paid by ACM for Mr. Bathla, $25,807 and $167,241 to purchase notes and over advances on commissions for former ACM employees who entered into sales consulting agreements with us. The notes of

$119,444 are guaranteed by ACM.

         Our Chief Executive Officer, Balwinder Singh Bathla, President, Ashok Rametra and two non-executive officers , Arvin Gulati and Rajnish Rametra, invested $25,000 each in a company controlled by Mr. Sonu Sodhi who is a stockholder of ATEC and has a sales consulting agreement with us. Rajnish Rametra is the brother of Ashok Rametra and Surinder Rametra, our Chairman.

                                     PART IV
                                     -------


ITEM 14.   CONTROLS AND PROCEDURES
           -----------------------

Not Applicable.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

(a)  (1)   FINANCIAL STATEMENTS

     The following financial statements of ATEC Group, Inc., are included:

     Independent Auditor's Report
     Consolidated Balance Sheet as at June 30, 2002 and 2001
     Consolidated Statements of Operations for the years ended June 30,
           2002, 2001 and 2000
     Consolidated Statements of Cash Flows for the years ended June 30, 2002,
           2001 and 2000
     Consolidated Statements of Stockholders' Equity for the years ended
           June 30, 2002, 2001 and 2000
     Notes to Consolidated Financial Statements

     (2)   OTHER SCHEDULES

      All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

     (3)   EXHIBITS

     See c below.

(b)  REPORTS ON FORM 8-K

     None

(c)  EXHIBITS


Number            Description


*3.1              Certificate of Incorporation of the Company
*3.2              Certificate of Amendment of Certificate of Incorporation,
                  filed October21, 1992
*3.3              By-laws of the Company
*3.4              Certificate of Amendment of Certificate of Incorporation,
                  filed December 22, 1992
*3.5              Form of Certificate of Powers, Designations, Preferences and
                  Rights of the Series A 10% Cumulative Convertible Preferred
                  Stock
*4.7              Form of Common Stock Certificate
*4.9              Form of Preferred Stock Certificate
21.1              List of Subsidiaries
23.1              Consent of Weinick Sanders Leventhal & Co LLP
99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

* Incorporated by reference from Registration Statement on Form SB-2 (registration no. 33-54356) filed by the Company with the Securities and Exchange Commission on November 9, 1992.



(d)  Not Applicable.

         SIGNATURES
         ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ATEC GROUP, INC.


                                By: /s/ JAMES J. CHARLES
                                    --------------------------------------------
                                    James J. Charles, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    and a Director
Dated:   September 26, 2002


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ SURINDER RAMETRA                                          September 26, 2002
-----------------------------------------------------
Surinder Rametra, Chairman of the Board


/s/ BALWINDER SINGH BATHLA                                    September 26, 2002
-----------------------------------------------------
Chief Executive Officer (Principal Executive Officer)


/s/ ASHOK RAMETRA                                             September 26, 2002
-----------------------------------------------------
Ashok Rametra, President, Secretary, Treasurer and
Director


/s/ STEWART BENJAMIN                                          September 26, 2002
-----------------------------------------------------
Stewart Benjamin, Director


/s/ DAVID REBACK                                              September 26, 2002
-----------------------------------------------------
David Reback, Director

                                 CERTIFICATIONS

Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:


         I, Balwinder Singh Bathla, Chief Executive Officer of Atec Group, Inc. (the "Company") certify that:

         (1) I have reviewed this annual report on Form 10-K of the Company;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


                                              /s/ BALWINDER SINGH BATHLA
                                              ----------------------------------
                                              Balwinder Singh Bathla
                                              Chief Executive Officer
                                              September 26, 2002


         I, James J. Charles, Chief Financial Officer of Atec Group, Inc. (the "Company") certify that:

         (1) I have reviewed this annual report on Form 10-K of the Company;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


                                              /s/ JAMES J. CHARLES
                                              ----------------------------------
                                              James J. Charles
                                              Chief Financial Officer
                                              September 26, 2002

Exhibits


Number            Description

21.1              List of Subsidiaries

23.1              Consent of Weinick Sanders Leventhal & Co LLP

99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002





                                    I N D E X
                                    ---------




                                                                        Page No.
                                                                        --------




INDEPENDENT AUDITORS' REPORT .....................................        F-1



FINANCIAL STATEMENTS:


     Consolidated Balance Sheets as at June 30, 2002 and 2001 ....        F-2


     Consolidated Statements of Operations
        For the Years Ended June 30, 2002, 2001 and 2000 .........        F-3


     Consolidated Statements of Cash Flows
        For the Years Ended June 30, 2002, 2001 and 2000 .........        F-4


     Consolidated Statements of Stockholders' Equity
        For the Years Ended June 30, 2002, 2001 and 2000 .........        F-5



NOTES TO FINANCIAL STATEMENTS ....................................    F-6 - F-19





All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and have therefore been omitted or the required information is shown in the Financial Statements or the Notes thereto.

       WEINICK
WSL      SANDERS                                                   1375 BROADWAY
           LEVENTHAL & CO. LLP                         NEW YORK, N.Y. 10018-7010
--------------------------------------------------------------------------------
             CERTIFIED PUBLIC ACCOUNTANTS                           212-869-3333
                                                              FAX:  212-764-3060
                                                                   WWW.WSLCO.COM






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Stockholders and Board of Directors
ATEC Group, Inc.


We have audited the accompanying consolidated balance sheets of ATEC Group, Inc. and Subsidiaries as at June 30, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the consolidated financial position of ATEC Group, Inc. and Subsidiaries as at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.




                                     /s/ WEINICK SANDERS LEVENTHAL & CO., LLP




New York, N. Y.
August 14, 2002

                            ATEC GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS


                                       A S S E T S
                                       -----------

                                                                        June 30,
                                                             ----------------------------
                                                                 2002            2001
                                                             ------------    ------------
Current assets:
  Cash                                                       $  1,382,722    $  1,555,020
  Accounts receivable - net                                     3,166,078       5,114,302
  Inventories                                                     602,792       1,666,633
  Deferred taxes                                                  401,493         581,510
  Other current assets                                            858,682         585,634
                                                             ------------    ------------
        Total current assets                                    6,411,767       9,503,099

Property and equipment - net                                      290,040         420,255

Goodwill - net                                                    864,961       1,134,177

Other assets                                                      235,182          51,667
                                                             ------------    ------------

                                                             $  7,801,950    $ 11,109,198
                                                             ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
  Revolving lines of credit                                  $    368,292    $  1,024,157
  Accounts payable                                              1,114,071       2,177,391
  Accrued expenses                                                585,795         555,785
  Deferred income                                                  26,976         139,357
  Other current liabilities                                       654,182         353,589
                                                             ------------    ------------
        Total current liabilities                               2,749,316       4,250,279
                                                             ------------    ------------

Stockholders' equity:
  Preferred stocks                                                835,582         835,582
  Common stock                                                     73,435          73,477
  Additional paid-in capital                                   11,815,397      11,864,674
  Discount on preferred stocks                                   (742,740)       (742,740)
  Deficit                                                      (6,219,452)     (4,543,043)
                                                             ------------    ------------
                                                                5,762,222       7,487,950
  Less:  Treasury stock - at cost                                 709,588         629,031
                                                             ------------    ------------
        Total stockholders' equity                              5,052,634       6,858,919
                                                             ------------    ------------

                                                             $  7,801,950    $ 11,109,198
                                                             ============    ============


                     See accompanying notes to financial statements.

                         ATEC GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Years Ended June 30,
                                       --------------------------------------------
                                           2002            2001            2000
                                       ------------    ------------    ------------
Net sales                              $ 39,032,043    $ 53,051,120    $ 71,937,680

Cost of sales                            33,600,688      46,767,529      60,353,009
                                       ------------    ------------    ------------

Gross profit                              5,431,355       6,283,591      11,584,671
                                       ------------    ------------    ------------

Operating expenses:
  Selling and administrative              6,886,953      10,489,929      10,824,623
  Research and development                       --         157,595         234,557
  Amortization of goodwill                       --         189,327         186,626
                                       ------------    ------------    ------------
Total operating expenses                  6,886,953      10,836,851      11,245,806
                                       ------------    ------------    ------------

Income (loss) from operations            (1,455,598)     (4,553,260)        338,865
                                       ------------    ------------    ------------

Other income (expense):
  Impairment of long-lived assets          (219,896)        (22,645)             --
  Interest income                            40,755          52,101          62,789
  Interest expense                               --          (1,512)        (11,467)
  Other income                               22,009          38,450           8,291
                                       ------------    ------------    ------------
Total other income (expense)               (157,132)         66,394          59,613
                                       ------------    ------------    ------------

Income (loss) before income taxes        (1,612,730)     (4,486,866)        398,478

Provision for income taxes                   63,678          38,268         101,525
                                       ------------    ------------    ------------

Net income (loss)                      ($ 1,676,408)   ($ 4,525,134)   $    296,953
                                       ============    ============    ============


Earnings (loss) per common share:
  Basic                                ($       .24)   ($       .64)   $        .04
                                       ============    ============    ============

  Diluted                              ($       .24)   ($       .64)   $        .04
                                       ============    ============    ============


Weighted average shares outstanding:
  Basic                                   6,988,054       7,088,603       7,177,432
                                       ============    ============    ============

  Diluted                                 6,988,054       7,088,603       7,221,927
                                       ============    ============    ============


                  See accompanying notes to financial statements.

                                 ATEC GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years Ended June 30,
                                                         -----------------------------------------
                                                             2002           2001           2000
                                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                      ($1,676,408)   ($4,525,134)   $   296,953
                                                         -----------    -----------    -----------
  Adjustments to reconcile net income (loss) in net
      cash provided by (used in) operating activities:
    Depreciation and amortization                            159,969        228,665        274,877
    Amortization of goodwill                                      --        189,327        186,626
    Loss on abandonment of leasehold improvements                 --             --          1,438
    Compensatory element of issuances of capital stock            --             --          5,250
    Loss on impairment of long-lived assets                  219,896         22,645             --
    Provision for doubtful accounts                           75,308        645,535         42,216
    Deferred income                                         (112,381)       139,357             --
    Deferred taxes                                                --       (122,054)      (208,166)
    Changes in assets and liabilities:
      Accounts receivable                                  1,872,916      4,277,625     (1,413,178)
      Inventories                                          1,063,841        690,192     (1,246,552)
      Deferred taxes                                         180,017             --             --
      Other current assets                                  (273,048)     1,008,393       (188,694)
      Other assets                                          (183,515)            --             --
      Revolving lines of credit                             (655,865)    (1,149,619)       239,242
      Accounts payable                                    (1,063,320)      (341,330)       808,958
      Accrued expenses                                        30,010        333,325       (386,378)
      Other current liabilities                              300,592        123,100         (2,279)
                                                         -----------    -----------    -----------
  Total adjustments                                        1,614,420      6,045,161     (1,886,640)
                                                         -----------    -----------    -----------

Net cash provided by (used in) operating activities          (61,988)     1,520,027     (1,589,687)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                         (29,753)      (116,682)       (58,274)
  Security deposits                                               --         12,086         (9,159)
  Addition to goodwill                                            --             --        (13,000)
                                                         -----------    -----------    -----------
Net cash used in investing activities                        (29,753)      (104,596)       (80,433)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
  Capital contribution                                            --         41,588             --
  Issuance of capital stock                                       --             --         58,750
  Purchase of treasury stock                                 (80,557)        (2,606)      (534,974)
                                                         -----------    -----------    -----------
Net cash provided by (used in) financing activities          (80,557)        38,982       (476,224)
                                                         -----------    -----------    -----------

Net increase (decrease) in cash                             (172,298)     1,454,413     (2,146,344)

Cash at beginning of year                                  1,555,020        100,607      2,246,951
                                                         -----------    -----------    -----------

Cash at end of year                                      $ 1,382,722    $ 1,555,020    $   100,607
                                                         ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:

    Income taxes                                         $     7,721    $    88,510    $    50,170
                                                         ===========    ===========    ===========

    Interest                                             $        --    $     1,512    $    11,467
                                                         ===========    ===========    ===========

Supplemental Schedules of Noncash Operating
    Operating and Financial Transactions:

  Issuance of common stock for services                  $        --    $        --    $     5,250
                                                         ===========    ===========    ===========

  Issuance of Preferred Stock Series J convertible
    in connection with settlement of a lawsuit           $        --    $    60,900    $        --
                                                         ===========    ===========    ===========

  Retirement of common stock                             $    49,319    $        --    $        --
                                                         ===========    ===========    ===========

                         See accompanying notes to financial statements.

                                                  ATEC GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                   Preferred Stock      Common Stock      Additional  Discount on                  Treasury Stock        Total
                 ------------------  -------------------    Paid-In    Preferred                --------------------  Stockholders'
                 Shares    Amount     Shares     Amount     Capital      Stocks     Deficit      Shares     Amount       Equity
                 ------- ----------  --------- --------- ------------ ----------  ------------  --------  ----------  ------------
Balance at
  July 1,
  1999           330,009 $  321,090  7,326,963 $  73,270 $ 11,758,235 ($ 288,090) ($   314,862)  (18,000) ($  91,451) $ 11,458,192

Purchase of
  treasury
  stock               --         --         --        --           --         --            --  (239,945)   (534,974)     (534,974)

Shares
  issued
  for
  services            --         --      2,500        25        5,225         --            --        --          --         5,250

Shares
  issued
  for
  options
  exercised           --         --     18,000       180       58,570         --            --        --          --        58,750

Shares
  issued
  for
  conversion
  of
  Preferred
  Series A
  and C          (10,580)   (10,508)       226         2        1,056      9,450            --        --          --            --

Net income
  for the
  year                --         --         --        --           --         --       296,953        --          --       296,953
                 ------- ----------  --------- --------- ------------ ----------  ------------  --------  ----------  ------------

Balance at
  June 30,
  2000           319,429    310,582  7,347,689    73,477   11,823,086   (278,640)      (17,909) (257,945)   (626,425)   11,284,171

Purchase of
  treasury
  stock               --         --         --        --           --         --            --    (1,300)     (2,606)       (2,606)

Capital
  contribution        --         --         --        --       41,588         --            --        --          --        41,588

Issuance of
  convertible
  Preferred
  Stock
  Series J       105,000    525,000         --        --           --   (464,100)           --        --          --        60,900

Net loss for
  the year            --         --         --        --           --         --    (4,525,134)       --          --    (4,525,134)
                 ------- ----------  --------- --------- ------------ ----------  ------------  --------  ----------  ------------

Balance at
  June 30,
  2001           424,429    835,582  7,347,689    73,477   11,864,674   (742,740)   (4,543,043) (259,245)   (629,031)    6,858,919

Purchase of
  treasury
  stock               --         --         --        --           --         --            --  (119,100)    (80,557)      (80,557)

Capital
  contribution        --         --         --        --       30,082         --            --        --          --        30,082

Cost
  related
  to capital
  contribution        --         --         --        --      (30,082)        --            --        --          --       (30,082)

Net loss
  for the
  year                --         --         --        --           --         --    (1,676,408)       --          --    (1,676,408)

Retirement
  of common
  stock               --         --    (42,718)      (42)     (49,277)        --            --        --          --       (49,319)
                 ------- ----------  --------- --------- ------------ ----------  ------------  --------  ----------  ------------

Balance at
  June 30,
  2002           424,429 $  835,582  7,304,971 $  73,435 $ 11,815,397 ($ 742,740) ($ 6,219,451) (378,345) ($ 709,588) $  5,052,635
                 ======= ==========  ========= ========= ============ ==========  ============  ========  ==========  ============

                                           See accompanying notes to financial statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002, 2001, AND 2000







NOTE 1 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

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


         (b) Principal Business Activity:

                  The Company is an "end to end" provider of a full line of computer and information technology products and services to business, professionals, government agencies and educational institutions. The Company focuses on system design, high-speed data transmission, LAN/WAN, video conferencing, internet/intranet technology, digital arts solutions and E-commerce services for its customers.


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

NOTE 1 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:
         (Continued)

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


             (3) Goodwill:

                  In June 2001, the Financial Accounting Standards Board issued Statement NO. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 requires that goodwill existing at the date of adoption be reviewed for possible impairment and the impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill must be assessed and classified consistent with the Statements' criteria. The Company has adopted FASB No. 142 beginning July 1, 2001, upon which the amortization of goodwill ceased. For the years ended June 30, 2001 and 2000, the Company recognized $189,327 and $186,626 of goodwill amortization, respectively.


             (4) Revenue Recognition:

                  The Company recognizes revenue at the time products are shipped to its customers, or when sales are made on a "cash and carry" basis. For service income, revenue is recognized upon completion of the contract and acceptance by the customer.


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

NOTE 1 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:
         (Continued)

         (d) Summary of Significant Accounting Policies:  (Continued)

             (7) Concentrations of Credit Risk:

                  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions, which at times, may be in excess of the FDIC insurance limit.

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


             (9) Asset Impairment:

                  The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that the Company recognize an impairment loss in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Property and equipment is evaluated separately within each subsidiary. The recoverability of goodwill is evaluated on a separate basis for each acquisition. Based on an evaluation of its goodwill at June 30, 2002 and 2001, the Company determined that $219,896 and $22,645, respectively, of goodwill, net of accumulated amortization, associated with the Company's prior acquisitions was impaired.

NOTE 1 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:
         (Continued)

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

                                                    For the Years Ended June 30,
                                             -----------------------------------------
                                                2002           2001            2000
                                             -----------    -----------    -----------
         Net income (loss) available
           to common stockholders            ($1,676,408)   ($4,525,134)   $   296,953
                                             ===========    ===========    ===========

         Weighted average shares
           outstanding - basic                 6,988,054      7,088,603      7,177,432
         Employee stock options                       --             --         18,392
         Acquisition options                          --             --         17,945
         Convertible preferred stock                  --             --          8,158
                                             -----------    -----------    -----------

         Weighted average shares
           outstanding - diluted               6,988,054      7,088,603      7,221,927
                                             ===========    ===========    ===========

         Earnings (loss) per common share:
           Basic                             ($      .24)   ($      .64)   $       .04
                                             ===========    ===========    ===========

           Diluted                           ($      .24)   ($      .64)   $       .04
                                             ===========    ===========    ===========


NOTE 2 - ACQUISITIONS.

             Nexar Technologies, Inc.:

                  On January 15, 1999 the Company purchased the trademarks and patents of Nexar Technologies, Inc. resulting in goodwill of $405,805. In May 1999, the Company registered the trademark for the "Nexar" brand name. The goodwill associated with this acquisition has been fully amortized or reserved as of June 30, 2002.

NOTE 3 - EQUITY SECURITIES.

                  The Company's authorized and issued capital stock at June 30, 2002 and 2001 consists of the following:

                                                   Shares Issued
                                       Shares           or
                                     Authorized     Outstanding       Amount
                                     ----------     -----------    ----------

         June 30, 2002:
         --------------
         Preferred Stocks:
           Series A cumulative
             convertible                 29,233          8,371     $      837
           Series B convertible          12,704          1,458            145
           Series C convertible         350,000        309,600        309,600
           Series J convertible         105,000        105,000        525,000
                                                     ---------     ----------

         Total preferred                               424,429     $  835,582
                                                     =========     ==========

         Common stock                70,000,000      7,304,971     $   73,435
                                                     =========     ==========

         June 30, 2001:
         --------------
         Preferred Stocks:
           Series A cumulative
             convertible                 29,233          8,371     $      837
           Series B convertible          12,704          1,458            145
           Series C convertible         350,000        309,600        309,600
           Series J convertible         105,000        105,000        525,000
                                                     ---------     ----------

         Total preferred                               424,429     $  835,582
                                                     =========     ==========

         Common stock                70,000,000      7,347,689     $   73,477
                                                     =========     ==========



         (a) Treasury Stock:

                  From time to time, the Board of Directors authorizes a common stock buy-back program. During the years ended June 30, 2002 and 2001, the Company purchased 119,100 and 1,300 shares of the Company's common stock at a cost of $80,577 and $2,606, respectively.


         (b) Preferred Stock:

                  At June 30, 2002 and 2001, ATEC had four authorized series of preferred stock; Series A Cumulative Convertible (par value $.10), Series B Convertible (par value $.10), Series C Convertible (par value $1) and Series J Convertible (par value $.01) (hereinafter referred to as the "A", "B", "C" and "J" shares, respectively). The authorized and issued shares for each of the Series at June 30, 2002 and 2001 are described in detail in Note 3 above.

                  The A shares have an annual dividend rate of 10% of the par value, which is cumulative. They are senior to all other series or classes of capital stock. At June 30, 2002, the A shareholders were due $1,502 in dividends in arrears. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A shareholders. The C and J shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors.

                  Each of the A, B and C shares has the right to one vote on all matters in which shareholders are entitled to vote. The holders of Series J shares shall not be entitled to any voting rights. Each of the A, B and C shares carry dissolution rights amounting to $100, $10 and $5 per share, respectively. The A shares grant the Company the right to redeem such shares at a price of $100 per share. The A, B, C and J shares may be converted into shares of common stock at an exchange rate of five, five, fifty and one shares, respectively, for each share of common stock or approximately 134,200 shares.

                  The J shares have a maturity date of three years from the applicable issuance date. The shares have a mandatory conversion, if any time on or after the applicable issuance date the closing price of the common stock of the Company for three consecutive trading days is equal to or greater than five dollars. At the end of the third year, should the stock price by $2.50 or less, the stock would automatically be converted into 210,000 shares of the Company's common stock.


         (c) Options:

                  At June 30, 2002, there were 8,598,299 options to acquire shares of ATEC's common stock outstanding, comprised of both qualified and non-qualified options as those terms are defined by Internal Revenue Codes.

                  The following table summarizes the activity relating to the option grants:

                                2002                       2001                       2000
                      ------------------------    -----------------------    ------------------------
                                     Weighted                   Weighted                   Weighted
                                     Average                    Average                    Average
                                     Exercise                   Exercise                   Exercise
                        Shares        Price        Shares        Price        Shares        Price
                      ----------    ----------    ---------    ----------    ---------    -----------
Outstanding at
  beginning of year    7,602,087    $     1.81    2,527,614    $     4.39    2,602,072    $     5.26
Granted                2,686,300           .48    6,218,500          1.05      789,500          2.26
Exercised                     --            --           --            --      (18,000)         3.26
Expired                  (79,100)         3.17     (314,027)         8.52     (765,700)         5.30
Cancelled             (1,610,988)         1.91     (830,000)          .57      (80,258)         3.46
                      ----------                  ---------                  ---------

Outstanding at
  end of year          8,598,299    $     1.36    7,602,087    $     1.81    2,527,614    $     4.39
                      ==========    ==========    =========    ==========    =========    ==========

Exercisable at
  end of year          4,344,032    $     2.19    5,058,787    $     2.45    1,604,114    $     5.44
                      ==========    ==========    =========    ==========    =========    ==========

                  The following table summarizes information concerning currently outstanding and exercisable stock options:

                                      Options Outstanding                    Options Exercisable
                           -----------------------------------------     --------------------------
                                              Weighted
                              Number          Average       Weighted        Number         Weighted
                            Outstanding      Remaining       Average      Exercisable      Average
          Range of              at          Contractual     Exercise          at           Exercise
      Exercise Prices      June 30, 2002       Life          Price       June 30, 2002      Price
      ---------------      -------------    -----------     --------     -------------     --------
        $.40 - $6.80         8,598,299         $5.19          $1.36        4,344,032        $2.19


NOTE 4 - ACCOUNTING FOR STOCK - BASED COMPENSATION.

                  In accordance with Statement of Financial Accounting Standard No. 123, the following information is provided. The weighted average fair value of all stock options at date of grant was $3.19, $3.22 and $1.99 per option for options granted during the years ended June 30, 2002, 2001 and 2000, respectively. Additionally, the weighted average fair value of employee stock options granted in the years ended June 30, 2002, 2001 and 2000 was $2.10, $1.93 and $2.01, per option, respectively. The weighted average fair value of options was determined based on the Black-Scholes model, utilizing the following weighted average assumptions:

                                             For the Years Ended June 30,
                                        -------------------------------------
                                          2002           2001          2000
                                        --------       --------      --------

              Expected term:
                All stock options       10 years       10 years      10 years
              Interest rate               4.00%          5.00%         5.00%
              Volatility                 85.00%         93.27%        78.40%
              Dividends                   None           None          None


                  Had ATEC accounted for its stock options by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have reduced pre-tax income by $1,214,835 ($905,052, net of taxes), $1,155,001 ($860,477 net of taxes) and $986,845 ($735,200 net of taxes) for the years ended June 30, 2002, 2001 and 2000, respectively. The pro forma effect on diluted earnings per common share would have been a reduction of $.17, $.12 and $.10 for the years ended June 30, 2002, 2001 and 2000, respectively. The pro forma effect on basic earnings per common share would have been a reduction of $.17, $.12 and $.10 for the years ended June 30, 2002, 2001 and 2000, respectively.

NOTE 5 - OPERATING LEASES.

                  ATEC conducts its operations under several noncancellable operating leases expiring at various dates through 2007. Future minimum rent payments, net of annual sublease rental income of $80,548 are as follows:

                     For the Years
                    Ending June 30,
                    ---------------

                         2003                               $276,374
                         2004                                213,168
                         2005                                209,939
                         2006                                 57,094
                         2007                                 50,012
                                                            --------

                     Total minimum
                     annual rentals                         $806,587
                                                            ========

                  Total rent expense for the years ended June 30, 2002, 2001 and 2000 amounted to $382,044, $456,060 and $460,084, respectively.


NOTE 6 - REVOLVING LINES OF CREDIT.

                  At June 30, 2002, ATEC and its subsidiaries have had agreements with two financial institutions, whereby certain inventory purchases are financed. The first facility granted the Company terms and charged no interest for 40 days and thereafter at rates ranging from prime plus 1/4% to 6-1/2% per annum. The facility was collateralized by all the assets of the Company. At June 30, 2002 the facility expired and has not been renewed. At June 30, 2001, the borrowings under this facility amounted to $709,586. The second facility grants the Company terms and charges interest at the prime rate. Borrowings under this line may be up to $775,000. The facility is collateralized by the inventory, subject to a prior lien. At June 30, 2002 and 2001, the borrowings under this facility amounted to $368,292 and $314,571.


NOTE 7 - LITIGATION.

                  On August 23, 1999, a class action lawsuit was filed on behalf of all persons who purchased the Company's common stock from October 12, 1998 through May 19, 1999, inclusive. The complaint charges ATEC and certain of its officers and directors with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5 promulgated thereunder. Plaintiff seeks to recover damages on behalf of all class members. The Company has reached a settlement with the plaintiffs subject to court approval. This settlement will be paid by the Company's insurance carrier.

NOTE 8 - INCOME TAXES.

                  The Company's income tax provision (benefit) consists of the following:

                                            2002          2001          2000
                                         ----------    ----------    ----------

      Current tax provision (benefit):
        Federal                          $       --    $  112,036    $  188,675
        State                                63,678        48,286       121,016
                                         ----------    ----------    ----------
                                             63,678       160,322       309,691
                                         ----------    ----------    ----------

      Deferred tax provision (benefit):
        Federal                                  --      (100,085)     (170,696)
        State                                    --       (21,969)      (37,470)
                                         ----------    ----------    ----------
                                                 --      (122,054)     (208,166)
                                         ----------    ----------    ----------

      Income tax provision (benefit)     $   63,678    $   38,268    $  101,525
                                         ==========    ==========    ==========


                  A reconciliation of the above effective tax rate to the federal statutory rate is as follows:

                                      2002                       2001                       2000
                             -----------------------    -----------------------    -----------------------
                                                %                          %                          %
                                           ---------                  ---------                  ---------
Tax at statutory             ($  548,000)      (34.0)   ($1,526,000)      (34.0)   $   135,483        34.0
State income tax, net of
  federal tax benefit             63,678         3.9       (114,000)       (2.5)       (56,023)      (14.0)

Effect of nondeduct-
    ability of:
  Amortization and
    impairment
    of goodwill                   74,460         4.6         72,000         1.6         54,089        13.6
  Tax expense and loss
    limitations                       --          --         16,000         0.4         55,472        13.9

Effect of NOL carryforward            --          --             --          --        (72,519)      (18.2)

Valuation allowance for
  deferred tax assets            473,540        29.4      1,438,000        32.0             --          --

Other                                 --          --        152,268         3.4        (14,977)       (3.8)
                             -----------   ---------    -----------   ---------    -----------   ---------

                             $    63,678         3.9    $    38,268         0.9    $   101,525        25.5
                             ===========   =========    ===========   =========    ===========   =========

                  The deferred tax benefit results from differences in recognition of expense for tax and financial statement purposes and for minimum tax provision for the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences.

                                                           June 30,
                                                  -------------------------
                                                     2002           2001
                                                  ----------     ----------

         Net operating loss carryforward          $1,879,341     $1,524,000
         Allowance for bad debts                     134,836        485,510
                                                  ----------     ----------
         Total deferred tax assets                 2,014,177      2,009,510
         Less:  Valuation allowance for
                  deferred tax assets              1,612,684      1,438,000
                                                  ----------     ----------

         Total                                    $  401,493     $  571,510
                                                  ==========     ==========


NOTE 9 - RELATED PARTY TRANSACTIONS.

                  The Company has an operating lease for space at its Albany, N.Y. location with a partnership, which is controlled by the Company's Chairman and its President. The lease runs through June 30, 2003 at a minimum annual rent of $108,192, plus applicable expenses and taxes.

                  The Company also periodically enters into transactions with entities, which are owned or controlled by officers of the Company. All such transactions were immaterial in the aggregate, when compared to the results of operations taken as a whole, for all periods presented.

                  In March of 2002, the Company paid approximately $224,000 to a company owned and controlled by the present Chief Executive Officer
         (CEO). The payment was for inventory, property and equipment and certain receivables which have been guaranteed by a company owned and controlled by the CEO.


NOTE 10 - OTHER FINANCIAL INFORMATION.

          (a) Accounts receivable - Net:

                  Accounts receivable, net at June 30, 2002 and 2001 consists of the following:

                                                    2002           2001
                                                -----------    -----------

         Accounts receivable                    $ 3,484,892    $ 6,357,064
         Allowance for doubtful accounts,
           returns and discounts                   (318,814)    (1,242,762)
                                                -----------    -----------

                                                $ 3,166,078    $ 5,114,302
                                                ===========    ===========


                  For the years ended June 30, 2002, 2001 and 2000, $75,308,
         $645,535 and $42,216, respectively, was charged to bad debt expense.

          (b) Other Current Assets:

                  Other current assets consist of the following at June 30, 2002 and 2001:

                                                       2002         2001
                                                    ----------   ----------

         Receivables from suppliers                 $  122,155   $  140,546
         Prepaid expenses                              226,119      242,811
         Prepaid and refundable income taxes           259,732      167,930
         Sundry loans                                  101,000       34,347
         Current portion of deferred compensation      149,676           --
                                                    ----------   ----------

                                                    $  858,682   $  585,634
                                                    ==========   ==========


          (c) Goodwill - Net:

                  Goodwill, net at June 30, 2002 and 2001 consists of the following:

                                                       2002         2001
                                                    ----------   ----------

         Cost                                       $5,678,253   $5,727,573
         Less:  Impairment                           3,241,616    3,021,720
                                                    ----------   ----------
                                                     2,436,637    2,705,853
         Less:  Accumulated amortization             1,571,676    1,571,676
                                                    ----------   ----------

                                                    $  864,961   $1,134,177
                                                    ==========   ==========


                  Amortization charged to operations for the years ended June 30, 2002, 2001 and 2000 amounted to $-0-, $189,327 and $186,626, respectively.


          (d) Property and Equipment:

                  Property and equipment are carried at cost and consist of the following at June 30, 2002 and 2001:

                                                       2002         2001
                                                    ----------   ----------

         Leasehold improvements                     $  516,265   $  563,573
         Furniture and fixtures                        244,293      244,293
         Office equipment                              904,133      887,852
         Automobiles                                   110,598      110,598
                                                    ----------   ----------
                                                     1,775,289    1,806,316
         Less:  Accumulated depreciation
                  and amortization                   1,485,249    1,386,061
                                                    ----------   ----------

                                                    $  290,040   $  420,255
                                                    ==========   ==========


                  Depreciation and amortization charged to operations for the years ended June 30, 2002, 2001 and 2000 amounted to $159,969, $228,665 and $274,877, respectively.

          (e) Other Current Liabilities:

                  Other current liabilities consist of the following at June 30, 2002 and 2001:

                                                       2002         2001
                                                    ----------   ----------

            Accrued compensation                    $  370,000   $       --
            Payroll taxes payable                       31,221       38,592
            Sales tax payable                           35,752       33,295
            Customers with credit balances             217,209      281,702
                                                    ----------   ----------

                                                    $  654,182   $  353,589
                                                    ==========   ==========


          (f) Transactions with Major Customers and Suppliers:

                  In each of the three years ended June 30, 2002, the Company did not have sales to any one customer, which represented 10% or more of the Company's net sales during a fiscal year.

                  During the years ended June 30, 2002, 2001 and 2000, two suppliers accounted for 35%, 45% and 55% of the Company's purchases, respectively. At June 30, 2002 and 2001, these two suppliers accounted for 35% and 59% of accounts payable, respectively.


          (g) Deferred Compensation Plan:

                  The Company has 401(k) deferred compensation plans to which the Company may make discretionary contributions. The Company expense for these plans amounted to approximately, $20,000, $45,000 and $-0-for the years ended June 30, 2002, 2001 and 2000, respectively.


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

                                              For the Years Ended June 30,
                                     --------------------------------------------
                                         2002            2001            2000
                                     ------------    ------------    ------------
         Net sales:
           TIS                       $ 17,433,683    $ 17,437,079    $ 32,579,527
           B to B                      20,845,797      33,525,488      35,311,719
           Software                         1,537              --       2,330,065
           Manufacturing                  751,026       2,088,552       2,005,201
           Elimination of
             intersegment revenues             --              --        (288,832)
                                     ------------    ------------    ------------

                                     $ 39,032,043    $ 53,051,119    $ 71,937,680
                                     ============    ============    ============

         Net income (loss):
           TIS                       ($   650,241)   ($ 2,403,235)   ($ 1,011,907)
           B to B                       1,122,309        (332,780)      1,316,876
           Software                       (54,868)        (13,985)        337,216
           Manufacturing                 (725,685)     (1,385,735)       (207,959)
           Corporate                   (1,367,923)       (389,399)       (137,273)
                                     ------------    ------------    ------------

                                     ($ 1,676,408)   ($ 4,525,134)   $    296,953
                                     ============    ============    ============

         Depreciation:
           TIS                       $    128,938    $    165,649    $    166,388
           B to B                          11,829          29,887          32,506
           Software                            --              --          21,350
           Manufacturing                    2,890           3,933           5,545
           Corporate                       16,312          29,196          49,088
                                     ------------    ------------    ------------

                                     $    159,969    $    228,665    $    274,877
                                     ============    ============    ============

         Capital additions:
           TIS                       $     29,753    $    107,793    $     52,150
           B to B                              --           8,889           6,124
           Software                            --              --              --
           Manufacturing                       --              --          13,000
           Corporate                           --              --              --
                                     ------------    ------------    ------------

                                     $     29,753    $    116,682    $     71,274
                                     ============    ============    ============

         Identifiable assets:
           TIS                       $  3,993,979    $    825,454    $  7,091,035
           B to B                       2,201,472       3,765,364       6,566,091
           Software                         3,853         943,240         112,461
           Manufacturing                    5,535         911,199       1,947,502
           Corporate                    1,597,111       4,663,941         773,428
                                     ------------    ------------    ------------

                                     $  7,801,950    $ 11,109,198    $ 16,490,517
                                     ============    ============    ============

                  During the years ended June 30, 2002, 2001, and 2000, one customer accounted for -0-%, 81.6% and 27.6%, respectively of the software segment.

NOTE 13 - SUPPLEMENTAL FINANCIAL INFORMATION
          FOR THE THREE MONTHS ENDED (UNAUDITED):


                             June 30,        March 31,     December 31,    September 30,
                               2002            2002            2001            2001
                           ------------    ------------    ------------    ------------
Net sales                  $  8,488,273    $ 10,876,246    $  7,619,339    $ 12,048,185
                           ============    ============    ============    ============

Gross profit               $    818,123    $  1,221,057    $  1,057,684    $  2,334,491
                           ============    ============    ============    ============

Net income (loss)          ($ 1,129,809)   ($   462,774)   ($   181,115)   $     97,290
                           ============    ============    ============    ============

Income (loss) per share:
  Basic                    ($      0.15)   ($      0.07)   ($      0.03)   $       0.01
                           ============    ============    ============    ============

  Diluted                  ($      0.15)   ($      0.07)   ($      0.03)   $       0.01
                           ============    ============    ============    ============



                             June 30,        March 31,     December 31,    September 30,
                               2001            2001            2000            2000
                           ------------    ------------    ------------    ------------
Net sales                  $ 10,570,525    $ 14,096,629    $ 13,435,293    $ 14,948,683
                           ============    ============    ============    ============

Gross profit               $    982,680    $  1,306,619    $  1,803,946    $  2,190,346
                           ============    ============    ============    ============

Net income (loss)          ($ 2,712,642)   ($ 1,136,289)   ($   421,365)   ($   254,838)
                           ============    ============    ============    ============

Loss per share:
  Basic                    ($      0.38)   ($      0.16)   ($      0.06)   ($      0.04)
                           ============    ============    ============    ============

  Diluted                  ($      0.38)   ($      0.16)   ($      0.06)   ($      0.04)
                           ============    ============    ============    ============