Form 10-Q
period 2002-09-30
ATEC GROUP INC
filed 2002-11-06
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q
                              --------------------


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____


                         Commission File Number 0-22710


                                ATEC GROUP, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   13-3673965
      ---------------------------------------------------------------------
      State or other jurisdiction of                   (I.R.S. Employer
      corporation or organization)                   Identification Number)


          69 Mall Drive, Commack, New York                   11725
      ---------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)


          Issuer's telephone number, including area code   (631) 543-2800
                                                         ------------------


      ---------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

 As of the close of business on September 30, 2002, there were 8,284,971 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.
                                ----------------

TABLE OF CONTENTS


PART I     Financial Information                                            Page
------     ---------------------                                            ----

Item 1.    Financial Statements..............................................1-8

Item 2.    Managements Discussion & Analysis of
           Financial Condition and Results of Operations....................9-12

Item 3.    Quantitative and Qualitative Disclosures about Market...........12-13

Item 4.    Controls and Procedures............................................13


PART II    Other Information Required in Report
-------    ------------------------------------

Item 1.    Legal Proceedings..................................................14

Item 2.    Changes in Securities and use of Proceeds..........................14

Item 3.    Defaults Upon Senior Securities....................................14

Item 4.    Submission of Matters to a Vote of Security Holders................14

Item 5.    Other Information..................................................14

Item 6.    Exhibits and Report on Form 8k.....................................14

Signatures Page...............................................................15

Certifications.............................................................16-22

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   UNAUDITED        AUDITED
ASSETS                                             30-Sep-02       30-Jun-02
                                                 ------------    ------------
Current Assets
  Cash                                           $  2,012,080    $  1,382,722
  Accounts receivable, net                          2,977,493       3,166,078
  Inventories                                         620,431         602,792
  Deferred taxes                                      401,493         401,493
  Other current assets                                712,456         858,682
                                                 ------------    ------------
     Total currrent assets                          6,723,953       6,411,767
                                                 ------------    ------------

Property and equipment, net                           250,033         290,040
Goodwill, net                                         864,961         864,961
Other assets                                          191,313         235,182
                                                 ------------    ------------
                                                 $  8,030,260    $  7,801,950
                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving inventory line of credit             $    248,581    $    368,292
  Accounts payable                                  1,281,130       1,114,071
  Accrued expenses                                    755,984         585,795
  Deferred income                                           -          26,976
  Other current liabilities                           314,269         654,182
                                                 ------------    ------------
     Total liabilities                              2,599,964       2,749,316

Stockholders' equity
  Preferred stocks                                    835,582         835,582
  Common stock                                         74,361          73,435
  Additional paid-in capital                       12,177,070      11,815,397
  Discount on preferred stock                        (742,740)       (742,740)
  Retained earnings  (deficit)                     (6,174,684)     (6,219,452)
  Treasury stock at cost                             (739,293)       (709,588)
                                                 ------------    ------------
     Total stockholders' equity                     5,430,296       5,052,634
                                                 ------------    ------------
                                                 $  8,030,260    $  7,801,950
                                                 ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED SEPTEMBER 30

                                                         2002           2001
                                                     ------------   ------------

Net sales                                            $  9,645,696   $ 12,048,185
Cost of sales                                           7,881,104      9,713,694
                                                     ------------   ------------
Gross profit                                            1,764,592      2,334,491
                                                     ------------   ------------
Operating expenses
  Selling and administrative                            1,735,533      2,186,899
                                                     ------------   ------------
     Total operating expenses                           1,735,533      2,186,899
                                                     ------------   ------------

Income from operations                                     29,059        147,592
                                                     ------------   ------------
Other income (expense)
  Interest income                                           7,170         14,498
  Miscelleneous income                                     12,039              -
                                                     ------------   ------------
     Total other (expense) income                          19,209         14,498
                                                     ------------   ------------

Income (loss) before provision for income taxes            48,268        162,090
  taxes
Provision [benefit] for income taxes                        3,500         64,800
                                                     ------------   ------------
Net income (loss)                                    $     44,768   $     97,290
                                                     ============   ============
Net earnings (loss) per share-basic and
  diluted                                            $       0.01   $       0.01
                                                     ============   ============

Weighted average number of shares-basic                 7,867,044      7,088,444
                                                     ============   ============

Weighted average number of shares-diluted               7,867,044      7,088,444
                                                     ============   ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED SEPTEMBER 30

                                                          2002         2001
                                                      -----------   -----------

Net cash provided by (used in) operating
  activities                                          $   297,024   $  (682,602)
                                                      -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment                         (560)       (2,043)
                                                      -----------   -----------

Net cash (used in) provided by investing activities          (560)       (2,043)
                                                      -----------   -----------

Cash flows from financing activities:
  Purchase of common stock                                (29,705)            -
  Stock issued for services                               362,599             -
                                                      -----------   -----------

Net cash (used in) provided by financing activities       332,894             0
                                                      -----------   -----------

Net increase (decrease) in cash                           629,358      (684,645)

Cash and cash equivalents - Beginning of period         1,382,722     1,555,020
                                                      -----------   -----------

Cash and cash equivalents - End of period             $ 2,012,080   $   870,375
                                                      ===========   ===========

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDING SEPTEMBER 30, 2002

                                        Common         Value          Series         Value       Additional
                                        Shares        Common         Preferred     Preferred      Paid-In
                                        Issued         Stock          Issued         Stock        Capital
                                      -----------   -----------     ----------    -----------   -----------
Balance at June 30, 2002                7,304,971   $    73,435        424,429    $   835,582   $11,815,397
Purchase of Treasury Stock
Shares issued for services                980,000   $       926                                 $   361,673
Net Income for the Six months Ended
 September 30, 2002
                                      ---------------------------------------------------------------------
    Balance at September 30, 2002       8,284,971   $    74,361        424,429    $   835,582   $12,177,070
                                      =====================================================================

                                      Discount on     Retained            Treasury Stock            Total
                                       Preferred      Earnings      -------------------------    Stockholders'
                                         Stock        (Deficit)        Shares        Amount         Equity
                                      -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2002                ($742,740)   ($6,219,452)       378,345     ($709,588)   $ 5,052,634
Purchase of Treasury Stock                                               82,300      ($29,705)       (29,705)
Shares issued for services                                                                           362,599
Net Income for the Six months Ended
 September 30, 2002                                  $    44,768                                      44,768
                                      ----------------------------------------------------------------------
    Balance at September 30, 2002       ($742,740)   ($6,174,684)       460,645     ($739,293)   $ 5,430,296
                                      ======================================================================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                        QUARTER ENDED SEPTEMBER 30, 2002
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements include the accounts of Atec Group, Inc. and its subsidiaries that are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K for the year ended June 30, 2002.

2.  Equity Securities

Capital Stock


The Company's capital stock consists of the following:

                                                       Shares
                                                       Issued
                                         Shares         and
September 30, 2002                     Authorized    Outstanding       Amount
                                       ----------    -----------     ----------
Preferred Stocks:
   Series A cumulative convertible         29,233          8,371     $      837
   Series B convertible                    12,704          1,458            145
   Series C convertible                   350,000        309,600        309,600
   Series J convertible                   105,000        105,000        525,000
                                                     -----------        -------

     Total preferred                                     424,429     $  835,582
                                                     ===========     ==========

Common Stock                           70,000,000      8,327,689     $   74,361
                                                     ===========     ==========


The 424,429 shares of preferred stock, which are outstanding, may be converted into approximately 134,000 shares of our common stock.

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

5. Income Taxes


         The Company's income tax provision consists of the following:

Current tax provision (benefit)                          2002           2001
                                                      ----------     ----------
   Federal                                            $      -       $      -
   State                                                     -              -
                                                      ----------     ----------
                                                             -              -
                                                      ----------     ----------

Deferred tax provision  (benefit)
   Federal                                                               55,100
   State                                                                  9,700
                                                                     ----------
                                                                         64,800
                                                      ----------     ----------
Income tax provision (benefit)                        $      -       $   64,800
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

                                                     September 31     June 30
                                                         2002           2001
                                                      ----------     ----------
Net operating loss carry forward                      $1,879,341     $1,879,341
Allowance for bad debts                                  134,836        134,836
                                                      ----------     ----------
  Total deferred tax assets                            2,014,177      2,014,177
Less:  Valuation allowance for deferred tax assets     1,612,684      1,612,684
                                                      ----------     ----------

Total                                                 $  401,493     $  401,493
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

                                          FOR THREE MONTHS ENDING
                                                SEPTEMBER 30.
                                           2002             2001
                                       ------------     ------------
Net sales:
  TIS                                  $  4,637,383     $  4,580,852
  B to B                                  5,008,313        7,195,749
  Software                                        -                -
  Manufacturing                                              271,584
  Elimination of
    intersegment revenues                                          -
                                       ------------     ------------
                                       $  9,645,966     $ 12,048,185
                                       ============     ============
Net Income (loss):
  TIS                                  $   (121,534)    $   (156,643)
  B to B                                    377,581          829,499
  Software                                        -          (23,715)
  Manufacturing                                   -          (93,341)
  Corporate                                (211,279)        (458,510)
                                       ------------     ------------
                                       $     44,768     $     97,290
                                       ============     ============
Depreciation:
  TIS                                  $     20,815     $     33,898
  B to B                                      2,609            2,609
  Software                                        -                -
  Manufacturing                                   -              722
  Corporate                                  17,143            6,797
                                       ------------     ------------
                                       $     40,567     $     44,026
                                       ============     ============
Capital additions:
  TIS                                  $        560     $      2,043
  B to B                                          -                -
  Software                                        -                -
  Manufacturing                                   -                -
  Corporate                                       -                -
                                       ------------     ------------
                                       $        560     $      2,043
                                       ============     ============
Identifiable assets:
  TIS                                  $  3,537,426     $  3,708,618
  B to B                                  2,362,953        4,260,477
  Software                                        -            3,853
  Manufacturing                                   -          941,223
  Corporate                               2,129,881        1,203,597
                                       ------------     ------------
                                       $  8,030,260     $ 10,117,768
                                       ============     ============

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of operations.
         -------------

                        ATEC Group, Inc. and Subsidiaries

Overview

         ATEC Group, Inc. (Atec, our, we or us") is a one-stop provider of a full line of information technology products and services to businesses, professionals, government and educational institutions. We offer multiple solutions to our clients that we believe generate loyalty and improve our ability to seek higher margins. We have developed several core competencies, including system design, networking, server-based computing, help desk, e-commerce, ASP and Internet/Intranet solutions.


Results of Operations

Three months ended September 30, 2002, compared to three months ended September 30, 2001.
--------

Revenues
--------

Our revenues for the first quarter ended September 30, 2002 declined to $9.6 million from $12 million for the prior year, a decrease of approximately 19%. This decrease is attributable to a significant decline in hardware sales due to continued weakness in the PC industry. Revenues are generated by our sales of computer hardware and software, and related support services. Gross margin for the period decreased to $1.7 million for September 30, 2002 from $2.3 million for the comparable 2001 quarter, a 26% decrease due to decreased sales. Gross margins as a percentage of revenues for the quarter were 18% as compared to 19% for the prior year.

Selling, general and administrative expenses.
---------------------------------------------

Selling, general and administrative expenses for the three months ended, September 30, 2002, decreased to $1.7 million as compared to $2.2 million for the comparable period in 2001. The decrease is primarily for compensation expense and consulting fees.

Net Income
----------

As a result of the above, our net income was $44,768 for the three months ended September 30, 2002 compared to net income of $97,290 for the 2001 quarter. For the September 30, 2002 quarter, net income per share was $.01 compared to a net income per share of $.01 in the prior year. Average diluted shares outstanding were 7,867,044 for 2002 and 7,088,444 for 2001.

Liquidity and capital resources.
--------------------------------

Our cash position was $2,012,080 at September 30, 2002, an increase of $629,358 as compared to June 30, 2002. Our working capital at September 30, 2002 was $4,123,989 as compared to a working capital of $3,662,451 at June 30, 2002. Net cash provided by operating activities was $297,024 and cash provided by financing activities was $332,894. Cash used for investing activities totaled $560 for the purchase of property and equipment.

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, and goodwill impairments. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

         We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

Issues And Uncertainties

The following issues and uncertainties, among others, should be considered in evaluating the Company's financial outlook.

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

         The computer industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their cu rrent product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. Moreover, additional suppliers and manufacturers may choose to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution, and may also choose to market services, such as repair and configuration services, directly to end-users. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

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


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

ITEM 4 - Controls and Procedures
--------------------------------

ATEC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

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

                        Atec Group, Inc. and Subsidiaries
                                      Other
                                   Information
                               September 30, 2002

                                     PART II
                                OTHER INFORMATION


Item 1.- Legal Proceedings - None

Item 2.- Changes in Securities and use of Proceeds - In July 2002 we issued 980,000 shares of common stock to several employees and sales consultants for services based on agreements with them. The shares were valued at $362,599.

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


                                       ATEC GROUP, INC.
                                       (Registrant)


Date:  November 5, 2002

                                       By: /s/ JAMES J. CHARLES
                                           -------------------------------------
                                           James J. Charles,
                                           Chief Financial Officer
                                           (Duly authorized to sign on
                                           behalf of registrant)

                                  CERTIFICATION
                                  -------------


I, Balwinder Singh Bathla, Chief Executive Officer of ATEC Group, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 5, 2002



/s/ BALWINDER SINGH BATHLA
-------------------------------
Chief Executive Officer

                                  CERTIFICATION
                                  -------------


I, James J. Charles, Chief Financial Officer of ATEC Group, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 5, 2002


/s/ JAMES J. CHARLES
------------------------------
Chief Financial Officer

Exhibits


Number         Description

99.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002