Form 10-K/A
period 2002-06-30
ATEC GROUP INC
filed 2003-02-11
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                  FORM 10-K/A-1

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

                                EXPLANATORY NOTE

         The undersigned registrant hereby amends Item 6, Item 7 and Item 8 of
Part II of its Annual Report on Form 10-K for the fiscal year ended June 30, 2002 previously filed with the Commission.

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

   Operating Data           2002            2001            2000           1999            1998
   --------------           ----            ----            ----           ----            ----

Net Sales               $ 39,032,043    $ 53,051,120    $ 71,937,680   $107,435,617    $187,150,164
Income (Loss) from
Continuing operations   $ (1,676,408)   $ (4,525,134)   $    296,953   $ (4,299,228)   $  2,740,066
Income (Loss) per
common share:
Basic                   $       (.24)   $       (.64)   $        .04   $       (.62)   $        .45
Diluted                 $       (.24)   $       (.64)   $        .04   $       (.62)   $        .43

 Balance Sheet Data
 ------------------

Total Assets            $  7,801,950    $ 11,109,198    $ 16,490,517   $ 16,004,995    $ 26,634,164
Long-term obligations            Nil             Nil             Nil            Nil             Nil
Cash dividend per
common share                     Nil             Nil             Nil            Nil             Nil

Results for 2002 include a charge of $220,000 for the impairment of goodwill for our Nexar patents and trademark.


Results for fiscal 2001 include expenses of $325,000 that the previous management would not have incurred. The expenses were for investor relations, business plans, legal and other items incurred during the temporary control of the Company by Applied Digital Solutions ("ADS") and the settlement of litigation of $160,900. For more information about the ADS transaction see Item
7. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Results of Operations; Fiscal 2002 compared to Fiscal 2001."

Results for fiscal 2000 reflected one-time charges totaling $284,000, including approximately $186,200 in expenses related to a class-action lawsuit, $58,800 in moving expenses for the relocation of the Company's headquarters and warehouse, and $39,400 of costs related to a terminated merger with Applied Digital Solutions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


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

Fiscal 2002 compared to Fiscal 2001

         Revenues for the fiscal year ended June 30, 2002 ("fiscal 2002") decreased to $39.0 million from $53.1 million for the prior year, a decrease of approximately 27%. This decrease is primarily attributable to a decline in orders that we believe is due to a drop of $12.7 million in sales in our B to B division. We believe that this drop in sales resulted from continued weakness in the PC industry due to reduced capital expenditures. Gross profit for fiscal 2002 decreased to $5.4 million from $6.3 million for 2001, a 14% decrease due to the decreased revenues. Gross margin for fiscal 2002 was 14% as compared to 12% for the prior year.

         Fiscal 2002 operating expenses decreased to $6.9 million as compared to $10.6 million (exclusive of amortization of intangible assets) for the prior year. The 35% decrease in operating expenses is related primarily to non-recurring charges of $485,900 in 2001 for the settlement of litigation of $160,900 and $325,000 of expenses incurred during the temporary control of the Company by Applied Digital Solutions. These expenses were for items that the previous management would not have incurred. The expenses were for investor relations, business plans, legal and other. The period during which ADS temporarily controlled Atec commenced on October 31, 2000, when Surinder Rametra, our then Chairman and Chief Executive Officer retired and he and his spouse entered into a stock purchase agreement to sell their Atec stock to ADS. Pursuant to the stock purchase agreement, Mr. Rametra and his spouse delivered to ADS an irrevocable proxy for all of their shares in Atec which, at the time, represented approximately 16.1% of our issued and outstanding shares of common stock. The term of the proxy continued until such time as the stock purchase agreement was consummated or terminated in accordance with its terms. At that time, Mr Rametra and two outside directors resigned and the remaining directors elected four ADS designated members to the board. On March 7, 2001, ADS terminated its agreement with the Rametras and the ADS designees resigned.

         Operating expenses also decreased in 2002 because we reduced our headcount by 49 people and salary expense by $1,755,000.


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

Fiscal 2001 compared to Fiscal 2000

         Revenues for the fiscal year ended June 30, 2001 ("fiscal 2001") decreased to $53.1 million from $71.9 million for the prior year, a decrease of approximately 26%. This decrease is primarily attributable to a $15.1 million drop in sales in our TIS division and a $2.3 million decline in our former Y2K consulting group. The TIS sales decline was due to a significant decrease, approximately 46%, in orders received and our phase out of the Y2K division. Gross profit for fiscal 2001 decreased to $6.3 million from $11.6 million for 2000, a 46% decrease due to the decreased revenues. Gross margin for fiscal 2001 was 12% as compared to 16% for the prior year.

         Fiscal 2001 operating expenses, exclusive of amortization of intangible assets, decreased to $10.6 million as compared to $11.1 million for the prior year. The 4% decrease in operating expenses is related primarily to decreased costs of $1.7 million in our former Y2K consulting group, partially offset by increased costs of $600,000 in our manufacturing division. Also in 2001, we incurred $645,535 of bad debts due to three customers going bankrupt with outstanding receivables totaling $604,859.

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

                                     PART IV

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

         (3)      EXHIBITS

         See c below.

(b)      REPORTS ON FORM 8-K

         None

(c)      EXHIBITS

Number            Description

*3.1              Certificate of Incorporation of the Company
*3.2              Certificate of Amendment of Certificate of Incorporation,
                  filed October 21, 1992
*3.3              By-laws of the Company
*3.4              Certificate of Amendment of Certificate of Incorporation,
                  filed December 22, 1992
*3.5              Form of Certificate of Powers, Designations, Preferences and
                  Rights of the Series A 10% Cumulative Convertible Preferred
                  Stock

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


** Previously filed with the original Annual Report on Form 10-K for the year ended June 30, 2002.


(d)      Not Applicable.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATEC GROUP, INC.


                                       By: /s/ JAMES J. CHARLES
                                           -------------------------------------
                                           James J. Charles, Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer) and a Director

Dated:   February 10, 2003



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ SURINDER RAMETRA                                           February 10, 2003
-----------------------------------------------------
Surinder Rametra, Chairman of the Board


/s/ BALWINDER SINGH BATHLA                                     February 10, 2003
-----------------------------------------------------
Chief Executive Officer (Principal Executive Officer)


/s/ ASHOK RAMETRA                                              February 10, 2003
-----------------------------------------------------
Ashok Rametra, President, Secretary, Treasurer and
Director


/s/ STEWART BENJAMIN                                           February 10, 2003
-----------------------------------------------------
Stewart Benjamin, Director


/s/ DAVID REBACK                                               February 10, 2003
-----------------------------------------------------
David Reback, Director

                                 CERTIFICATIONS

Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

         I, Balwinder Singh Bathla, Chief Executive Officer of Atec Group, Inc. (the "Company") certify that:

         (1) I have reviewed this annual report on Form 10-K/A-1 of the Company;

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



                                       /s/ BALWINDER SINGH BATHLA
                                       -----------------------------------------
                                       Balwinder Singh Bathla
                                       Chief Executive Officer
                                       February 10, 2003


         I, James J. Charles, Chief Financial Officer of Atec Group, Inc. (the "Company") certify that:

         (1) I have reviewed this annual report on Form 10-K/A-1 of the Company;

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



                                       /s/ JAMES J. CHARLES
                                       -----------------------------------------
                                       James J. Charles
                                       Chief Financial Officer
                                       February 10, 2003

                        ATEC GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                        ATEC GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002





                                    I N D E X
                                    ---------

                                                                      Page No.
                                                                      --------


INDEPENDENT AUDITORS' REPORT .......................................     F-1


FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as at June 30, 2002 and 2001 ......     F-2

     Consolidated Statements of Operations
        For the Years Ended June 30, 2002, 2001 and 2000 ...........     F-3

     Consolidated Statements of Cash Flows
        For the Years Ended June 30, 2002, 2001 and 2000 ...........     F-4

     Consolidated Statements of Stockholders' Equity
        For the Years Ended June 30, 2002, 2001 and 2000 ...........     F-5


NOTES TO FINANCIAL STATEMENTS ......................................  F-6 - F-19





All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and have therefore been omitted or the required information is shown in the Financial Statements or the Notes thereto.

[GRAPHIC OMITTED]   WEINICK
                      SANDERS                                      1375 BROADWAY
                        LEVENTHAL & CO. LLP            NEW YORK, N.Y. 10018-7010
                    ------------------------------------------------------------
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




New York, N. Y.
August 14, 2002

                            ATEC GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS


                                         ASSETS
                                         ------

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

                         ATEC GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Years Ended June 30,
                                       --------------------------------------------
                                           2002            2001            2000
                                       ------------    ------------    ------------

Net sales                              $ 39,032,043    $ 53,051,120    $ 71,937,680

Cost of sales                            33,600,688      46,767,529      60,353,009
                                       ------------    ------------    ------------

Gross profit                              5,431,355       6,283,591      11,584,671
                                       ------------    ------------    ------------

Operating expenses:
  Selling and administrative              6,886,953      10,489,929      10,824,623
  Research and development                       --         157,595         234,557
  Amortization of goodwill                       --         189,327         186,626
  Impairment of long-lived assets           219,896          22,645              --
                                       ------------    ------------    ------------
Total operating expenses                  7,106,849      10,859,496      11,245,806
                                       ------------    ------------    ------------

Income (loss) from operations            (1,675,494)     (4,575,905)        338,865
                                       ------------    ------------    ------------

Other income (expense):
  Interest income                            40,755          52,101          62,789
  Interest expense                               --          (1,512)        (11,467)
  Other income                               22,009          38,450           8,291
                                       ------------    ------------    ------------
Total other income (expense)                 62,764          89,039          59,613
                                       ------------    ------------    ------------

Income (loss) before income taxes        (1,612,730)     (4,486,866)        398,478

Provision for income taxes                   63,678          38,268         101,525
                                       ------------    ------------    ------------

Net income (loss)                      ($ 1,676,408)   ($ 4,525,134)   $    296,953
                                       ============    ============    ============


Earnings (loss) per common share:
  Basic                                ($       .24)   ($       .64)   $        .04
                                       ============    ============    ============

  Diluted                              ($       .24)   ($       .64)   $        .04
                                       ============    ============    ============


Weighted average shares outstanding:
  Basic                                   6,988,054       7,088,603       7,177,432
                                       ============    ============    ============

  Diluted                                 6,988,054       7,088,603       7,221,927
                                       ============    ============    ============


                 See accompanying notes to financial statements.

                                 ATEC GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years Ended June 30,
                                                         -----------------------------------------
                                                             2002           2001           2000
                                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                      ($1,676,408)   ($4,525,134)   $   296,953
                                                         -----------    -----------    -----------
  Adjustments to reconcile net income (loss) in net
      cash provided by (used in) operating activities:
    Depreciation and amortization                            159,969        228,665        274,877
    Amortization of goodwill                                      --        189,327        186,626
    Loss on abandonment of leasehold improvements                 --             --          1,438
    Compensatory element of issuances of capital stock            --         60,900          5,250
    Loss on impairment of long-lived assets                  219,896         22,645             --
    Provision for doubtful accounts                           75,308        645,535         42,216
    Deferred income                                         (112,381)       139,357             --
    Deferred taxes                                                --       (122,054)      (208,166)
    Changes in assets and liabilities:
      Accounts receivable                                  1,872,916      4,277,625     (1,413,178)
      Inventories                                          1,063,841        690,192     (1,246,552)
      Deferred taxes                                         180,017             --             --
      Other current assets                                  (273,048)     1,008,393       (188,694)
      Other assets                                          (183,515)            --             --
      Revolving lines of credit                             (655,865)    (1,149,619)       239,242
      Accounts payable                                    (1,063,320)      (341,330)       808,958
      Accrued expenses                                        30,010        272,425       (386,378)
      Other current liabilities                              300,592        123,100         (2,279)
                                                         -----------    -----------    -----------
  Total adjustments                                        1,614,420      6,045,161     (1,886,640)
                                                         -----------    -----------    -----------

Net cash provided by (used in) operating activities          (61,988)     1,520,027     (1,589,687)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                         (29,753)      (116,682)       (58,274)
  Security deposits                                               --         12,086         (9,159)
  Addition to goodwill                                            --             --        (13,000)
                                                         -----------    -----------    -----------
Net cash used in investing activities                        (29,753)      (104,596)       (80,433)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
  Capital contribution                                            --         41,588             --
  Issuance of capital stock                                       --             --         58,750
  Purchase of treasury stock                                 (80,557)        (2,606)      (534,974)
                                                         -----------    -----------    -----------
Net cash provided by (used in) financing activities          (80,557)        38,982       (476,224)
                                                         -----------    -----------    -----------

Net increase (decrease) in cash                             (172,298)     1,454,413     (2,146,344)

Cash at beginning of year                                  1,555,020        100,607      2,246,951
                                                         -----------    -----------    -----------

Cash at end of year                                      $ 1,382,722    $ 1,555,020    $   100,607
                                                         ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Income taxes                                         $     7,721    $    88,510    $    50,170
                                                         ===========    ===========    ===========

    Interest                                             $        --    $     1,512    $    11,467
                                                         ===========    ===========    ===========

Supplemental Schedules of Noncash Operating
    Operating and Financial Transactions:

  Issuance of common stock for services                  $        --    $        --    $     5,250
                                                         ===========    ===========    ===========

  Issuance of Preferred Stock Series J convertible
    in connection with settlement of a lawsuit           $        --    $    60,900    $        --
                                                         ===========    ===========    ===========

  Retirement of common stock                             $    49,319    $        --    $        --
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

                                              ATEC GROUP, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                       Preferred Stock                  Common Stock             Additional     Discount on
                                ----------------------------    ----------------------------       Paid-In       Preferred
                                   Shares          Amount          Shares          Amount          Capital         Stocks
                                ------------    ------------    ------------    ------------    ------------    ------------

Balance at July 1, 1999              330,009    $    321,090       7,326,963    $     73,270    $ 11,758,235    ($   288,090)

Purchase of treasury stock                --              --              --              --              --              --

Shares issued for services                --              --           2,500              25           5,225              --

Shares issued for options
  exercised                               --              --          18,000             180          58,570              --

Shares issued for conversion
  of Preferred Series A and C        (10,580)        (10,508)            226               2           1,056           9,450

Net income for the year                   --              --              --              --              --              --
                                ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2000             319,429         310,582       7,347,689          73,477      11,823,086        (278,640)

Purchase of treasury stock                --              --              --              --              --              --

Capital contribution                      --              --              --              --          41,588              --

Issuance of convertible
  Preferred Stock Series J           105,000         525,000              --              --              --        (464,100)

Net loss for the year                     --              --              --              --              --              --
                                ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2001             424,429         835,582       7,347,689          73,477      11,864,674        (742,740)

Purchase of treasury stock                --              --              --              --              --              --

Capital contribution                      --              --              --              --          30,082              --

Cost related to capital
  contribution                            --              --              --              --         (30,082)             --

Net loss for the year                     --              --              --              --              --              --

Retirement of common stock                --              --         (42,718)            (42)        (49,277)             --
                                ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2002             424,429    $    835,582       7,304,971    $     73,435    $ 11,815,397    ($   742,740)
                                ============    ============    ============    ============    ============    ============


                                                       Treasury Stock               Total
                                                ----------------------------    Stockholders'
                                   Deficit         Shares          Amount          Equity
                                ------------    ------------    ------------    ------------

Balance at July 1, 1999         ($   314,862)        (18,000)   ($    91,451)   $ 11,458,192

Purchase of treasury stock                --        (239,945)       (534,974)       (534,974)

Shares issued for services                --              --              --           5,250

Shares issued for options
  exercised                               --              --              --          58,750

Shares issued for conversion
  of Preferred Series A and C             --              --              --              --

Net income for the year              296,953              --              --         296,953
                                ------------    ------------    ------------    ------------

Balance at June 30, 2000             (17,909)       (257,945)       (626,425)     11,284,171

Purchase of treasury stock                --          (1,300)         (2,606)         (2,606)

Capital contribution                      --              --              --          41,588

Issuance of convertible
  Preferred Stock Series J                --              --              --          60,900

Net loss for the year             (4,525,134)             --              --      (4,525,134)
                                ------------    ------------    ------------    ------------

Balance at June 30, 2001          (4,543,043)       (259,245)       (629,031)      6,858,919

Purchase of treasury stock                --        (119,100)        (80,557)        (80,557)

Capital contribution                      --              --              --          30,082

Cost related to capital
  contribution                            --              --              --         (30,082)

Net loss for the year             (1,676,408)             --              --      (1,676,408)

Retirement of common stock                --              --              --         (49,319)
                                ------------    ------------    ------------    ------------

Balance at June 30, 2002        ($ 6,219,451)       (378,345)   ($   709,588)   $  5,052,635
                                ============    ============    ============    ============


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

                  The Company's authorized and issued capital stock at June 30, 2002 and 2001 consists of the following:

                                                     Shares Issued
                                        Shares            or
                                      Authorized      Outstanding       Amount
                                      ----------      -----------     ----------

           June 30, 2002:
           --------------
           Preferred Stocks:
             Series A cumulative
               convertible                29,233           8,371      $      837
             Series B convertible         12,704           1,458             145
             Series C convertible        350,000         309,600         309,600
             Series J convertible        105,000         105,000         525,000
                                                      ----------      ----------

           Total preferred                               424,429      $  835,582
                                                      ==========      ==========

           Common stock               70,000,000       7,304,971      $   73,435
                                                      ==========      ==========

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

                  The following table summarizes the activity relating to the option grants:

                                2002                      2001                      2000
                      -----------------------   -----------------------   -----------------------
                                    Weighted                  Weighted                  Weighted
                                     Average                   Average                   Average
                                    Exercise                  Exercise                  Exercise
                        Shares        Price       Shares        Price       Shares        Price
                      ----------   ----------   ----------   ----------   ----------   ----------

Outstanding at
  beginning of year    7,602,087        $1.81    2,527,614        $4.39    2,602,072        $5.26
Granted                2,686,300          .48    6,218,500         1.05      789,500         2.26
Exercised                     --           --           --           --      (18,000)        3.26
Expired                  (79,100)        3.17     (314,027)        8.52     (765,700)        5.30
Cancelled             (1,610,988)        1.91     (830,000)         .57      (80,258)        3.46
                      ----------   ----------   ----------   ----------   ----------   ----------

Outstanding at
  end of year          8,598,299        $1.36    7,602,087        $1.81    2,527,614        $4.39
                      ==========   ==========   ==========   ==========   ==========   ==========

Exercisable at
  end of year          4,344,032        $2.19    5,058,787        $2.45    1,604,114        $5.44
                      ==========   ==========   ==========   ==========   ==========   ==========

                  The following table summarizes information concerning currently outstanding and exercisable stock options:


                            Options Outstanding               Options Exercisable
                  --------------------------------------   ------------------------
                    Weighted
                     Number         Average     Weighted      Number       Weighted
                   Outstanding     Remaining     Average    Exercisable     Average
    Range of           at         Contractual   Exercise        at         Exercise
Exercise Prices   June 30, 2002      Life         Price    June 30, 2002     Price
---------------   -------------   -----------   --------   -------------   --------

$.40 - $6.80        8,598,299        $5.19        $1.36      4,344,032       $2.19


NOTE  4 -  ACCOUNTING FOR STOCK - BASED COMPENSATION.

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


                                                  For the Years Ended June 30,
                                                --------------------------------
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

                  ATEC conducts its operations under several noncancellable operating leases expiring at various dates through 2007. Future minimum rent payments, net of annual sublease rental income of $80,548 are as follows:

                          For the Years
                         Ending June 30,
                         ---------------

                              2003                  $ 276,374
                              2004                    213,168
                              2005                    209,939
                              2006                     57,094
                              2007                     50,012
                                                    ---------

                         Total minimum
                         annual rentals             $ 806,587
                                                    =========

                  Total rent expense for the years ended June 30, 2002, 2001 and 2000 amounted to $382,044, $456,060 and $460,084, respectively.


NOTE  6 -  REVOLVING LINES OF CREDIT.

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

                  On August 23, 1999, a class action lawsuit was filed on behalf of all persons who purchased the Company's common stock from October 12, 1998 through May 19, 1999, inclusive. The complaint charges ATEC and certain of its officers and directors with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5 promulgated thereunder. Plaintiff seeks to recover damages on behalf of all class members. The Company has reached a settlement with the plaintiffs subject to court approval. This settlement has been agreed to and will be paid by the Company's insurance carrier.

NOTE  8 -  INCOME TAXES.

                  The Company's income tax provision (benefit) consists of the following:

                                             2002          2001          2000
                                          ---------     ---------     ---------

Current tax provision (benefit):
  Federal                                 $      --     $ 112,036     $ 188,675
  State                                      63,678        48,286       121,016
                                          ---------     ---------     ---------
                                             63,678       160,322       309,691
                                          ---------     ---------     ---------

Deferred tax provision (benefit):
  Federal                                        --      (100,085)     (170,696)
  State                                          --       (21,969)      (37,470)
                                          ---------     ---------     ---------
                                                 --      (122,054)     (208,166)
                                          ---------     ---------     ---------

Income tax provision (benefit)            $  63,678     $  38,268     $ 101,525
                                          =========     =========     =========

                  A reconciliation of the above effective tax rate to the federal statutory rate is as follows:

                                     2002                   2001                   2000
                             -------------------    -------------------    -------------------
                                              %                      %                      %
                                            ----                   ----                   ----

Tax at statutory             ($  548,000)  (34.0)   ($1,526,000)  (34.0)   $   135,483    34.0
State income tax, net of
  federal tax benefit             63,678     3.9       (114,000)   (2.5)       (56,023)  (14.0)

Effect of nondeduct-
    ability of:
  Amortization and
    impairment
    of goodwill                   74,460     4.6         72,000     1.6         54,089    13.6
  Tax expense and loss
    limitations                       --      --         16,000     0.4         55,472    13.9

Effect of NOL carryforward            --      --             --      --        (72,519)  (18.2)

Valuation allowance for
  deferred tax assets            473,540    29.4      1,438,000    32.0             --      --

Other                                 --      --        152,268     3.4        (14,977)   (3.8)
                             -----------    ----    -----------    ----    -----------    ----

                             $    63,678     3.9    $    38,268     0.9    $   101,525    25.5
                             ===========    ====    ===========    ====    ===========    ====

                  The deferred tax benefit results from differences in recognition of expense for tax and financial statement purposes and for minimum tax provision for the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences.

                                                                June 30,
                                                        -----------------------
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


NOTE 10 -  OTHER FINANCIAL INFORMATION.

           (a) Accounts receivable - Net:

                  Accounts receivable, net at June 30, 2002 and 2001 consists of the following:

                                                           2002         2001
                                                        ----------   ----------

           Accounts receivable                          $3,484,892   $6,357,064
           Allowance for doubtful accounts,
             returns and discounts                        (318,814)  (1,242,762)
                                                        ----------   ----------

                                                        $3,166,078   $5,114,302
                                                        ==========   ==========

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
                                                        ==========   ==========

                  Amortization charged to operations for the years ended June 30, 2002, 2001 and 2000 amounted to $-0-, $189,327 and $186,626, respectively. Net income (loss) exclusive of amortization and impairment of goodwill was ($1,456,512), ($4,313,162) and $483,579, for the years ended June 30, 2002, 2001 and 2000, respectively.

                  At June 30, 2002 the goodwill recognized on the acquisition of Nexar, our manufacturing division, in the amount of $219,896 was written off. This goodwill became impaired when we ceased manufacturing and closed the division. The June 30, 2001 goodwill write off of $22,645 was attributable to the acquisition of Global Leasing and Trading Corporation. All outstanding contracts between Global and its customers expired in 2001 and no new contracts were entered into.

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
                                       ============    ============    ============

                  During the years ended June 30, 2002, 2001, and 2000, one customer accounted for -0-%, -0-% and 81.6%, respectively of the software segment.

NOTE 13 -  SUPPLEMENTAL FINANCIAL INFORMATION FOR THE THREE MONTHS ENDED
           (UNAUDITED):


                             June 30,       March 31,    December 31,   September 30,
                               2002           2002           2001           2001
                           -----------    -----------    -----------    -----------

Net sales                  $ 8,488,273    $10,876,246    $ 7,619,339    $12,048,185
                           ===========    ===========    ===========    ===========

Gross profit               $   818,123    $ 1,221,057    $ 1,057,684    $ 2,334,491
                           ===========    ===========    ===========    ===========

Net income (loss)          ($1,129,809)   ($  462,774)   ($  181,115)   $    97,290
                           ===========    ===========    ===========    ===========

Income (loss) per share:
  Basic                    ($     0.15)   ($     0.07)   ($     0.03)   $      0.01
                           ===========    ===========    ===========    ===========

  Diluted                  ($     0.15)   ($     0.07)   ($     0.03)   $      0.01
                           ===========    ===========    ===========    ===========


                             June 30,       March 31,    December 31,   September 30,
                               2001           2001           2000           2000
                           -----------    -----------    -----------    -----------

Net sales                  $10,570,525    $14,096,629    $13,435,293    $14,948,683
                           ===========    ===========    ===========    ===========

Gross profit               $   982,680    $ 1,306,619    $ 1,803,946    $ 2,190,346
                           ===========    ===========    ===========    ===========

Net income (loss)          ($2,712,642)   ($1,136,289)   ($  421,365)   ($  254,838)
                           ===========    ===========    ===========    ===========

Loss per share:
  Basic                    ($     0.38)   ($     0.16)   ($     0.06)   ($     0.04)
                           ===========    ===========    ===========    ===========

  Diluted                  ($     0.38)   ($     0.16)   ($     0.06)   ($     0.04)
                           ===========    ===========    ===========    ===========

                                    EXHIBITS
                                    --------


Number            Description
------            -----------

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