Form 10-Q
period 2002-12-31
ATEC GROUP INC
filed 2003-02-12
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------



                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______


                         Commission File Number 0-22710


                                ATEC GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3673965
------------------------------                            ----------------------
State or other jurisdiction of                               (I.R.S. Employer
 corporation or organization)                             Identification Number)

    69 Mall Drive, Commack, New York                                    11725
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

          Issuer's telephone number, including area code (631) 543-2800
                                                         --------------


    -------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

  As of the close of business on December 31, 2003, there were 7,719,326 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.
                                ----------------


TABLE OF CONTENTS


PART I   Financial Information                                              Page
------   ---------------------                                              ----

Item 1.  Financial Statements.............................................   1-9

Item 2.  Managements Discussion & Analysis of
         Financial Condition and Results of Operations.................... 10-14

Item 3.  Quantitative and Qualitative Disclosures about Market............    14

Item 4.  Controls and Procedures..........................................    14

Item 4.  Forward Looking Statements and Associated Risks..................    15


PART II  Other Information Required in Report
-------  ------------------------------------

Item 1.  Legal Proceedings................................................    16

Item 2.  Changes in Securities and use of Proceeds........................    16

Item 3.  Defaults Upon Senior Securities..................................    16

Item 4.  Submission of Matters to a Vote of Security Holders..............    16

Item 5.  Other Information................................................    16

Item 6.  Exhibits and Report on Form 8K...................................    16

Signatures Page...........................................................    17

Certifications............................................................ 18-20

Exhibits.................................................................. 21-24

                                     PART 1

                              FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   UNAUDITED          AUDITED
                                                   31-Dec-02         30-Jun-02
                                                 ------------      ------------
ASSETS
Current Assets
   Cash and cash equivalents                     $  1,171,484      $  1,382,722
   Accounts receivable, net                         3,217,322         3,166,078
   Inventories                                        587,313           602,792
   Deferred taxes                                     401,493           401,493
   Other current assets                               594,485           858,682
                                                 ------------      ------------
      Total currrent assets                         5,972,097         6,411,767
                                                 ------------      ------------

Property and equipment, net                           213,531           290,040
Goodwill, net                                         864,961           864,961
Other assets                                          155,169           235,182
                                                 ------------      ------------
                                                 $  7,205,758      $  7,801,950
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Revolving inventory line of credit            $    344,061      $    368,292
   Accounts payable                                   922,922         1,114,071
   Accrued expenses                                   262,717           585,795
   Deferred income                                         --            26,976
   Other current liabilities                          321,021           654,182
                                                 ------------      ------------
      Total liabilities                             1,850,721         2,749,316
                                                 ------------      ------------
Stockholders' equity
   Preferred stocks                                   835,582           835,582
   Common stock                                        74,415            73,435
   Additional paid-in capital                      12,177,016        11,815,397
   Discount on preferred stock                       (742,740)         (742,740)
   Retained earnings  (deficit)                    (6,191,369)       (6,219,452)
   Treasury stock at cost                            (797,867)         (709,588)
                                                 ------------      ------------
      Total stockholders' equity                    5,355,037         5,052,634
                                                 ------------      ------------
                                                 $  7,205,758      $  7,801,950
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31


                                                         2002           2001
                                                     -----------    -----------

Net sales                                            $ 8,191,014    $ 7,619,339

Cost of sales                                          7,475,660      6,561,655
                                                     -----------    -----------

Gross profit                                             715,354      1,057,684
                                                     -----------    -----------

Operating expenses
   Selling and administrative                            740,536      1,330,971
                                                     -----------    -----------
      Total operating expenses                           740,536      1,330,971
                                                     -----------    -----------

Loss from operations                                     (25,182)      (273,287)
                                                     -----------    -----------

Other income (expense)
   Miscelleneous income                                      172         17,598
    Interest income                                        8,325         10,042
    Interest expensse                                         --           (268)
                                                     -----------    -----------

      Total other (expense) income                         8,497         27,372
                                                     -----------    -----------

Loss before provision for income taxes                   (16,685)      (245,915)


Provision [benefit] for income taxes                          --        (64,800)
                                                     -----------    -----------

Net loss                                             $   (16,685)   $  (181,115)
                                                     ===========    ===========

Net earnings (loss) per share-basic and diluted      $     (0.00)   $     (0.03)
                                                     ===========    ===========

Weighted average number of shares-basic                7,860,378      7,021,644
                                                     ===========    ===========

Weighted average number of shares-diluted              7,860,378      7,021,644
                                                     ===========    ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                          SIX MONTHS ENDED DECEMBER 31


                                                        2002           2001
                                                    ------------   ------------

Net sales                                           $ 17,836,710   $ 19,667,524

Cost of sales                                         15,356,764     16,275,349
                                                    ------------   ------------

Gross profit                                           2,479,946      3,392,175
                                                    ------------   ------------

Operating expenses
   Selling and administrative                          2,476,070      3,517,870
                                                    ------------   ------------
      Total (loss) operating expenses                  2,476,070      3,517,870
                                                    ------------   ------------

Income (loss) from operations                              3,876       (125,695)
                                                    ------------   ------------

Other income (expense)
   Miscellaneous income                                   12,212         17,598
    Interest income                                       15,495         24,540
    Interest expense                                          --           (268)
                                                    ------------   ------------

      Total other (expense) income                        27,707         41,870
                                                    ------------   ------------

Income (loss) before provision for income taxes           31,583        (83,825)

Provision [benefit] for income taxes                       3,500             --
                                                    ------------   ------------

Net income (loss)                                   $     28,083   $    (83,825)
                                                    ============   ============


Net earnings (loss) per share-basic and diluted     $       0.00   $      (0.01)
                                                    ============   ============

Weighted average number of shares-basic                7,841,567      7,055,044
                                                    ============   ============

Weighted average number of shares-diluted              7,841,567      7,055,044
                                                    ============   ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31


                                                          2002          2001
                                                      -----------   -----------

Net cash provided by (used in) operating
   activities                                         $   (95,167)  $ 1,340,606
                                                      -----------   -----------

Cash flows from investing activities:
   Purchase of Treasury Stock                             (88,279)      (54,375)
   Purchase of property and equipment                      (3,561)           --
                                                      -----------   -----------

Net cash (used in) provided by
   investing activities                                   (91,840)      (54,375)
                                                      -----------   -----------

Cash flows from financing activities:
   Short term borrowings (repayments)                     (24,231)     (631,343)
                                                      -----------   -----------

Net cash (used in) provided by financing activities       (24,231)     (631,343)
                                                      -----------   -----------
Net increase (decrease) in cash                          (211,238)      654,888

Cash and cash equivalents - Beginning of Period         1,382,722     1,555,020
                                                      -----------   -----------

Cash and cash equivalents - End of period             $ 1,171,484   $ 2,209,908
                                                      ===========   ===========

                                                          ATEC GROUP, INC
                                     UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                SIX MONTHS ENDING DECEMBER 31, 2002



                                           Common      Value       Series      Value      Additional    Discount on     Retained
                                           Shares     Common     Preferred   Preferred      Paid in      Preferred      Earnings
                                           Issued      Stock       Issued      Stock        Capital        Stock        (Deficit)
                                         ---------   ---------   ---------   ---------   ------------   -----------   ------------

Balance at June 30, 2002                 7,304,971   $  73,435     424,429   $ 835,582   $11,815,397    ($742,740)   ($ 6,219,452)
Contributed Capital                                                                           30,082
  Stock issued for services                980,000   $     980                               361,619
  Costs related to Contributed Capital                                                       (30,082)
  Purchase of Treasury Stock
Net income for the Six months Ended
  December 31, 2002                                                                                                   $    28,083
                                         ----------------------------------------------------------------------------------------
Balance at December 31, 2002             8,284,971   $  74,415     424,429   $ 835,582   $12,177,016    ($742,740)   ($ 6,191,369)
                                         ========================================================================================


                                             Treasury Stock          Total
                                             --------------      Stockholders'
                                           Shares      Amount        Equity
                                         ---------   ---------    -----------

Balance at June 30, 2002                 (378,345)   ($709,588)   $ 5,052,634
Contributed Capital                                                    30,082
  Stock issued for services                                           362,599
  Costs related to Contributed Capital                                (30,082)
  Purchase of Treasury Stock             (187,300)   ($ 88,279)       (88,279)
Net income for the Six months Ended
  December 31, 2002                                                    28,083
                                         ------------------------------------
Balance at December 31, 2002             (565,645)   ($797,867)   $ 5,355,037
                                         ====================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's report on Form 10-K, as amended, for the year ended June 30, 2002.

2.   Equity Securities

Capital Stock

The Company's capital stock consists of the following:

                                                           Shares
                                                           Issued
                                              Shares         and
December 31, 2002                           Authorized   Outstanding    Amount
                                            ----------   ----------   ----------

Preferred Stocks:
     Series A cumulative convertible            29,233        8,371   $      837
     Series B convertible                       12,704        1,458          145
     Series C convertible                      350,000      309,600      309,600
     Series  J convertible                     105,000      105,000      525,000
                                                         ----------   ----------

        Total preferred                                     424,429   $  835,582
                                                         ==========   ==========

   Common Stock                             70,000,000    8,284,971   $   74,361
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

5.   Income Taxes

         The Company's income tax provision consists of the following:

                                                               2002       2001
                                                             --------   --------
Current tax provision (benefit)
   Federal                                                   $  3,500   $     --
   State                                                           --         --
                                                             --------   --------
                                                                3,500         --
                                                             --------   --------

Deferred tax provision (benefit)
   Federal                                                         --     55,100
   State                                                           --      9,700
                                                                        --------
                                                                          64,800
                                                             --------   --------
Income tax provision (benefit)                               $     --   $ 64,800
                                                             ========   ========


         The deferred tax benefit results from differences in recognition of expenses for tax and financial statement purposes and for minimum tax provision for the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary difference.

                                                       December 31     June 30
                                                           2002          2002
                                                       -----------   -----------
Net operating loss carry forward                       $ 1,879,341   $ 1,879,341
Allowance for bad debts                                    109,489       134,836
                                                       -----------   -----------
   Total deferred tax assets                             1,988,830     2,014,177
Less: Valuation allowance for deferred tax assets        1,587,337     1,612,684
                                                       -----------   -----------

Total                                                  $   401,493   $   401,493
                                                       ===========   ===========

6.   Segment Information

         The Company is comprised of four business segments. These segments consist of the technology integration services (TIS), Business to Business (B to B), software and manufacturing divisions. Set forth below is net sales, net income (loss), capital expenditures, depreciation and identifiable assets of these segments.

                         FOR THREE MONTHS ENDING          FOR SIX MONTHS ENDING
                               DECEMBER 31,                    DECEMBER 31,
                           2002            2001            2002            2001
                       ------------    ------------    ------------    ------------
Net sales:
  TIS                  $  4,834,037    $  2,911,395    $  9,471,420    $  7,492,247
  B to B                  3,356,977       4,493,711       8,365,290      11,689,460
  Software                                    1,386                           1,386
  Manufacturing                             212,847                         484,431
                       ------------    ------------    ------------    ------------
                       $  8,191,014    $  7,619,339    $ 17,836,710    $ 19,667,524
                       ============    ============    ============    ============
Net income (loss):
  TIS                  $   (150,650)   $   (187,012)   $   (272,184)   $   (343,655)
  B to B                    149,426         455,199         527,007       1,284,698
  Software                                  (20,636)                        (44,351)
  Manufacturing                            (253,774)                       (347,115)
  Corporate                 (15,461)       (174,892)       (226,740)       (633,402)
                       ------------    ------------    ------------    ------------
                       $    (16,685)   $   (181,115)   $     28,083    $    (83,825)
                       ============    ============    ============    ============
Depreciation:
  TIS                  $     33,714    $     35,601    $     54,529    $     69,499
  B to B                      1,215           2,608           3,824           5,217
  Software                                       --                              --
  Manufacturing                                 723                           1,445
  Corporate                   4,573           4,078          21,716          10,875
                       ------------    ------------    ------------    ------------
                       $     39,502    $     43,010    $     80,069    $     87,036
                       ============    ============    ============    ============
Identifiable assets:
  TIS                  $  3,736,167    $  3,388,540    $  3,736,167    $  3,388,540
  B to B                  2,222,582       2,187,264       2,222,582       2,187,264
  Software                    3,853           3,853           3,853           3,853
  Manufacturing                             707,335                         707,335
  Corporate               1,243,156       2,610,795       1,243,156       2,610,795
                       ------------    ------------    ------------    ------------
                       $  7,205,758    $  8,897,787    $  7,205,758    $  8,897,787
                       ============    ============    ============    ============

Item 2 - Managements Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of operations.
--------------

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

On November 25, 2002, we:

    1. entered into a Capital Stock Exchange Agreement with Interpharm, Inc., a manufacturer of generic pharmaceuticals, and all of the shareholders of Interpharm, pursuant to which, subject to approval from our stockholders, we plan to acquire all of the issued and outstanding stock of Interpharm (the "Acquisition"); and
    2. entered into an Asset Purchase Agreement with Baar Group, an entity owned by most of our current management, whereby Baar Group agreed to purchase our assets and assume substantially all of our liabilities for a purchase price of $4,278,184, subject to certain adjustments at closing (the "Management Buyout").

These transactions are described in greater detail in our amended Preliminary Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 11, 2003 (the "Proxy Statement").

The following discussion relates to our current business. For similar information related to the business of Interpharm, please see "Management's Discussions and Analysis of Financial Condition and Results of Operations" commencing on page 25 of the Proxy Statement.


Results of Operations
---------------------

Three months ended December 31, 2002, compared to three months ended December
-----------------------------------------------------------------------------
31, 2001.
---------

Our revenues for the second quarter ended December 31, 2002 increased to $8.2 million from $7.6 million for the prior year, an increase of approximately 8%. Of this increase, $1.9 million or 66% was attributable to hardware sales by our TIS divisions. Those increases were offset by a decline of $1,100,000 or 25% in the B2B division and $200,000 of manufacturing revenues as compared to 2001. Revenues are generated by our sales of computer hardware and software, and related support services. Gross margin for the period decreased to $715,000 for the quarter ended December 31, 2002 from $1.1 million for the comparable 2001 quarter, a 32% decrease. Gross margins as a percentage of revenues for the quarter were 9 % as compared to 14% for the prior year, due to lower margins on hardware sales.

Selling, general and administrative expenses for the three months ended, December 31, 2002 decreased to $741,000 as compared to $1.3 million for the comparable period in 2001. The decrease is primarily due to changes in accounting estimates for litigation claims and judgments against the Company for which the statute of limitations has expired totaling $219,000; lower compensation expense, due to reduced headcount of approximately $250,000, and; a reduction of approximately $60,000 relating to the provision for doubtful accounts in the quarter ended December 31, 2002. The income tax benefit was $0 for the 2002 quarter as compared to $64,800 for 2001 quarter.

As a result of the above, our net loss was $16,685 for the three months ended December 31, 2002 compared to net loss of $181,115 for the 2001 quarter. For the December 31, 2002 quarter, net loss per share was $.00 compared to net loss of $.03 in the prior year. Average shares outstanding were 7,860,378 for 2002 and 7,021,644 for 2001.


Six Months Ending December 31, 2002 compared to December 31, 2001.
------------------------------------------------------------------

Our revenues for the six months ending December 31, 2002 decreased to $17.8 million from $19.7 million for the prior year, a decrease of approximately 9%. This decrease is attributable to a significant drop in sales of $3.3 million in our B2B division offset by a $2 million increase in sales in our TIS divisions and $484,000 of manufacturing revenues in 2001. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period decreased to $2.5 million for December 31, 2002 from $3.4 for the comparable 2001 quarter. Gross margin as a percentage of revenues for the quarter were 14% as compared to 17% for the prior year, due to lower margins on hardware sales.

Selling, general and administrative expenses for the six months December 31, 2002 decreased $1,100,000, or 30% to $2.4 million as compared to $3.5 million for the prior year. The decrease is primarily due to lower compensation expense of $789,000 due to a reduction of 20 employees and the reversal of accruals of $219,000 for estimates relating to old litigation for which the statue of limitations has expired. The income tax provision was $3,500 for the 2002 period as compared to a benefit of $0 for the prior year.

As a result of the above, our net income was $28,083 for the six months ended December 31, 2002 compared to net loss of $83,825 for the 2001 quarter. For the six months ended December 31, 2002, net income per share was $.00 compared to net loss per share of $.01 in the prior year. Average shares outstanding were 7,841,567 for 2002 and 7,055,044 for 2001.

Liquidity and capital resources.

Our cash position was $1,171,484 at December 31, 2002, a decrease of $211,238 as compared to June 30, 2002. Our working capital at December 31, 2002 was $4,121,376 as compared to a working capital of $3,662,451 at June 30, 2002. Net cash used by operating activities was $95,167. Cash used for investing activities totaled $91,840 for the purchase of Treasury Stock and fixed assets.

To accommodate our financial needs for inventory financing, IBM Credit granted us a credit line in the amount of $750,000. At December 31, 2002, our indebtedness to IBM Credit was $344,061, a decrease of $24,231, as compared to June 30, 2002.

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

         As a result of the rapid changes that are taking place in computer and networking technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The computer industry has experienced rapid declines in average selling prices of personal computers. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average-selling prices will not continue to decline or that we will be able to offset declines in average selling prices with increases in units shipped.


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


ITEM 4 - Controls and Procedures
--------------------------------

ATEC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors (collectively, "Factors") which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such Factors related to our current business operations include but are not limited to:

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

         Whether and when we complete the Acquisition and/or the Management Buyout clearly will materially affect our forward-looking statements. For disclosure about material Factors related to Interpharm's business operations, see "Forward-Looking Statements" commencing on page 33 of the Proxy Statement.

         The words "believe, expect, anticipate, intend and plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                        Atec Group, Inc. and Subsidiaries
                                      Other
                                   Information
                                December 31, 2003

                                     PART II
                                OTHER INFORMATION


Item 1.- Legal Proceedings - None

Item 2.- Changes in Securities and use of Proceeds -  None

Item 3.- Defaults Upon Senior Securities - None

Item 4.- Submission of Matters to a Vote of Security Holders - None

Item 5.- Other Information - On November 25, 2002, we:

    1. entered into a Capital Stock Exchange Agreement with Interpharm, Inc., a manufacturer of generic pharmaceuticals, and all of the shareholders of Interpharm, pursuant to which, subject to approval from our stockholders, we plan to acquire all of the issued and outstanding stock of Interpharm (the "Acquisition"); and
    2. entered into an Asset Purchase Agreement with Baar Group, an entity owned by most of our current management, whereby Baar Group agreed to purchase our assets and assume substantially all of our liabilities for a purchase price of $4,278,184, subject to certain adjustments at closing (the "Management Buyout").

These transactions are described in greater detail in our amended Preliminary Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 11, 2003.

Item 6.- Exhibits and Report on Form 8K - On November 25 we filed a report that announced the proposed Acquisition of Interpharm, Inc. and Management Buyout.

                                   Signatures
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ATEC GROUP, INC.
                                       (Registrant)



Date: February 12, 2003

                                       By: /s/ JAMES J. CHARLES
                                           ---------------------------
                                           James J. Charles,
                                           Chief Financial Officer
                                           (Duly authorized to sign on behalf of
                                           registrant)

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

February 12, 2003




/s/ BALWINDER SINGH BATHLA
-----------------------------------
Chief Executive Officer

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

February 12, 2003




/s/ JAMES J. CHARLES
-----------------------------------
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Ashok Rametra, President of ATEC Group, Inc. (the "Registrant"), certify that:

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

February 12, 2003




/s/ ASHOK RAMETRA
-----------------------------------
President

                                    Exhibits
                                    --------


Number            Description
------            -----------

99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification of President pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002