Form 10-Q/A
period 2002-12-31
ATEC GROUP INC
filed 2003-05-02
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                  FORM 10-Q/A-1

                              --------------------

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Quarter Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _____________ to _____________


                         Commission File Number 0-22710


                                ATEC GROUP, INC.
           ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                         13-3673965
           ------------------------------------------------------------
           State or other jurisdiction of          (I.R.S. Employer
            corporation or organization)         Identification Number)


            69 Mall Drive, Commack, New York               11725
           ------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)


          Issuer's telephone number, including area code (631) 543-2800
                                                         --------------


           ------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]


 As of the close of business on December 31, 2002, there were 7,719,326 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.
                                ----------------


TABLE OF CONTENTS


PART I     Financial Information                                            Page
------     ---------------------                                            ----

Item 1.    Financial Statements.............................................1-9

Item 2.    Managements Discussion & Analysis of
           Financial Condition and Results of Operations..................10-14

Item 3.    Quantitative and Qualitative Disclosures about Market.............14

Item 4.    Controls and Procedures...........................................15


PART II    Other Information Required in Report
-------    ------------------------------------

Item 1.    Legal Proceedings.................................................16

Item 2.    Changes in Securities and use of Proceeds.........................16

Item 3.    Defaults Upon Senior Securities...................................16

Item 4.    Submission of Matters to a Vote of Security Holders...............16

Item 5.    Other Information.................................................16

Item 6.    Exhibits and Report on Form 8K....................................16

Signatures Page..............................................................17

Certifications............................................................18-20

Exhibits..................................................................21-24

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   UNAUDITED        AUDITED
                                                   31-Dec-02       30-Jun-02
                                                 ------------    ------------
ASSETS
Current Assets
  Cash and cash equivalents                      $  1,171,484    $  1,382,722
  Accounts receivable, net                          3,217,322       3,166,078
  Inventories                                         587,313         602,792
  Deferred taxes                                      401,493         401,493
  Other current assets                                432,485         858,682
                                                 ------------    ------------
      Total currrent assets                         5,810,097       6,411,767
                                                 ------------    ------------

Property and equipment, net                           213,531         290,040
Goodwill, net                                             -0-         864,961
Other assets                                          155,169         235,182
                                                 ------------    ------------
                                                 $  6,178,797    $  7,801,950
                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving inventory line of credit             $    344,061    $    368,292
  Accounts payable                                    922,922       1,114,071
  Accrued expenses                                    377,217         585,795
  Deferred income                                          --          26,976
  Other current liabilities                           321,021         654,182
                                                 ------------    ------------
      Total liabilities                             1,965,221       2,749,316
                                                 ------------    ------------
Stockholders' equity
  Preferred stocks                                    835,582         835,582
  Common stock                                         74,415          73,435
  Additional paid-in capital                       12,177,016      11,815,397
  Discount on preferred stock                        (742,740)       (742,740)
  Retained earnings  (deficit)                     (7,332,830)     (6,219,452)
  Treasury stock at cost                             (797,867)       (709,588)
                                                 ------------    ------------
       Total stockholders' equity                   4,213,576       5,052,634
                                                 ------------    ------------
                                                 $  6,178,797    $  7,801,950
                                                 ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31

                                                       2002            2001
                                                   ------------    ------------

Net sales                                          $  8,191,014    $  7,619,339

Cost of sales                                         7,475,660       6,561,655
                                                   ------------    ------------

Gross profit                                            715,354       1,057,684
                                                   ------------    ------------
Operating expenses
  Selling and administrative                            858,536       1,330,971
  Impariment of Goodwill and other assets             1,026,961             -0-
                                                   ------------    ------------
      Total operating expenses                        1,885,497       1,330,971
                                                   ------------    ------------

Loss from operations                                 (1,170,143)       (273,287)
                                                   ------------    ------------
Other income (expense)
  Miscelleneous income                                      172          17,598
  Interest income                                         8,325          10,042
  Interest expensse                                          --            (268)
                                                   ------------    ------------

      Total other (expense) income                        8,497          27,372
                                                   ------------    ------------

Loss before provision for income taxes               (1,161,646)       (245,915)

Provision [benefit] for income taxes                         --         (64,800)
                                                   ------------    ------------

Net loss                                           $ (1,161,646)   $   (181,115)
                                                   ============    ============

Net earnings (loss) per share-basic and diluted    $      (0.15)   $      (0.03)
                                                   ============    ============

Weighted average number of shares-basic               7,860,378       7,021,644
                                                   ============    ============

Weighted average number of shares-diluted             7,860,378       7,021,644
                                                   ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                          SIX MONTHS ENDED DECEMBER 31


                                                       2002            2001
                                                   ------------    ------------

Net sales                                          $ 17,836,710    $ 19,667,524

Cost of sales                                        15,356,764      16,275,349
                                                   ------------    ------------

Gross profit                                          2,479,946       3,392,175
                                                   ------------    ------------
Operating expenses
  Selling and administrative                          2,594,070       3,517,870
  Impairment of Goodwill and other assets             1,026,961             -0-
                                                   ------------    ------------
      Total(loss)operating expenses                   3,621,031       3,517,870
                                                   ------------    ------------

Income (loss) from operations                        (1,141,085)       (125,695)
                                                   ------------    ------------
Other income (expense)
  Miscellaneous income                                   12,212          17,598
  Interest income                                        15,495          24,540
  Interest expense                                           --            (268)
                                                   ------------    ------------

      Total other (expense) income                       27,707          41,870
                                                   ------------    ------------

Income (loss) before provision for income taxes      (1,113,378)        (83,825)

Provision [benefit] for income taxes                        -0-              --
                                                   ------------    ------------

Net income (loss)                                  $ (1,113,378)   $    (83,825)
                                                   ============    ============


Net earnings (loss) per share-basic and diluted    $      (0.14)   $      (0.01)
                                                   ============    ============

Weighted average number of shares-basic               7,841,567       7,055,044
                                                   ============    ============

Weighted average number of shares-diluted             7,841,567       7,055,044
                                                   ============    ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31

                                                               2002            2001
                                                           ------------    ------------
Net cash provided by (used in) operating
  activities                                               $    (95,167)   $  1,340,606
                                                           ------------    ------------
Cash flows from investing activities:
  Purchase of Treasury Stock                                    (88,279)        (54,375)
  Purchase of property and equipment                             (3,561)             --
                                                           ------------    ------------
Net cash (used in) provided by
  investing activities                                          (91,840)        (54,375)
                                                           ------------    ------------

Cash flows from financing activities:

  Short term borrowings (repayments)                            (24,231)       (631,343)
                                                           ------------    ------------

Net cash (used in) provided by financing activities             (24,231)       (631,343)
                                                           ------------    ------------
Net increase (decrease) in cash                                (211,238)        654,888

Cash and cash equivalents - Beginning of Period               1,382,722       1,555,020
                                                           ------------    ------------

Cash and cash equivalents - End of period                  $  1,171,484    $  2,209,908
                                                           ============    ============

                                 ATEC GROUP, INC
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDING DECEMBER 31, 2002

                                         Common         Value       Series        Value     Additional
                                         Shares         Common     Preferred    Preferred     Paid in
                                         Issued         Stock       Issued        Stock       Capital
                                        ---------    -----------   --------     ---------   -----------
Balance at June 30, 2002                7,304,971    $    73,435    424,429     $ 835,582   $11,815,397
Contributed Capital                                                                              30,082
 Stock issued for services                980,000    $       980                                361,619
 Costs related to Contributed Capital                                                           (30,082)
 Purchase of Treasury Stock
Net income for the Six months Ended
 December 31, 2002
                                        ---------    -----------   --------     ---------   -----------
Balance at December 31, 2002            8,284,971    $    74,415    424,429     $ 835,582   $12,177,016
                                        =========    ===========   ========     =========   ===========

                                       Discount on    Retained         Treasury Stock          Total
                                        Preferred     Earnings      ---------------------   Stockholders'
                                          Stock       (Deficit)      Shares       Amount       Equity
                                        ---------    -----------    --------    ---------   -----------
Balance at June 30, 2002                ($742,740)   ($6,219,452)   (378,345)   ($709,588)  $ 5,052,634
Contributed Capital                                                                              30,082
 Stock issued for services                                                                      362,599
 Costs related to Contributed Capital                                                           (30,082)
 Purchase of Treasury Stock                                         (187,300)    ($88,279)      (88,279)
Net income for the Six months Ended
 December 31, 2002                                   ($1,113,378)                            (1,113,378)
                                        ---------    -----------    --------    ---------   -----------
Balance at December 31, 2002            ($742,740)   ($7,332,830)   (565,645)   ($797,867)  $ 4,213,576
                                        =========    ===========    ========    =========   ===========

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

2.  Proposed Acquisition and disposition of business:

     1. on November 25, 2002 we entered into a Capital Stock Exchange Agreement with Interpharm, Inc., a manufacturer of generic pharmaceuticals, and all of the shareholders of Interpharm, pursuant to which, subject to approval from our stockholders, we plan to acquire all of the issued and outstanding stock of Interpharm (the "Acquisition"); and
     2. entered into an Asset Purchase Agreement with Baar Group, an entity owned by most of our current management, whereby Baar Group agreed to purchase our assets and assume substantially all of our liabilities for a purchase price of $4,278,184 (the net purchase price is $2.75 million in cash and notes, the retention of approximately $1.2 million in cash and the assumption of approximately$1.7 million in liabilities), subject to certain adjustments at closing (the "Management Buyout").

These transactions are described in great detail in our amended Preliminary Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 11, 2003.

3.  Equity Securities

Capital Stock


The Company's capital stock consists of the following:

                                                         Shares
                                                         Issued
                                           Shares          and
December 31, 2002                        Authorized    Outstanding      Amount
                                         ----------    -----------    ----------
Preferred Stocks:
    Series A cumulative convertible          29,233          8,371    $      837
    Series B convertible                     12,704          1,458           145
    Series C convertible                    350,000        309,600       309,600
    Series J convertible                    105,000        105,000       525,000
                                                       -----------    ----------

       Total preferred                                     424,429    $  835,582
                                                       ===========    ==========

    Common Stock                         70,000,000      7,719,326    $   74,361
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

On November 25, 2002 we entered into an agreement to sell our computer operations to an entity owned by certain members of our current management. Management performed a current impairment evaluation due to the change in circumstance. As a result of this evaluation, the Company has concluded that there was an impairment of our goodwill of $864,961. In addition, pursuant to SFAS144, due to a change in circumstances, the Company recorded an impairment loss related to its deferred compensation asset in the amount of $162,000.

6.  Income Taxes

         The Company's income tax provision consists of the following:

                                                         2002           2001
                                                      ----------     ----------
Current tax provision (benefit)
  Federal                                             $       --     $       --
  State                                                       --             --
                                                      ----------     ----------
                                                           3,500             --
                                                      ----------     ----------
Deferred tax provision (benefit)
  Federal                                                     --         55,100
  State                                                       --          9,700
                                                                     ----------
                                                                         64,800
                                                      ----------     ----------
Income tax provision (benefit)                        $       --     $   64,800
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

                                                      December 31     June 30
                                                         2002           2002
                                                      ----------     ----------
Net operating loss carry forward                      $1,879,341     $1,879,341
Allowance for bad debts                                  109,489        134,836
                                                      ----------     ----------
  Total deferred tax assets                            1,988,830      2,014,177
Less: Valuation allowance for deferred tax assets      1,587,337      1,612,684
                                                      ----------     ----------

Total                                                 $  401,493     $  401,493
                                                      ==========     ==========

7.  Segment Information

         The Company is comprised of four business segments. These segments consist of the technology integration services (TIS), Business to Business (B to B), software and manufacturing divisions. Set forth below is net sales, net income (loss), capital expenditures, depreciation and identifiable assets of these segments.

                         FOR THREE MONTHS ENDING           FOR SIX MONTHS ENDING
                                DECEMBER 31,                    DECEMBER 31,

                           2002            2001            2002            2001
                       ------------    ------------    ------------    ------------
Net sales:
  TIS                  $  4,834,037    $  2,911,395    $  9,471,420    $  7,492,247
  B to B                  3,356,977       4,493,711       8,365,290      11,689,460
  Software                                    1,386                           1,386
  Manufacturing                             212,847                         484,431
                       ------------    ------------    ------------    ------------
                       $  8,191,014    $  7,619,339    $ 17,836,710    $ 19,667,524
                       ============    ============    ============    ============
Net income (loss):
  TIS                  $   (150,650)   $   (187,012)   $   (272,184)   $   (343,655)
  B to B                   (715,535)        455,199         527,007       1,284,698
  Software                                  (20,636)                        (44,351)
  Manufacturing                            (253,774)                       (347,115)
  Corporate                (295,461)       (174,892)     (1,368,201)       (633,402)
                       ------------    ------------    ------------    ------------
                       $ (1,161,646)   $   (181,115)   $ (1,113,378)   $    (83,825)
                       ============    ============    ============    ============
Depreciation:
  TIS                  $     33,714    $     35,601    $     54,529    $     69,499
  B to B                      1,215           2,608           3,824           5,217
  Software                                       --                              --
  Manufacturing                                 723                           1,445
  Corporate                   4,573           4,078          21,716          10,875
                       ------------    ------------    ------------    ------------
                       $     39,502    $     43,010    $     80,069    $     87,036
                       ============    ============    ============    ============
Identifiable assets:
  TIS                  $  3,736,167    $  3,388,540    $  3,736,167    $  3,388,540
  B to B                  1,357,621       1,357,621       2,222,582       2,187,264
  Software                    3,853           3,853           3,853           3,853
  Manufacturing                             707,335                         707,335
  Corporate               1,081,156       1,081,156         216,195       2,610,795
                       ------------    ------------    ------------    ------------
                       $  6,178,797    $  8,897,787    $  6,178,797    $  8,897,787
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

On November 25, 2002, we:

     1. entered into a Capital Stock Exchange Agreement with Interpharm, Inc., a manufacturer of generic pharmaceuticals, and all of the shareholders of Interpharm, pursuant to which, subject to approval from our stockholders, we plan to acquire all of the issued and outstanding stock of Interpharm (the "Acquisition"); and
     2. entered into an Asset Purchase Agreement with Baar Group, an entity owned by most of our current management, whereby Baar Group agreed to purchase our assets and assume substantially all of our liabilities for a purchase price of $4,278,184 (the net purchase price is $2.7 million in cash and notes, the retention of approximately $1.2 million in cash and the assumption of approximately $1.7 million in liabilities), subject to certain adjustments at closing (the "Management Buyout").

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

Results of Operations
---------------------

Three months ended December 31, 2002, compared to three months ended December 31, 2001.
-----------------------------------------------------------------------------

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

Selling, general and administrative expenses for the three months ended, December 31, 2002 decreased to $858,536 as compared to $1.3 million for the comparable period in 2001. The decrease is primarily due to changes in accounting estimates for litigation totaling $101,000; lower compensation expense, due to reduced headcount of approximately $250,000, and; a reduction of approximately $60,000 relating to the provision for doubtful accounts in the quarter ended December 31, 2002. During the quarter we incurred an impairment of our goodwill of $864,961 and other assets of $162,000, as a result of entering into the Asset Purchase agreement with Baar Group. The income tax benefit was $0 for the 2002 quarter as compared to $64,800 for 2001 quarter.

As a result of the above, our net loss was $1,161,646 for the three months ended December 31, 2002 compared to net loss of $181,115 for the 2001 quarter. For the December 31, 2002 quarter, net loss per share was $.15 compared to net loss of $.03 in the prior year. Average shares outstanding were 7,860,378 for 2002 and 7,021,644 for 2001.

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

Selling, general and administrative expenses for the six months December 31, 2002 decreased $1,000,000, or 29% to $2.5 million as compared to $3.5 million for the prior year. The decrease is primarily due to lower compensation expense of $789,000 due to a reduction of 20 employees and changes in accounting estimates for litigation claims totaling $101,000 for legal matters that were settled in the period. During the quarter we incurred an impairment of our goodwill of $864,961 and other assets of $162,000 as a result of entering into the Asset Purchase agreement with Baar Group.

As a result of the above, our net loss was $1,113,378 for the six months ended December 31, 2002 compared to net loss of $83,825 for the 2001 quarter. For the six months ended December 31, 2002, net loss per share was $.14 compared to net loss per share of $.01 in the prior year. Average shares outstanding were 7,841,567 for 2002 and 7,055,044 for 2001.

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

         We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. As a result of the asset purchase agreement entered into between the Company and Baar Group on November 25, 2002, we have recorded an impairment charge of $864,961 relating to our goodwill in the period, which had a material impact on our results of operations.

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


Date:  April 22, 2003

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

1. I have reviewed this quarterly report on Form 10-Q/A-1 of the Registrant;

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


April 22, 2003


/s/ BALWINDER SINGH BATHLA
----------------------------------
Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, James J. Charles, Chief Financial Officer of ATEC Group, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q/A-1 of the Registrant;

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


April 22, 2003


/s/ JAMES J. CHARLES
----------------------------------
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Ashok Rametra, President of ATEC Group, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q /A-1 of the Registrant;

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


April 22, 2003


/s/ ASHOK RAMETRA
----------------------------------
President

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