Form 10-Q
period 2003-03-31
ATEC GROUP INC
filed 2003-05-14
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              --------------------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the Transition Period
                            from ________ to ________

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

                              --------------------


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

       As of the close of business on March 31, 2003, there were 8,026,128 shares of the Registrant's Common Stock outstanding.

                                ATEC GROUP, INC.


TABLE OF CONTENTS


PART I   Financial Information                                              Page
------   ---------------------

Item 1.  Financial Statements .........................................      1-9

Item 2.  Managements Discussion & Analysis of
         Financial Condition and Results of Operations ................    10-14

Item 3.  Quantitative and Qualitative Disclosures about Market ........       14

Item 4.  Controls and Procedures ......................................       14

Item 4.  Forward Looking Statements and Associated Risks ..............       15


PART II  Other Information Required in Report
-------  ------------------------------------

Item 1.  Legal Proceedings ............................................       16

Item 2.  Changes in Securities and use of Proceeds ....................       16

Item 3.  Defaults Upon Senior Securities ..............................       16

Item 4.  Submission of Matters to a Vote of Security Holders ..........       16

Item 5.  Other Information ............................................       16

Item 6.  Exhibits and Report on Form 8K ...............................       16

Signatures Page .......................................................       17

Certifications ........................................................    18-20

Exhibits ..............................................................    21-24

                                     PART 1

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                        ATEC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   UNAUDITED          AUDITED
ASSETS                                             31-Mar-03         30-Jun-02
                                                 ------------      ------------
Current Assets
     Cash and cash equivalents                   $  1,002,272      $  1,382,722
     Accounts receivable, net                       3,940,999         3,166,078
     Inventories                                      481,344           602,792
     Deferred taxes                                   401,493           401,493
     Other current assets                             807,725           858,682
                                                 ------------      ------------
          Total currrent assets                     6,633,833         6,411,767
                                                 ------------      ------------

Property and equipment, net                           188,140           290,040
Goodwill, net                                              --           864,961
Other assets                                           74,368           235,182
                                                 ------------      ------------
                                                 $  6,896,341      $  7,801,950
                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Revolving inventory line of credit          $    520,543      $    368,292
     Accounts payable                               1,231,296         1,114,071
     Accrued expenses                                 480,898           585,795
     Deferred income                                       --            26,976
     Other current liabilities                        381,931           654,182
                                                 ------------      ------------
          Total liabilities                         2,614,668         2,749,316
                                                 ------------      ------------
Stockholders' equity
     Preferred stocks                                 806,913           835,582
     Common stock                                      86,502            73,435
     Additional paid-in capital                    12,370,863        11,815,397
     Discount on preferred stock                     (717,005)         (742,740)
     Retained earnings  (deficit)                  (7,467,733)       (6,219,452)
     Treasury stock at cost                          (797,867)         (709,588)
                                                 ------------      ------------
          Total stockholders' equity                4,281,673         5,052,634
                                                 ------------      ------------
                                                 $  6,896,341      $  7,801,950
                                                 ============      ============

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31

                                                         2003           2002
                                                     -----------    -----------
Net sales                                            $ 9,856,564    $10,876,246

Cost of sales                                          8,330,885      9,655,189
                                                     -----------    -----------
Gross profit                                           1,525,679      1,221,057
                                                     -----------    -----------
Operating expenses
     Selling and administrative                        1,667,445      1,698,611
                                                     -----------    -----------
          Total operating expenses                     1,667,445      1,698,611
                                                     -----------    -----------
Loss from operations                                    (141,766)      (477,554)
                                                     -----------    -----------
Other income (expense)
     Miscelleneous income                                  2,500          4,679
       Interest income                                     4,363         10,101
                                                     -----------    -----------
          Total other (expense) income                     6,863         14,780
                                                     -----------    -----------
Loss before provision for income taxes                  (134,903)      (462,774)

Provision [benefit] for income taxes                          --             --
                                                     -----------    -----------
Net loss                                             $  (134,903)   $  (462,774)
                                                     ===========    ===========
Net earnings (loss) per share-basic and diluted      $     (0.02)   $     (0.07)
                                                     ===========    ===========
 Weighted average number of shares-basic               7,770,378      6,969,344
                                                     ===========    ===========
 Weighted average number of shares-diluted             7,770,378      6,969,344
                                                     ===========    ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31



                                                          2003          2002
                                                      -----------   -----------
Net sales                                             $27,693,274   $30,543,770

Cost of sales                                          23,687,648    25,930,538
                                                      -----------   -----------
Gross profit                                            4,005,626     4,613,232
                                                      -----------   -----------
Operating expenses
     Selling and administrative                         4,261,516     5,216,481
     Impairment of Goodwill and other assets            1,026,961            --
                                                      -----------   -----------
          Total(loss)operating expenses                 5,288,477     5,216,481
                                                      -----------   -----------
Income (loss) from operations                          (1,282,851)     (603,249)
                                                      -----------   -----------
Other income (expense)
    Miscellaneous income                                   14,712        22,277
     Interest income                                       19,858        34,641
     Interest expense                                          --          (268)
                                                      -----------   -----------
          Total other (expense) income                     34,570        56,650
                                                      -----------   -----------
Income (loss) before provision for income taxes        (1,248,281)     (546,599)

Provision (benefit) for income taxes                           --            --
                                                      -----------   -----------
Net income (loss)                                     $(1,248,281)  $  (546,599)
                                                      ===========   ===========
Net earnings (loss) per share-basic and diluted       $     (0.16)  $     (0.08)
                                                      ===========   ===========
 Weighted average number of shares-basic                7,770,378     7,026,937
                                                      ===========   ===========
 Weighted average number of shares-diluted              7,770,378     7,026,937
                                                      ===========   ===========

                        ATEC GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31



                                                          2003          2002
                                                      -----------   -----------
Net cash provided by (used in) operating  activities  $  (643,862)  $  (423,011)
                                                      -----------   -----------
Cash flows from investing activities:
     Purchase of Treasury Stock                           (88,279)      (54,375)
     Purchase of property and equipment                    (3,560)      (29,753)
                                                      -----------   -----------
Net cash (used in) provided by investing activities       (91,839)      (84,128)
                                                      -----------   -----------

Cash flows from financing activities:
     Exercise of Stock options                            203,000            --
     Short term borrowings (repayments)                   152,251      (632,235)
                                                      -----------   -----------
Net cash (used in) provided by  financing activities      355,251      (632,235)
Net increase (decrease) in cash                          (380,450)   (1,139,374)
                                                      -----------   -----------

Cash and cash equivalents - Beginning of Period         1,382,722     1,555,020
                                                      -----------   -----------
Cash and cash equivalents - End of period             $ 1,002,272   $   415,646
                                                      ===========   ===========

                                                           ATEC GROUP, INC
                                      UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  NINE MONTHS ENDING MARCH 31, 2003

                                                     Common          Value             Series         Value          Additional
                                                     Shares          Common          Preferred      Preferred          Paid in
                                                     Issued          Stock             Issued         Stock            Capital
                                                  ------------    ------------       ----------    ------------     ------------
Balance at June 30, 2002                             7,304,971    $     73,435         424,429     $    835,582     $ 11,815,397
Contributed Capital                                                                                                       30,082
  Stock issued for services                            980,000             926                                           361,673
  Costs related to Contributed Capital                                                                                   (30,082)
  Purchase of Treasury Stock
  Exercise of stock options and conversions of
  preferred stock                                      365,302          12,141         (29,335)         (28,669)         193,793
Net loss for the Nine months Ended
  March 31, 2003
                                                  ------------------------------------------------------------------------------
Balance at March 31, 2003                            8,650,273    $     86,502         395,094     $    806,913     $ 12,370,863
                                                  ==============================================================================


                                                  Discount on        Retained                Treasury Stock               Total
                                                   Preferred         Earnings           -------------------------     Stockholders'
                                                     Stock           (Deficit)           Shares         Amount           Equity
                                                  ------------     ------------         --------     ------------     ------------
Balance at June 30, 2002                          $   (742,740)    $ (6,219,452)        (378,345)    $   (709,588)    $  5,052,634
Contributed Capital                                                                                                         30,082
  Stock issued for services                                                                                                362,599
  Costs related to Contributed Capital                                                                                     (30,082)
  Purchase of Treasury Stock                                                            (245,800)         (88,279)         (88,279)
  Exercise of stock options and conversions of
  preferred stock                                       25,735                                                             203,000
Net loss for the Nine months Ended
  March 31, 2003                                                     (1,248,281)                                        (1,248,281)
                                                  --------------------------------------------------------------------------------
Balance at March 31, 2003                         $   (717,005)    $ (7,467,733)        (624,145)    $   (797,867)    $  4,281,673
                                                  ================================================================================

                        ATEC GROUP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                          QUARTER ENDED MARCH 31, 2003
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

2. Proposed Acquisition and disposition of business:

   on November 25, 2002:

1. we entered into a Capital Stock Exchange Agreement with Interpharm, Inc., a manufacturer of generic pharmaceuticals, and all of the shareholders of Interpharm, pursuant to which, subject to approval from our stockholders, we plan to acquire all of the issued and outstanding stock of Interpharm (the "Acquisition"); and

2. entered into an Asset Purchase Agreement with Baar Group, an entity owned by most of our current management, whereby Baar Group agreed to purchase our assets and assume substantially all of our liabilities for a purchase price of $4,278,184 (the net purchase price is $2.75 million in cash and notes, the retention of approximately $1.2 million in cash and the assumption of approximately $1.7 million in liabilities), subject to certain adjustments at closing (the "Management Buyout").

These transactions are described in greater detail in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2003.

3. Equity Securities

Capital Stock


The Company's capital stock consists of the following:

                                                           Shares
                                                           Issued
                                             Shares          and
March 31, 2003                             Authorized    Outstanding     Amount
                                           ----------    -----------    --------
Preferred Stocks:
     Series A cumulative convertible           29,233         7,631     $    763
     Series B convertible                      12,704         1,458          145
     Series C convertible                     350,000       281,005      281,005
     Series J convertible                     105,000       105,000      525,000
                                                          ---------     --------

     Total preferred                                        395,094     $806,913
                                                          =========     ========

Common Stock                               70,000,000     8,650,273     $ 86,503
                                                          =========     ========


4. Computation of Earnings (Loss) Per Share

Earnings (Loss) per share are based on the weighted average number of common and common equivalent shares outstanding.

5. Impairment of Goodwill and Deferred Compensation

The Company adopted Financial Accounting Standard Board (FASB) number 142 (SFAS142) effective July 1, 2001. SFAS142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

On November 25, 2002 we entered into an agreement to sell our computer operations to an entity owned by most of our current management. Management performed a current impairment evaluation due to the change in circumstances. As a result of this evaluation the Company has concluded that there was an impairment of our goodwill of $864,961. Deferred Compensation of $162,000 also was impaired.

6. Income Taxes



      The Company's income tax provision consists of the following:

Current tax provision (benefit)                 2003         2002
                                            --------     --------
      Federal                               $     --     $     --
      State                                       --           --
                                            --------     --------
      Deferred tax provision  (benefit)
      Federal                                     --           --
      State                                       --           --
                                            --------     --------
      Income tax provision (benefit)        $     --     $     --
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

                                                       March 31,      June 30,
                                                         2003           2002
                                                      ----------     ----------
Net operating loss carry forward                      $1,879,341     $1,879,341
Allowance for bad debts                                  146,086        134,836
                                                      ----------     ----------
   Total deferred tax assets                           2,025,427      2,014,177
Less: Valuation allowance for deferred tax assets      1,623,934      1,612,684
                                                      ----------     ----------
Total                                                 $  401,493     $  401,493
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


                        FOR THREE MONTHS ENDING       FOR NINE MONTHS ENDING
                               MARCH 31,                     MARCH 31,

                          2003           2002           2003           2002
                      ------------   ------------   ------------   ------------
Net sales:
  TIS                 $  6,530,662   $  6,029,936   $ 16,002,082   $ 13,522,183
  B to B                 3,325,902      4,598,142     11,691,192     16,287,603
  Software                      --            152             --          1,538
  Manufacturing                 --        248,016             --        732,446
                      ------------   ------------   ------------   ------------
                      $  9,856,564   $ 10,876,246   $ 27,693,274   $ 30,543,770
                      ============   ============   ============   ============
Net income (loss):
  TIS                 $    438,682   $   (132,351)  $      4,498   $   (476,041)
  B to B                   (73,751)       265,122       (429,271)     1,549,820
  Software                      --        (10,573)            --        (54,888)
  Manufacturing                 --       (331,777)            --       (678,892)
  Corporate               (499,834)      (253,195)      (823,508)      (886,598)
                      ------------   ------------   ------------   ------------
                      $   (134,903)  $   (462,774)  $ (1,248,281)  $   (546,599)
                      ============   ============   ============   ============
Depreciation:
  TIS                 $     32,512   $     41,706   $     87,041   $    111,206
  B to B                     1,913          2,609          5,736          7,826
  Software                      --             --             --             --
  Manufacturing                 --            722             --          2,167
  Corporate                 (9,031)         1,359         12,684         12,234
                      ------------   ------------   ------------   ------------
                      $     25,292   $     46,396   $    105,461   $    133,433
                      ============   ============   ============   ============
Capital additions
   TIS                $         --         29,753            560         29,753
   B to B                       --             --                            --
   Software                     --             --                            --
   Manufacturing                --             --                            --
   Corporate                    --             --           3000             --
                      ------------   ------------   ------------   ------------
                                 0         29,753           3560         29,753
                      ============   ============   ============   ============
Identifiable
assets:
  TIS                 $  4,416,731   $  5,340,418   $  4,416,731   $  5,340,418
  B to B                 1,170,878      2,385,254      1,170,878      2,385,254
  Software                   3,853          3,853          3,853          3,853
  Manufacturing                 --        256,651             --        256,651
  Corporate              1,304,879        932,766      1,304,879        932,766
                      ------------   ------------   ------------   ------------
                      $  6,896,341   $  8,918,942   $  6,896,341   $  8,918,942
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

These transactions are described in greater detail in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2003 (the "Proxy Statement").

The following discussion relates to our current business. For similar information related to the business of Interpharm, please see "Management's Discussions and Analysis of Financial Condition and Results of Operations" commencing on page 25 of the Proxy Statement.


Results of Operations

Three months ended March 31, 2003, compared to three months ended March 31, 2002.

Our revenues for the third quarter ended Mach 31, 2003 were $9.8 million compared to $10.9 million for the prior year, a decrease of approximately 10%. Of this decrease, $1.3 million was attributable to hardware sales by our BtoB division. That decrease was offset by an increase of $500,000 or 8% in the TIS division. Revenues are generated by our sales of computer hardware and software, and related support services. Gross margin for the period increased to $1.5 million for the quarter ended March 31, 2003 from $1.2 million for the comparable 2002 quarter, a 25% increase. Gross margins as a percentage of revenues for the quarter were 15% as compared to 11% for the prior year, when we experienced lower margins on hardware sales.

Selling, general and administrative expenses for the three months ended, March 31, 2003 were $1.7 million as compared to $1.7 million for the comparable period in 2002. The income tax benefit was $0 for the 2003 quarter as compared to $0 for 2002 quarter.

As a result of the above, our net loss was $134,903 for the three months ended March 31, 2003 compared to net loss of $462,774 for the 2002 quarter. For the March 31, 2003 quarter, net loss per share was $.02 compared to net loss of $.07 in the prior year. Average shares outstanding were 7,770,378 for 2003 and 6,969,344 for 2002.

Nine Months Ending March 31, 2003 compared to March 31, 2002.

Our revenues for the nine months ending March 31, 2003 decreased to $27.7 million from $30.5 million for the prior year, a decrease of approximately 9%. This decrease is attributable to a significant drop in sales of $4.6 million in our B2B division offset by a $2.5 million increase in sales in our TIS division. Revenues are generated by the Company's sales of computer hardware and software, and related support services. Gross margin for the period decreased to $4 million for March 31, 2003 from $4.6 million for the comparable 2002 period. Gross margin as a percentage of revenues for the nine months ending March 31, 2003 were 14% as compared to 15% for the prior year.

Selling, general and administrative expenses for the nine months March 31, 2003 decreased $.9 million or 17% to $4.3 million as compared to $5.2 million for the prior year. The decrease is primarily due to lower compensation expense of $789,000 due to a reduction of 20 employees and changes in accounting estimates for litigation claims totaling $101,000 for legal matters that were settled in the period. During the period we incurred an impairment of our goodwill of $864,961 and other assets of $162,000 as a result of the Asset Purchase agreement with Baar Group.

As a result of the above, our net loss was $1,248,281 for the nine months ended March 31, 2003 compared to net loss of $546,599 for the 2002 quarter. For the nine months ended March 31, 2003, net loss per share was $.16 compared to net loss per share of $.08 in the prior year. Average shares outstanding were 7,770,378 for 2003 and 7,026,937 for 2002.

Liquidity and Capital Resources

Our cash position was $1,002,272 at March 31, 2003, a decrease of $380,450 as compared to June 30, 2002. Our working capital at March 31, 2003 was $4,019,165 as compared to a working capital of $3,662,451 at June 30, 2002. Net cash used by operating activities was $643,862. Cash used for investing activities totaled $91,839 for the purchase of Treasury Stock and fixed assets. During the period employees exercised common stock purchase options that provided cash of $203,000. We also increased our short-term borrowings $152,251.

To accommodate our financial needs for inventory financing, IBM Credit granted us a credit line in the amount of $750,000. At March 31, 2003, our indebtedness to IBM Credit was $520,543, an increase of $152,251, as compared to June 30, 2002.


Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the amended Annual Report on Form 10-K for the fiscal year ended June 30, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, and goodwill impairments. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Issues And Uncertainties

      The following issues and uncertainties, among others, should be considered in evaluating the Company's financial outlook. The following issues and uncertainties relate to the Company's current business operations. On May 29, 2003, at the annual meeting of Stockholders, the Company's stockholders will be requested to approve the sale of our current business and the acquisition of Interpharm Inc., a manufacturer of generic pharmaceuticals. For issues and uncertainties related to the Company's possible future pharmeceutical business, see description of Interpharm commencing on page 9 of the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2003.

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

                        Atec Group, Inc. and Subsidiaries
                                      Other
                                   Information
                                 March 31, 2003

                                     PART II
                                OTHER INFORMATION


Item 1.- Legal Proceedings - None

Item 2.- Changes in Securities and use of Proceeds -  None

Item 3.- Defaults Upon Senior Securities - None

Item 4.- Submission of Matters to a Vote of Security Holders - None

Item 5.- Other Information - None

Item 6.- Exhibits and Reports on Form 8-K

         Exhibits
         --------
         99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.3 Certification of President pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K - None

                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ATEC GROUP, INC.
                                             (Registrant)





Date:  May 14, 2003

                                          By: /s/ James J. Charles
                                             ----------------------
                                             James J. Charles,
                                             Chief Financial Officer
                                             (Duly authorized to sign on
                                              behalf of registrant)

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


May 14, 2003


/s/ Balwinder Singh Bathla
---------------------------
Chief Executive Officer

                                  CERTIFICATION


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


May 14, 2003


/s/ James J. Charles
--------------------------
Chief Financial Officer

                                  CERTIFICATION


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


May 14, 2003


/s/ Ashok Rametra
--------------------------
President

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