Form 10-K
period 2003-06-30
INTERPHARM HOLDINGS INC
filed 2003-09-29
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


              [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from JANUARY 1, 2003 to JUNE 30, 2003

                         Commission File Number 0-22710


                            INTERPHARM HOLDINGS, INC.
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

                     69 MALL DRIVE, COMMACK, NEW YORK 11725
               (Address of principal executive offices) (Zip Code)


Issuer's telephone number, including area code (631) 543-2800

Securities registered pursuant to
Section 12(b) of the Act:                       Common Stock $.01 par value


Securities registered pursuant to Section
12(g) of the Act:                               Series A Preferred Stock $.10
                                                par value




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                                   YES  X    NO
                                                      ----     ----

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                   YES  X   NO
                                                      ----    ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

                                                   YES      NO  X
                                                      ----    ----

     On September 12, 2003, the aggregate market value of the voting common equity of Interpharm Holdings, Inc., held by non-affiliates of the Registrant was $69,680,001 based on the closing price of $7.10 for such common stock on said date as reported by the American Stock Exchange. On such date, we had 17,393,886 shares of common stock outstanding.

                            INTERPHARM HOLDINGS, INC.
                                    Form 10-K
                         Six Months Ended June 30, 2003

                               TABLE OF CONTENTS
                               -----------------
PART I                                                                      PAGE

Item 1.  Business........................................................     2
Item 2.  Properties .....................................................    13
Item 3.  Legal Proceedings...............................................    13
Item 4.  Submission of Matters to a Vote of
         Security Holders................................................    14

PART II

Item 5.  Market for Common Stock
           and Related Stockholder Matters...............................    15
Item 6.  Selected Financial Data.........................................    23
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................    24
Item 7A. Quantitative and Qualitative Disclosure
           About Market Risk.............................................    38
Item 8.  Financial Statements and Supplementary Data.....................    38
Item 9.  Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosures.........................................    39
ITEM 9A.  CONTROLS AND PROCEDURES........................................    39

PART III

Item 10. Directors and Executive Officers
          of the Registrant.............................................     40
Item 11. Executive Compensation........................................      42
Item 12. Security Ownership of Certain Beneficial
          Owners and Management and Related
          Stockholder Matters...........................................     48
Item 13. Certain Relationships and Related
          Transactions..................................................     51

Item 14. Principal Accounting Fees and Services.........................     52
Item 15. Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.......................................     52

Signatures..............................................................     54
Financial Statements ...................................................    F-1

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

     Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include but are not limited to: the difficulty in predicting the timing and outcome of legal proceedings, the difficulty of predicting the timing of U.S. Food and Drug Administration ("FDA") approvals; court and FDA decisions on exclusivity periods; competitor's ability to extend exclusivity periods past initial patent terms; market and customer acceptance and demand for our pharmaceutical products; our ability to market our products; the successful integration of acquired businesses and products into our operations; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment; fluctuations in operating results, including spending for research and development and sales and marketing activities; and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

     The words "believe, expect, anticipate, intend and plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                                                                          PART I

ITEM 1. BUSINESS

GENERAL

     Interpharm Holdings, Inc., (the "Company" or "Interpharm") (formerly ATEC Group, Inc.), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products. On May 30, 2003, Interpharm, Inc. was acquired by ATEC Group, Inc. ("ATEC") which then changed its name to Interpharm Holdings, Inc. In that transaction, ATEC acquired all of the issued and outstanding shares of Interpharm, Inc. in exchange for both ATEC common and preferred stock. Concurrently with the acquisition of Interpharm, Inc., ATEC sold its then existing computer/systems integration business to certain members of ATEC management who simultaneously resigned from ATEC. These transactions were approved by our shareholders on May 29, 2003 and are fully described in ATEC's definitive proxy statement, filed with the Securities and Exchange Commission on May 2, 2003.

     Interpharm, Inc. was incorporated under the laws of New York in 1984. We currently manufacture and market nineteen generic drug products in solid dosage form. We hold Abbreviated New Drug Applications ("ANDA") for ten of these products. The remaining products are manufactured under an over-the-counter monogram or are drugs which do not otherwise require ANDA's. In addition, in the quarter ending September 30, 2003 we began manufacturing five dosage strengths of two distinct products for URL/Mutual pursuant to a Manufacturing and Supply Agreement dated January 24, 2002. For a further description of our contract with URL/Mutual, see "Recent Business Developments". All of the products that we manufacture are solid oral dosage form, consisting of tablets, caplets and capsules.

     Approximately 65% of our sales are made under our own label. The remaining 35% are manufactured and delivered to our wholesalers and distributors which sell our products under their own labels. We distribute our products as follows:

         - to our distributors who sell to retail chain stores;

         - directly to retail chains;

         - to the resellers who repackage our products and sell them to retail chains; and

         - to the U.S. Department of Veterans Affairs through a government appointed prime vendor.

     During the six-month period ending June 30, 2003, two of our customers collectively accounted for approximately 50% of our total sales. For the same period in 2002, two of our customers accounted for approximately 61% of our total sales. For the twelve-month period ended December 31, 2002, two of our customers collectively accounted for approximately 53% of our total sales. For the twelve-month period ending December 31, 2001, three customers accounted for approximately 19%, 20% and 22%, respectively, of our total sales. Except as described below, we do not have contracts with any of these customers. During the period July 1, 2001 to June 30, 2002, we had a contract with the Department of Veterans Affairs for the supply of Ibuprofen through a prime vendor, which accounted for 22% of our total sales.

     On December 5, 2002, our bid was accepted by the Department of Veterans Affairs to supply Ibuprofen tablets for the period January 2, 2003 through January 1, 2004. The bid covers sales to a number of government entities including: all Department of Veterans Affairs facilities, all Indian Health Service facilities, Department of Health and Human Service Supply Center at Perry Point and all Option 2 State Veterans Homes.

     This bid provides for four one-year renewals at the option of the Department of Veterans Affairs. The Department of Veterans Affairs estimated the annual revenue to be generated by the bid to be $5,054,879.

     The loss of any of our largest customers could have a material adverse effect on our business. As is the case with our largest customers, most of our other sales are not made pursuant to contracts, but pursuant to individual purchase orders. Therefore, although we have very strong relationships with our customers, most of whom have requested us to provide larger quantities of our products than we have historically sold to them, there is nothing requiring many of them to continue to purchase our products and there can be no guarantee that they will continue to do so.

INDUSTRY

THE GENERIC DRUG MARKET AND NECESSARY APPROVALS

     Pharmaceutical products in the United States are generally marketed as either "brand-name" or "generic" drugs. Brand-name products are drugs generally sold by the holder of the drug's patent or through an exclusive marketing arrangement. A company that receives approval for a new drug application ("NDA") from the U.S. Food and Drug Administration ("FDA"), usually the patent holder, has the exclusive right to produce and sell the drug for about 20 years from the date of filing of the patent application. This market exclusivity generally provides brand-name products the opportunity to build up physician and customer loyalties.

     Once a patent on a drug expires, a manufacturer can obtain FDA approval to market a "generic" version. A generic drug is therefore usually marketed after the patent on a brand drug expires and is comparable to a brand-name drug. In fact, the FDA requires that generic drugs have the same quality, strength, purity, identity and efficacy as brand-name drugs. While comparable to brand-name drugs, generic drugs are usually far less costly than brand-name drugs, resulting in substantial savings to consumers, healthcare providers and hospitals. These cost savings have resulted in sustained growth of the generic pharmaceutical industry in the United States. According to a Congressional Budget Office study, "How Increased Competition from Generic Drugs has Affected Prices and Returns in the Pharmaceutical Industry," (available at HTTP://WWW.CBO.GOV/SHOWDOC.CFM?INDEX=655&SEQUENCE=0) in 1984, 19% of prescription drugs sold in the United States were generic. According to a Federal Trade Commission Study in July, 2002, "Generic Drug Entry Prior to Patent Expiration," (available at HTTP://WWW.FTC.GOV/OS/2002/07/GENERICDRUGSTUDY.PDF) that figure reached more than 47%.

     Much of the growth of the generic pharmaceutical industry has been attributed to The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") which encourages generic competition. Before the Waxman-Hatch Act, generic drug manufacturers had to put their products through an approval process similar to that for the original approval for brand-name drugs. Now, there is an accelerated approval process in which the generic manufacturer needs only to demonstrate to the FDA that the generic product is bioequivalent to the brand-name product through the filing of an abbreviated new drug application ("ANDA"). The ANDA may rely on information from the brand-name drug's application with the FDA.

     On June 12, 2003, the FDA announced new regulations and procedures to improve implementation of the Waxman-Hatch Act. The new regulations and procedures are aimed at reducing the time it takes to bring generic drugs to the market and expanding educational programs to assist health care practitioners and consumers to get accurate information about the availability of generic drugs. The FDA has estimated that the new regulations and procedures will reduce the typical time for generic drug approvals by three months or more over the next three to five years and will save consumers approximately $35 billion over 10 years.

BUSINESS STRATEGY

PRODUCT DEVELOPMENT

     During the six-month period ended June 30, 2003, and the years ended December 31, 2002, 2001 and 2000, the majority of our revenues were derived from sales of Ibuprofen tablets in both prescription strength and over-the-counter strength. We believe that our growth in recent years has been due primarily to our ability to create competitive advantages in our existing product line through efficient manufacturing processes, cost competitiveness, and the ability to create loyalty among our customers.

     Over the next few years, patent protections on a large number of brand-name drugs are expected to expire. We believe that these patent expirations will provide opportunities for the manufacturers of generic drugs. In order to take advantage of these upcoming opportunities, we intend to expand our product line and allocate additional resources to new product development activities on brand-name products that will become available to generic markets.

     FDA approval is required before any generic drug can be marketed through an ANDA. While the FDA has significantly streamlined the process of obtaining ANDA approval for generic drugs, it is difficult to predict how long the process will take for any specific drug. Therefore, there is always the risk that the introduction of new products can be delayed.

     The ANDA process requires that a company's manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices ("cGMP"). The requirements for FDA approval encompass all aspects of the production process, including validation and record keeping, and involve changing and evolving standards. Compliance with cGMP regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. The evolving and complex nature of these regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight result in a continuing possibility that we may be adversely affected by regulatory actions despite our efforts to comply with regulatory requirements.

     The ANDA process also requires bioequivalency studies to show that the generic drug is bioequivalent to the approved drug. Bioequivalence compares the bioavailability of one drug product with that of another formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.

     Supplemental ANDAs are required for approval of various types of changes to an approved application, and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalency studies are conducted or other requirements are satisfied.

     In December 2001, we received ANDA approval from the FDA to produce prescription strength Naproxen. In addition, we have five new drugs that are under development. There can be no assurances, however, that the FDA will ultimately approve the drugs that are under development.

     Even if an ANDA is approved, brand-name companies can impose substantial barriers to market entry which may include: filing new patents on drugs whose original patent protection is about to expire, developing patented controlled-release products or other product improvements, developing and marketing, as over-the-counter products, brand-name products that will soon face generic competition, and commencement of marketing initiatives, regulatory activities and litigation. While none of these actions have been taken against us to date, there can be no assurance that they will not be taken in the future.

RAW MATERIALS

     The raw materials that we use in the manufacturing of our products consist of pharmaceutical chemicals in various forms, which are available from various sources. FDA approval is required in connection with the process of selecting active ingredient suppliers. The raw materials purchased from these suppliers are available from a number of vendors. In selecting a vendor, we consider not only their status as an FDA approved supplier, but consistency of their products, timeliness of delivery and price.

MANUFACTURING FACILITIES

     Currently, we have leased a 100,000 square foot manufacturing facility with recently purchased and up to date equipment. Over the past five years, we have upgraded our facilities, including building additional tablet compression and packaging rooms, adding new air handling units and installing new manufacturing and laboratory equipment. We intend to significantly increase our manufacturing, packaging and laboratory capacity to develop new products and to meet the increasing demand for our existing products.


RECENT BUSINESS DEVELOPMENTS

     In January 2002, we entered into an agreement with United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc. ("URL/Mutual") to manufacture, on a contract basis, four drugs in various dosage strengths.

     The agreement is for a five-year term, which may be renewed for an additional two years. The agreement also contains a non-compete provision stating that we may not distribute any of the drugs covered by the agreement for five years after its termination. We are currently in the process of obtaining Site Transfer Approval ("STA") from the FDA for two drugs covered under the agreement with URL/Mutual and have already received an STA for the other two.

     Whereas an ANDA approves the formula for a given product produced at a specified location, an STA granted by the FDA allows for the production of an approved drug at a site other than the one approved in the ANDA. In order for the FDA to approve an STA, the new production location must be shown to comply with all of the terms and conditions set forth in the approved ANDA

     In July 2003, we began manufacturing Atenolol Tablets for URL/Mutual. This was the first of the four products that we are scheduled to manufacture for URL/Mutual. Atenolol is a synthetic, beta-selective (cardioselective) adrenoreceptor blocking agent and a generic version of the branded drug Tenormin(R). Atenolol is indicated in the management of hypertension, for the long-term management of patients with angina pectoris, and in the management of patients with definite or suspected acute myocardial infarction to reduce cardiovascular mortality.

     In August 2003, we began manufacturing Allopurinol Tablets for URL/Mutual in both 100mg and 300mg strengths. Allopurinol is a xanthine oxidase inhibitor which is a generic version of the branded drug Zyloprim (R). Allopurinol is used to lower blood uric acid levels. Uric acid is produced when the body breaks down purines that are found in foods. Uric acid forms crystals in the tissues of the body to cause the inflammation of gout. Elevated blood uric acid levels can also cause kidney disease and stones. Allopurinol can be used to prevent uric acid kidney stones and to prevent recurrent gouty arthritis attacks.

     Allopurinol also can be used to treat patients with multiple recurrent gout attacks, erosive destructive gouty joint disease, hard lumps or uric acid deposits in tissues (called tophi), gouty kidney disease, or uric acid stones. It is also used to prevent elevation of blood uric acid in patients undergoing chemotherapy for the treatment of certain cancers.

     We believe that our continued growth is dependent upon our ability to (i) continue increasing our market share in our existing product lines by utilizing our manufacturing efficiency, cost competitiveness, and customer loyalty, (ii) obtain FDA approval for the drugs currently under development, (iii) greatly increase our product line, particularly with respect to "niche" products and products with higher margins, (iv) leverage off of our competitive strengths to capture market share on our new product lines, (v) utilize our manufacturing efficiencies to enter into additional contract manufacturing arrangements and
(vi) enter into joint ventures and strategic alliances with companies whose strengths compliment ours.

MARKETING STRATEGY

     We market our products primarily through wholesalers, drug distributors, other manufacturers and by our internal sales staff, as well as independent sales representatives. Some of our wholesalers and distributors purchase products that are warehoused for drug chains, independent pharmacies, state and federal governmental agencies and managed healthcare organizations. Consistent with industry practice, we have a returned goods policy. Pursuant to our policy, any unopened item in its original packaging may be returned if accompanied by
(i) an authorization form obtained from Interpharm, and a "Returned Goods Authorization Number" with a proof of purchase. Transportation charges for returns are paid by the customer. If the foregoing procedures are followed, we will return the customer's original purchase price or the current market price, whichever is lower.

     Pursuant to our return policy, we will not accept any of the following for return: (i) short-dated products (14 months or less remaining on the expiration date), (ii) expired products, products which have been opened, tampered with or which have a broken seal, (iii) products which have stickers or other price markings, (iv) products which have been damaged by improper handling, fire, flood or other catastrophes, (v) products stored under conditions other than as specified on the label, (vi) products returned by someone other than the direct purchaser, or (vii) products without proof of purchase.

     We have not experienced returns of material quantities of any of the products we sell and therefore, do not believe that we are subject to material risk of inventory buildup attributable to returns.

PRODUCTS

     INTERPHARM'S PRODUCT LINE

     Below is a list of the drugs that we manufacture, including the drugs that we are currently manufacturing pursuant to our agreement with URL/Mutual. The names of all of the drugs under the caption "Brand-Name Drug" are registered trademarks. The holders of the registered trademarks are non-affiliated pharmaceutical manufacturers.


PRODUCT NAME                                                  BRAND-NAME DRUG

1. Acetaminophen 500 mg White Tablets                         Tylenol(R)

2. Acetaminophen 500 mg White Caplets                         Tylenol(R)

3. Acetaminophen 325 mg White Tablets                         Tylenol(R)

4. Allopurinol 100 mg White Tablets*                          Zyloprim(R)

5. Allopurinol 300 mg White Tablets*                          Zyloprim(R)

6. Atenolol 25 mg White Tablets*                              Tenormin(R)

7. Atenolol 50 mg White Tablets*                              Tenormin(R)

8. Atenolol 100 mg White Tablets*                             Tenormin(R)

9. Clorpheniramine Maleate 4mg Yellow Tablets                 Chlortrimetron(R)

10. Ibuprofen 200mg White Tablets                             Advil(R)

11. Ibuprofen 200mg Brown Tablets                             Advil(R)

12. Ibuprofen 200mg Orange Tablets                            Motrin(R)

13. Ibuprofen 200mg White Caplets                             Advil(R)

14. Ibuprofen 200mg Brown Caplets                             Advil(R)

15. Ibuprofen 200mg Orange Caplets                            Motrin(R)

16. Ibuprofen 400mg White Tablets                             Motrin(R)

17. Ibuprofen 600mg White Tablets                             Motrin(R)

18. Ibuprofen 800mg White Tablets                             Motrin(R)

19. Isometheptene Mucate, Dichloralphenazone,
Acetaminophen, Red/Red Capsule, 65mg/100mg/325mg              Midrane(R)

20. Naproxen 250mg White Tablets                              Naprosyn(R)

21. Naproxen 375mg White Tablets                              Naprosyn(R)

22. Naproxen 500mg White Tablets                              Naprosyn(R)

23. Pseudoephedrine HCl 60mg White Tablets                    Sudafed(R)

24. Pseudoephedrine HCl, Triprolidine HCl White
Tablets, 60mg/2.5mg                                           Actifed(R)

* Manufactured, on a contract basis, for URL/Mutual, which holds the ANDA for the product.

RESEARCH AND DEVELOPMENT


     For the six-month period ended June 30, 2003, our expenditures on research and development were approximately $185,600. In the fiscal years ended December 31, 2002 and 2001, our expenditures on research and development were approximately $415,600 and $110,000, respectively. Our research and development expenses in and prior to 2000 were negligible.

     Currently, our research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or will expire in the near future, (ii) researching and developing new product formulations based upon such drugs, (iii) obtaining approval from the FDA for such new product formulations, and (iv) introducing technology to improve production efficiency and enhance product quality.

     The research and development of oral solid dosage products requires studies and FDA review and approval which have historically taken approximately two to three years. However, the length of time necessary to bring a product to market can vary significantly and can depend on, among other things, availability of funding, problems relating to formulation, safety or efficacy, patent issues associated with the product or barriers to market entry from brand-name product manufacturers.

     We contract with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required for FDA approval. Historically, the vast majority of our research and development expenditures have been on biostudies. While we believe that the companies contracted to perform the biostudies are reliable, there can be no assurance that they will use the proper due diligence or that their work will otherwise be accurate.

     The scientific process of developing new products and obtaining FDA approval is complex, costly and time consuming and there can be no assurance that any products will be developed and approved despite the amount spent on research and development. The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other strategic reasons.

COMPETITION

     The generic pharmaceutical industry is intensely competitive. The primary means of competition involve manufacturing capabilities and efficiencies, innovation and development, timely FDA approval, product quality, marketing, reputation, level of service, including the maintenance of sufficient inventory levels to assure timely delivery of products, product appearance and price. Often, price is the key factors in the generic pharmaceutical business. Therefore, to compete effectively and remain profitable, a generic drug manufacturer must manufacture its products in a cost effective manner. We believe that we maintain adequate levels of inventories to meet customer demand and have them readily available. In addition, the modernization of our facility, hiring of experienced staff, and implementation of quality control programs have improved our competitive position in recent years.

     During the past several years the number of chain drug stores and wholesaler customers have declined due to industry consolidation. In addition, the remaining chain drug stores and wholesaler customers have instituted buying programs that have caused them to buy more products from fewer suppliers. At the same time, mail-order prescription services and managed care organizations have grown in importance and they also limit the number of vendors. The reduction in the number of our customers and limitation on the number of vendors by the remaining customers has increased competition among generic drug marketers. However, these pressures have not had a material adverse impact on our business and we believe that we have good relationships with our key customers.

     In addition to generic manufacturers, we have also experienced competition from brand-name companies that have purchased generic companies or license their products to generic companies prior to, or as relevant patents expire. No further regulatory approvals are required for a brand-name manufacturer to sell its pharmaceutical products directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers for entry into such market.

     As is the case with many generic pharmaceutical manufacturers, many of our competitors have longer operating histories and greater financial resources than us. Consequently, some of these competitors may have larger production capabilities, may be able to develop products at a significantly faster pace at a reduced cost, and may be able to devote far greater resources to marketing their product lines.

     Certain manufacturers of brand-name drugs and/or their affiliates have been introducing generic pharmaceutical products equivalent to such brand-name drugs at relatively low prices. Such pricing, with its attendant diminished profit margins, could have the effect of inhibiting us and other manufacturers of generic pharmaceutical products from developing and introducing generic pharmaceutical products comparable to certain brand-name drugs. Also, consolidation among wholesalers, distributors, and repackagers, and technological advances in the industry and pricing pressures from large buying groups, may create pricing pressure, which could reduce our profit margins on our product lines.

     In addition, increased price competition among manufacturers of generic pharmaceutical products, resulting from new generic pharmaceutical products being introduced into the market and other generic pharmaceutical products being reintroduced into the market, has led to an increase in demands by customers for downward price adjustments by the manufacturers of generic pharmaceutical products. No assurance can be given that such price adjustments, which reduce gross profit margins, will not continue, or even increase, with a consequent adverse effect on our earnings.

     Brand-name companies also pursue other strategies to prevent or delay generic competition. These strategies may include: seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence, initiating legislative efforts in various states to limit the substitution of generic versions of certain types of brand-name pharmaceuticals, instituting legal action that automatically delays approval of generic products, the approval of which requires certifications that the brand-name drug's patents are invalid or unenforceable, or introducing "second generation" products prior to the expiration of market exclusivity for the reference product, obtaining extensions of market exclusivity by conducting trials of brand-name drugs, persuading the FDA to withdraw the approval of brand-name drugs, for which the patents are about to expire, thus allowing the brand-name company to obtain new patented products serving as substitutes for the products withdrawn, or seeking to obtain new patents on drugs for which patent protection is about to expire.

     The ability of brand-name companies to successfully delay generic competition in any of our targeted new product lines may adversely affect our ability to enter into the desired product line or may impact our ability to attain our desired market share for that product.

     The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. Brand-name companies are utilizing this provision to extend periods of market exclusivity.

BACKLOG

     We do not have a significant backlog, as we normally deliver products purchased by our customers within a short time of the date of order.

GOVERNMENTAL REGULATION AND CONTRACTS

GOVERNMENT REGULATION

     All pharmaceutical manufacturers are subject to extensive, complex and evolving regulation by Federal, state and local governmental entities, principally by the FDA, and, to a lesser extent, by the U.S. Drug Enforcement Administration, Environmental Protection Agency and state governmental agencies. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, the Waxman-Hatch Act, the Generic Drug Enforcement Act and other Federal statutes and regulations govern or influence the testing, manufacture, packaging, safety, labeling, storage, record keeping, approval, advertising and promotion of our products.

     Noncompliance with applicable requirements can result in judicially and/or administratively imposed sanctions including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can involve the recall of products, as well as the refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw approval of drugs in accordance with regulatory due process procedures. Although, we have internal compliance programs and standard operating procedures which have been reviewed by independent consultants, and have had a favorable compliance history, if these programs were not to meet regulatory agency standards in the future, or if our compliance were deemed deficient in any significant way, it could have a material adverse effect on our business and earnings.

     The FDA inspects manufacturer's facilities to assure compliance with cGMP. Manufacturers must follow cGMP regulations at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, we must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

     In addition to the Federal government, individual states have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations pertaining to the substitution of generic drugs for brand-name drugs. Our operations are subject to regulation, licensing requirements and inspection by the states in which we are located or conduct business.

     We must also comply with federal, state and local laws of general applicability, such as laws regulating working conditions and equal opportunity employment. Additionally, we are subject, as are all manufacturers, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of materials into the environment. Historically, the costs of complying with such environmental provisions have not had a material adverse effect on our earnings, cash requirements or competitive position, and we do not expect such costs to have any such material adverse effect in the foreseeable future. However, if changes to such environmental provisions are made that require significant changes in our operations or the expenditure of significant funds, such changes could have a material adverse effect on our earnings, cash requirements or competitive position.

     Continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the pharmaceutical industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. There can be no assurances that these studies will not, in the future, result in the discontinuance of product marketing.

PATENTS AND TRADEMARKS

     We do not have any Patents or Trademarks that are currently used in our business. However, the U.S. Patent and Trademark Office awarded ATEC a patent, which we hold, for an advanced PC motherboard and chassis design. The patent addresses an Inverted Socket Process Architecture and design that place the processor, system memory and cache sockets on the undercarriage of the motherboard.

EMPLOYEES

     As of June 30, 2003, we had 214 full time employees, of whom 20 were employed in selling, general and administrative activities, 32 were employed in quality assurance and regulatory roles and 162 were employed in manufacturing. We believe we have a strong relationship with our employees. None of our employees are represented by a union.

ITEM 2.  PROPERTIES

DESCRIPTION OF PROPERTY

     We do not own any real property. We lease an entire building in Hauppauge, New York, pursuant to a non-cancellable lease expiring in October, 2019, which houses our manufacturing, warehousing and some of our executive offices. The leased building is approximately 100,000 square feet and is located in an industrial/office park. The current annual lease payments to the landlord, Sutaria Family Realty, LLC, are $480,000. Sutaria Family Realty, LLC is owned by Mona Rametra, Perry Sutaria and Raj Sutaria, who collectively own 4,613,384 shares of our common stock, 456,562 shares of our Series A-1 Preferred Stock and 1,537,795 shares of our Series K Preferred Stock and are the children of Dr. Maganlal K. Sutaria, the Chairman of our Board of Directors and our Chief Executive Officer, and the niece and nephews of Bhupatlal K. Sutaria, our President and a member of our Board of Directors. Mona Rametra is also the wife of our General Counsel and Secretary, Munish K. Rametra. In addition, Raj Sutaria is an officer of Interpharm, Inc. Upon a change in ownership of the Company, and every three years thereafter, the annual base rent will be adjusted to fair market value, as determined by an independent appraisal. There are no tenants in the building other than us.

     We also lease approximately 23,175 square feet of office space at 69 Mall Drive in Commack, New York for some our executive offices. The lease for this office space expires in 2005. The annual lease payments are approximately $187,000 and we have sublet 18,500 square feet for $164,000 per year.

ITEM 3.  LEGAL PROCEEDINGS

     On or about January 31, 2002, Teresa Casey and Jerry Casey, as plaintiffs, commenced a lawsuit against Interpharm, Inc., as defendant in Superior Court, State of Washington, County of Pierce. On September 26, 2003, the Court dismissed the lawsuit without prejudice. While the dismissal terminated the civil action, plaintiffs may institute a new action. The basis for the dismissal was that plaintiffs' counsel had resigned from his representation and plaintiffs failed to get new counsel by a court-imposed deadline. Also on September 25, 2003, the plaintiffs voluntarily moved to dismiss their case Pro Se (without counsel).

     Plaintiffs had alleged that Teresa Casey suffered a hemorrhagic stroke and aneurysm caused by ingesting guaifenesin/phenylpropanolamine ("PPA") for relief of bronchitis symptoms. Plaintiffs also had alleged that (i) Teresa Casey suffered severe injuries, including, but not limited to, invasive surgery, physical and cognitive impairment, emotional distress and other economic and non-economic damages and (ii) Interpharm, Inc. was the alleged designer, constructor, manufacturer, producer, marketer, seller and distributor of the PPA Teresa Casey ingested. Plaintiffs causes of action were for product liability, tort liability, negligence, breach of implied and express warranties and violation of the Washington Consumer Protection Act.

     Should plaintiff re-commence the action, we believe that we have meritorious defenses and will vigorously defend the action.

     On or about August 13, 2002, Interpharm, Inc., as plaintiff, commenced a lawsuit against General Star Indemnity Company, G.P. Insurance Agency, Inc. and Mortsan General Agency, Inc., as defendants in the Supreme Court of the State of New York, County of Suffolk. The lawsuit arose from General Star's refusal to cover or defend Interpharm, Inc. under an insurance policy with respect to the Casey action discussed in the preceding paragraphs. The insurance policy is alleged to have been obtained for Interpharm, Inc. by G.P. Insurance Agency, Inc. and Mortsan General Agency, Inc.

     On September 26, 2003, the court rendered a decision on the parties' motions for summary judgment (i) granting dismissal of all claims against General Star Indemnity Company; (ii) granting dismissal of Interpharm, Inc.'s statutory claims against G.P. Insurance Agency, Inc. and Mortsan General Agency, Inc.; and (iii) allowing Interpharm, Inc. to continue its negligence claims against G.P. Insurance Agency, Inc. and Mortsan General Agency, Inc.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 29, 2003 we held our annual meeting of stockholders for the following purposes:

     (i) To approve the acquisition of all of the outstanding stock of Interpharm, Inc;

     (ii) To approve an amendment to our Certificate of Incorporation to change the name of the Company from ATEC Group, Inc. to Interpharm Holdings, Inc.;

     (iii) To approve the sale of the assets of ATEC's computer and systems integration businesses to, and assumption of substantially all of the liabilities of those businesses to Baar Group, Inc.;

     (iv) To elect Maganlal K. Sutaria, Bhupatlal Sutaria, Surinder Rametra, Praveen Bhutani, David Reback and Stewart Benjamin as members of our Board of Directors;

     (v) To ratify and approve Weinick Sanders Leventhal & Co., LLP as our independent public accountants to audit our financial statements for the year ending June 30, 2003; and

     (vi) To approve adjournment of the meeting in the event a quorum was not present.

The votes cast for each of the foregoing matters was as follows:

  PROPOSAL             FOR           AGAINST       ABSTAIN/WITHHELD
     1              4,805,061        86,803              8,858

     2              4,808,407        83,457              8,858

     3              4,805,587        84,956               10,179

     4
 S. Rametra         4,804,171          --               96,551
S. Benjamin         4,805,721          --               95,001
 D. Reback          4,808,682          --               92,040
 P. Bhutani         4,805,231          --               95,491
Dr. Sutaria         4,804,171          --               96,551
 B. Sutaria         4,805,231          --               95,491

     5              7,788,126        74,757              9,476

     6              7,774,717        80,400             17,233


                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     Our common stock is currently traded on the American Stock Exchange under the symbol "IPA." The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the American Stock Exchange. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. It should be noted that prior to May 30, 2003, the Company was in the computer/systems integration business. On May 30, 2003, that business was sold and Interpharm, Inc. was acquired. Accordingly, historical stock prices prior to May 30, 2003 are not representative of our current business. On June 2, 2003, our stock symbol changed from "TEC" to "IPA."

                            COMMON STOCK
                                                            HIGH         LOW
2001
      Quarter ended 3/31..................................  $1.12    $   0.37
      Quarter ended 6/30..................................  $0.81    $   0.38
      Quarter ended 9/30..................................  $0.84    $   0.37
      Quarter ended 12/31.................................   0.84        0.43

2002
       Quarter ended 3/31.................................   0.79       0.43
       Quarter ended 6/30.................................   0.50       0.40
       Quarter ended 9/30.................................   0.44       0.26
       Quarter ended 12/31................................   0.85       0.26

2003
       Quarter ended 3/31.................................   0.72       0.54
       May 30, 2003.......................................   1.03       0.85
       Quarter ended 6/30.................................   2.93       0.62



     As of September 12, 2003, there were approximately 2,600 holders of our common stock, 17 holders of record of Series A preferred shares, 294 holders of record of Series C preferred shares, 4 holders of record of Series K Preferred Stock and 3 holders of record of Series A-1 Preferred Stock.

     We do not currently pay dividends on our common stock. It is our current intention not to declare or pay dividends on our common stock, but to retain earnings for the operation and expansion of our business.

     The holders of our Series A and Series A-1 preferred shares are entitled to certain dividend payments upon declaration by the Board of Directors. The Series A preferred shares are entitled to a cumulative dividend of 10% of par value ($0.10 per share), when and as declared by our Board of Directors. The Series B preferred shares are entitled to a non-cumulative dividend of $1.00 per share. The Series A-1 preferred shares are entitled to a cumulative annual dividend of $0.0341 per share when and as declared by our Board of Directors (See "Series K and Series A-1 Preferred Stock" below).

                    SECURITIES AUTHORIZED FOR ISSUANCE UNDER
                            EQUITY COMPENSATION PLANS


     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 30, 2003. The table includes the following plans:
1997 Stock Option Plan and 2000 Flexible Stock Plan.

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

===================================================      =======================      ================= ============================
Equity compensation plans approved by security
holders:
1997 Stock Option Plan                                                2,236,533          $     3.78                          -0-
2000 Flexible Stock Plan(1)                                          10,309,158          $    0.556                    1,883,682

                                                                    ===========           =========                 ============

Total                                                                12,545,691          $     1.17                    1,883,682
                                                                    ===========           =========                 ============



====================================================================================================================================

(1) Securities available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 20 million shares.

                     RECENT SALES OF UNREGISTERED SECURITIES

     During the past three fiscal years, we have made the following sales of restricted securities.

     On May 30, 2003, we exchanged a total 6,151,178 shares of our common stock and 2,050,393 shares of our Series K Preferred Stock for all of the outstanding common stock of Interpharm, Inc. The common stock and Series K preferred stock were issued to Mona Rametra, Raj Sutaria, Perry Sutaria and Ravi Sutaria without registration in reliance upon Section 4(2) of the Securities Act because each was an accredited investor.

     On May 29, 2003, we agreed to the issuance of 4,855,389 shares of our Series A-1 Preferred Stock to a grantor annuity trust and annuity set up by Dr. Maganlal K. Sutaria, our Chief Executive Officer, in exchange for the cancellation of $3 million of loans from the trust and annuity to Interpharm, Inc. and to Mona Rametra, in exchange for cancellation of a $311,375 loan to Interpharm, Inc. The offer and issuance was accomplished in reliance upon
Section 4(2) of the Securities Act.

     On May 28, 2003, we issued 10,200 shares of our common stock to an employee, Kenneth Bohacs, upon exercise of an option for the purchase of our common stock. The shares were issued in reliance upon Section 4(2) of the Securities Act.

     On May 28, 2003, we issued 500,000 shares of our common stock to an employee, Rajnish Rametra, upon exercise of an option for the purchase of our common stock. The shares were issued in reliance upon Section 4(2) of the Securities Act.

     On March 31, 2003, we issued 7,500 shares of our common stock to an employee, Kenneth Bohacs, upon exercise of an option for the purchase of our common stock. The shares were issued in reliance upon Section 4(2) of the Securities Act.

     On March 28, 2003, we issued 357,142 shares of our common stock to our then Chairman, Surinder Rametra, upon exercise of an option for the purchase of our common stock. The shares were issued in reliance upon Section 4(2) of the Securities Act.

     On July 22, 2002, we made the following issuances of common stock pursuant to consulting agreements: 300,000 shares to Balwinder Singh Baltha, 20,000 shares to Deepak Kumar, 20,000 shares to Jaspal Chhachhi, 100,000 shares to Drew Alexander Associates, 60,000 shares to Nuripinder Kaur Bathla, 200,000 shares to Parmjit Singh, 30,000 shares to Tejinder Kaur Sodhi, 150,000 shares to Intellicorp, Inc. and 100,000 shares to Alan Prefer (90,000 of which were subsequently canceled). The shares were issued in reliance upon Section 4(2) of the Securities Act.

                        SERIES K AND A-1 PREFERRED STOCK

     The following is a summary of the designations, preferences and rights of our Series K and Series A-1 preferred stocks, which is qualified in its entirety, by the certificate of designations, preferences and rights for the Series K and A-1 preferred stocks.

SERIES K

     -  Title. $.01 par value per share Series K Convertible Preferred Stock.

     - Voting. The Series K Stock is entitled to one vote per share, voting together as a class with the holders of our Common Stock.

     -  Liquidation Preference. None.

     -  Dividend Rights. Same as Common Stock.

     -  Redemption Provisions. None.

     -  Amount Authorized. 3 million shares.

     -  Amount Outstanding. 2,050,393

     - Conversion. The Series K Stock will be convertible into shares of our Common Stock, no sooner than May 30, 2004, upon the happening of any of the following events (the "Triggering Events"): the Company is (i) deemed by AMEX to be in compliance with applicable listing standards; (ii) deemed by another exchange to be in compliance with its applicable listing standards in the event our securities are listed on such exchange; or (iii) we are no longer listed on AMEX, the Nasdaq National Market or SmallCap Market, or the New York Stock Exchange.

     Upon the occurrence of any of the above Triggering Events, the shares of Series K Stock will become convertible into shares of common stock. The aggregate number of shares of common stock to be issued upon the full conversion of all of the Series K Stock is equal to:

4 times (COP - P - T) - T

where:

COP  means the company outstanding common stock (as defined below).

P means the number of all shares of common stock issued by the Company pursuant to any agreements or obligations which arose after May 30, 2003, up to and including the dated a Triggering Event occurs (the "Trigger Date").

T means the number of shares of common stock issued to the former Interpharm, Inc. shareholders pursuant to the November 25, 2002 Capital Stock Exchange Agreement - 6,151,178.

The "Company Outstanding Common Stock" shall mean the sum of (a) the number of shares of common stock issued and outstanding on the Trigger Date and (b) the number of shares of common stock that are issuable upon the conversion of all issued and outstanding shares of Series A, Series B, Series C and Series J preferred stock of the Company, such number to be calculated as if all of the issued and outstanding shares of Series A, Series B, Series C and Series J that are issued and outstanding on the Trigger Date had been converted on the day immediately preceding the Trigger Date.

     Beginning on the Trigger Date and on each anniversary date thereof, one-seventh of the total number of shares of Series K Stock will automatically convert into common stock until all of the Series K Stock has been converted. The Series K preferred stock certificate of designations, preferences and rights further provides that if, at any time after the Trigger Date, the holders of the Series K Stock own less than 51% of our outstanding common stock, then the holders may convert such number of Series K Stock as will be necessary such that the holder will own 51% of the outstanding common stock. The holders of the Series K stock have agreed with the Company to waive this accelerated vesting provision of the Series K stock unless and until such time as (a) any person, or any two or more persons acting as a group, and all affiliates of such person or persons, shall, acquire and own, beneficially, 50% or more of our outstanding common stock , or (b) if following (i) a tender or exchange offer for voting securities of the Company, or (ii) a proxy contest for the election of Directors, the persons who were Directors of the Company immediately before the initiation of such event cease to constitute a majority of our Board of Directors upon the completion of such tender or exchange offer or proxy contest or within one year after such completion.

SERIES A-1

     - Title. $.01 par value per share Series A-1 Convertible Cumulative Preferred Stock.

     - Voting. No voting rights.

     - Liquidation Preference. $0.682 per share.

     - Dividend Rights. $0.0341 per share, per year, when and as declared by our Board of Directors.

     - Redemption Provisions. None.

     - Amount Authorized. 5 million shares.

     - Amount Issued. 4,855,389

     - Conversion. Converts on a 1:1 basis into common stock upon:

       i. the Company reaching $150 million in revenues;

      ii. a merger, consolidation, sale of assets or similar transaction; or

     iii. a "Change in Control" which occurs if (a) any person, or any two or more persons acting as a group, and all affiliates of such person or persons, shall, acquire and own, beneficially, 50% or more of the common stock outstanding, or (b) if following (i) a tender or exchange offer for voting securities of the Company, or (ii) a proxy contest for the election of directors of the Company, the persons who were directors of the Company immediately before the initiation of such event cease to constitute a majority of the Board of Directors of the Company upon the completion of such tender or exchange offer or proxy contest or within one year after such completion.

                           ANALYSIS OF EQUITY CAPITAL

     The following is an analysis of the number of shares of common stock outstanding as of September 24, 2003, on a fully diluted basis, including shares potentially issuable upon exercise or conversion of outstanding options and preferred stock. The descriptions of our preferred stock contained below are qualified, in their entirety, by their respective Certificates of Designation, Preferences and Rights.

     As of September 24, 2003, we had 17,393,886 shares of common stock and 10,334,578 options to purchase our common stock outstanding. Of these options, 5,259,578 were issued prior to the acquisition of Interpharm, Inc. on May 30, 2003. Of the 5,259,578 options, 1,259,578 are currently exercisable and 4,000,000 are not exercisable prior to the Trigger Date of the Series K Preferred Stock.

     We also have five series of preferred stock outstanding. Our Series A, B and C preferred stock, which were issued prior to May 30, 2003, are convertible into 7,438 shares of common stock.

     On May 30, 2003, we issued 5,075,000 options, of which 25,000 will vest on December 31, 2003, and 25,000 will vest on December 31, 2004. The remaining 5,025,000 options are subject to vesting schedules that are dependant on certain circumstances that are, as yet, undeterminable. However, the following is a table setting forth the earliest dates on which such options can be exercised, absent a change in control.

                         January 1, 2005            1,272,500
                         May 30, 2005                  15,000
                         December 31, 2005          1,207,500
                         December 31, 2006          1,207,500
                         December 31, 2007          1,207,500
                         December 31, 2010             15,000
                         December 31, 2011            100,000


     On May 30, 2003, we also issued 4,855,389 shares of Series A-1 Cumulative Convertible Preferred Stock in exchange for the retirement of approximately $3.31 million in related party debt. Each share of the Series A-1 stock is convertible into one share of common stock only if: (i) our total revenue for any four consecutive three month periods equals or exceeds $150 million, (ii) we or Interpharm, Inc. merge with or into another company or sell substantially all of our or Interpharm Inc.'s assets, or (iii) there is a change in control.

     On May 30, 2003, we also issued 2,050,393 shares of our Series K Preferred Stock. The timing and amount of shares of common stock that the Series K Preferred Stock can be converted into is dependant on certain factors discussed in this Form 10-K under the heading "Series K and A-1 Preferred Stock." The Series K Preferred Stock is to vest ratably over a seven-year period beginning on a date no sooner than May 30, 2004, and only after certain triggering events have occurred. The Series K Preferred Stock also provides that at any time the holders of the Series K Preferred Stock do not own 51% of our outstanding shares of common stock, the vesting provisions would accelerate. In August 2003, we entered into an agreement with the holders of the Series K Preferred Stock whereby they have agreed to waive their rights to accelerate vesting unless and until such time as (a) any person, or any two or more persons acting as a group, and all affiliates of such person or persons, shall, acquire and own, beneficially, 50% or more of our common stock, or (b) if following (i) a tender or exchange offer for our voting securities, or (ii) a proxy contest for the election of directors, the persons who were directors of the Company immediately before the initiation of such event cease to constitute a majority of our Board of Directors upon the completion of such tender or exchange offer or proxy contest or within one year after such completion. If any of these events occur, and the accelerated vesting provision set forth in the Certificate of Designations, Preferences, and Rights of the Series K Preferred Stock have been met, then the Series K Preferred Stock shall vest as set forth in the Certificate of Designations, Preferences, and Rights.

     The Series K and Series A-1 Preferred Stock are held by a total of seven holders, each of whom is an affiliate of the Company. Assuming that all currently vested options that are eligible to be exercised are exercised prior to the triggering date of the Series K stock, we will ultimately issue 43,887,718 shares to the holders of the Series K stock.

     Based on the foregoing, the following table illustrates the maximum number of shares that will be issued by us based on our current capital structure for the periods presented assuming (i) all options are exercised as soon as they are eligible to be exercised; (ii) the Series A, B, and C Preferred Stock are converted prior to May 30, 2003; (iii) the trigger date of the Series K stock will be May 30, 2004; (iv) we achieve the $150,000,000 revenue trigger for the Series A-1 stock during the year 2009; (v) there is no change in control of the Company and (vi) there is no stock split, recapitalization or restructuring of the Company.

                                    Maximum Number of
DATE                               Shares to be Issued
----                               -------------------

Common Stock
Outstanding at
September 24, 2003                                                  17,393,886

September 24, 2003 -                     1,292,016
May 30, 2004

May 30, 2004                             6,269,674

December 31, 2004                           25,000

January 1, 2005 -
December 31, 2005                       10,764,674

January 1, 2006 -
December 31, 2006                        9,477,174

January 1, 2007 -
December 31, 2007                        7,477,174

May 30, 2008                             6,269,674

May 30, 2009                            11,125,063

January 1, 2010 -
December 31, 2010                        6,284,674

December 31, 2011                          100,000

Maximum total outstanding
shares at December 31, 2011                                         76,479,009

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents summary financial data for the six-month period ended June 30, 2003 and the four previous fiscal years ended December 31, 2002. The summary financial data set forth below with respect to our statements of operations for the fiscal years ended December 31, 1999 and 1998 and the balance sheet data as at December 31, 1999 and 1998 was derived from our consolidated financial statements which are not included in this report. The following summary financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                   SIX MONTHS        SIX MONTHS      YEAR ENDED      YEAR ENDED       YEAR ENDED      YEAR ENDED          YEAR ENDED
                      ENDED             ENDED       DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                  JUNE 30, 2003    JUNE 30, 2002(1)     2002            2001             2000            1999 (1)          1998 (1)
                  --------------   --------------   ------------   --------------   --------------   ---------------   -------------
Net Sales            $14,953,438      $11,743,440    $24,312,245      $18,435,446      $11,391,326       $ 9,946,348     $ 8,663,881
Net income           $   723,645      $   610,802    $ 1,050,419      $   514,565      $   337,764       $    34,407     $    60,269
Income per
common share:
Basic                $      0.08      $      0.07    $      0.13      $      0.06      $      0.04       $      0.01     $      0.01

Diluted              $      0.02      $      0.02    $      0.03      $      0.01      $      0.01       $      0.00     $      0.00

Balance Sheet Data

Total Assets         $20,338,795      $10,904,361    $11,198,347      $ 9,645,807      $ 7,390,015       $ 6,341,472     $ 5,867,048
Long-term
 obligations         $   267,056      $ 3,400,959    $ 3,335,754      $ 3,591,480      $ 3,289,118       $ 3,474,682     $ 3,467,251
Cash dividend per
common share                   0                0              0                0                0                 0               0

(1) Unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     Interpharm, Inc. is engaged in the business of developing, manufacturing and marketing generic over-the-counter and prescription strength pharmaceutical products. Approximately 65% of our sales are made under our own label. The remaining 35% are to wholesalers and distributors which sell our products under their own labels.

     We market our products primarily to wholesalers, drug distributors, repackagers, and other manufacturers through our internal sales staff as well as independent sales representatives. Some of our wholesalers and distributors purchase products that are warehoused for drug chains, independent pharmacies, state and federal governmental agencies and managed healthcare organizations. Sales are recognized when the product is shipped and appropriate provisions are made for returns. Consistent with industry practice, we have a returned goods policy which is described in "Business," above.

     During the six-month period ended June 30, 2003 and the 12-month periods ended December 31, 2002 and 2001, we did not experience returns of material quantities of any of the products we sell. Therefore, we do not believe that we are subject to a material risk attributable to returns.

     We have been faced with increased demand for our existing products from our existing customers. These customers have expressed satisfaction with the quality of our products, our prices, and our reliability. Accordingly, we have developed and implemented a plan to upgrade our production capacity and are exploring adding an additional production facility. During the 12-month period ended December 21, 2002, we spent approximately $1,200,000 on production equipment and leased an additional 38,000 square feet of space in the building we currently occupy. During the six-month period ended June 30, 2003, we spent $1,031,403 on production equipment.

     Although our growth in the recent past has been attributable primarily to increased orders from our existing customers, we are also actively seeking to create strategic alliances with companies whose strengths would compliment ours. To that end, we have, in July and August 2003, launched two of four products that we are manufacturing for URL/Mutual, on a contract basis. We believe that our future growth is dependent upon other mutually beneficial arrangements with companies such as URL/Mutual, as well as obtaining new clients and aggressively increasing our product line.

RESULTS OF OPERATIONS

FOR SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002
(All June 30, 2002 financial information is unaudited)

Financial Highlights

o Net sales increased 27.33% or $3.21 million to $14.95 million from $11.74 million.
o Gross profit increased 27.02% or $0.58 million to $2.74 million from $2.16 million.
o Operating income increased 15.59% or $167,600 to $1.24 million from $1.07 million.
o   Net income increased 18.47% or $112,843 to $723,645 from $610,802.

NET SALES AND GROSS PROFIT

     Net sales for the six month period ended June 30, 2003 were $14.95 million compared to $11.74 million for the six-month period ended June 30, 2002, an increase of 27.33% or $3.21 million. The increase in sales is primarily attributable to increased orders from our existing customers resulting from our increased production capacity. We launched production of Naproxen in December 2001. We have experienced an increase in our sales of Naproxen which is primarily the result of customer awareness of our entry into this market and their willingness to increase orders for Naproxen as they do for Ibuprofen. The increase in net sales was not attributable to any change in prices which, for our entire product line, remained stable. Gross profit for the six months ended June 30, 2003 was $2.74 million.

     During the six months ended June 30, 2003, two customers accounted for approximately 50% of total sales.

COST OF SALES

     Cost of sales increased $2.63 million to $12.21 million for the six-month period ended June 30, 2003, or 27.41% from $9.59 million for the six-month period ended June 30, 2002, primarily due to increased production and sales. Approximately $1.90 million, or 72.23% of this increase is attributable to the cost of raw materials, increased quantities of which were necessary due to increased production. Raw material prices were constant during the period. Approximately $386,000, or 14.69%, was for increased labor costs, including payroll taxes and benefits. Approximately $242,000, or 9.19% is attributable to increased costs of packaging, lab and factory supplies.

     We continued to increase our production capabilities to satisfy increasing demand from existing customers. The increase in production is attributable to our continued efforts to grow Naproxen, as well as increased production of Ibuprofen.


RESEARCH AND DEVELOPMENT

     Research and development expenses for the six-month period ended June 30, 2003 were $185,601, or 1% of net sales, compared to $148,850, or 1% of net sales for the same period in 2002, an increase of $36,751. Research and development expenses were used primarily for materials and biostudies for new drugs currently in development. We believe that research and development expenses will represent a substantially larger percentage of our net sales in the future as we seek to expand our product line.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $1.27 million, in the six-month period ended June 30, 2003, or 8.52% of net sales, compared to $0.90 million, or 7.63% of net sales, for the same period in 2002.

     Selling, general and administrative expenses for the six-month period ended June 30, 2003 were primarily made up of salaries, including payroll taxes and benefits ($319,621), selling commissions ($90,606), freight expenses ($197,239), legal, accounting and other professional services ($251,567), insurance expense ($71,403), bad debts ($40,200), and utilities ($39,724). Salaries increased $40,110, or 14.35% from the six month period ended June 30, 2002 due to increases in staff to accommodate increased production. Legal, accounting and other professional services increased $204,072, or 429.67% from the six month period ended June 30, 2002. This increase is attributable to costs associated with the acquisition of Interpharm, Inc. by ATEC and the increased legal and accounting expenses resulting from being a public company. No sales were made to any customer whose balance was written off during the six month period ended June 30, 2003

OPERATING INCOME

     Operating income for the six-month period ended June 30, 2003 increased $167,600 to $1.24 million as compared to $1.07 million, or 15.59% as compared to the same period ended June 30, 2002. The six-month period ended June 30, 2003 included an increase of approximately $204,072 of legal, professional and accounting costs, as compared to the same period in 2002. These increased expenses are the result of the acquisition of Interpharm, Inc., by ATEC which was consummated on May 30, 2003, and the legal and accounting fees associated with being a public company. For the six-month period ended June 30, 2002, there were no such fees.

INCOME TAXES

     The effective tax rate for the six-month period ended June 30, 2003 was 35% compared to 34% for 2002. Our deferred tax asset was primarily attributable to New York State investment tax and employment incentive tax credits. The tax credits utilized are limited to the state taxes computed on the minimum taxable income base. These tax credits also expire in 15 years if not utilized. We estimated a reserve for the deferred tax asset based upon prior years' actual credits utilized and projected credits to be utilized on future taxable income. The valuation allowance reserve has decreased due to our increased taxable income which has utilized more credits and our estimate of future growth which has reduced the estimated credits that will not be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     Since Interpharm, Inc.'s inception, it has financed its operations and met capital expenditure requirements primarily through cash flows from operations, bank loans and lines of credit, and loans from its stockholders. For the past several years prior to its acquisition by ATEC, cash provided from Interpharm, Inc.'s operations has been the primary source of funds to operate its business. Cash flows from operations were $200,432 during the six-month period ended June 30, 2003. As a result of Interpharm, Inc.'s cash flows from operations during the six-month period ended June 30, 2003 and the sale of ATEC's computer operations on May 30, 2003, working capital increased $2.9 million to $5.2 million from $2.3 million at December 31, 2002. We believe that Interpharm, Inc.'s working capital and cash provided by operating activities are sufficient to meet its operating needs for the next twelve months.

     Net cash used in investing activities for the six-month period ended June 30, 2003 was approximately $1.031 million related to the purchase of production equipment.

     During the six-month period ended June 30, 2003, we generated approximately $3,061,000 including approximately $2,068,000 (net of $190,000 of costs) from the reverse merger with ATEC and $1,100,000 of proceeds from our bank credit line. The exercise of 2,187,863 options from July 1, 2003 to September 12, 2003 resulted in cash proceeds to us of $2.7 million. These options were outstanding prior to the closing of the transaction with ATEC. In addition, promissory notes in the amount of $1,524,092 from the purchaser of ATEC's computer business were collected subsequent to June 30, 2003.

     In August 2003, we increased our credit lines from $3.5 million (at December 31, 2002) to $7 million. In addition, we retired approximately $3.31 million in related party loans to Interpharm in exchange for our Series A-1 Preferred Stock. We believe that our increased liquidity will afford us the opportunity to increase our Research and Development expenditures on a more aggressive pace than in previous years.

     At June 30, 2003, we have approximately $7,680,000 in Federal net operating loss carryforwards ("NOLs") available to reduce future taxable income. These NOLs could result in savings of up to $3,000,000 in future income tax payments (although there will be no effect on income tax expenses).

     In addition, the exercise of 2,251,382 employee stock options and warrants from July 1, 2003 to September 24, 2003 resulted in additional future tax deductions approximating $9,000,000, which could result in cash savings of up to $3,000,000.

Accounts Receivable

     Our accounts receivable at June 30, 2003 was $4.9 million as compared to $4.2 million at December 31, 2002. This increase is primarily attributable to the increase in sales for the six-month period ended June 30, 2003. The average number of days oustanding for our accounts receivable for the six-month period ended June 30, 2003 consistently ranged from 54 to 59 days.

Inventory

     In late 2000 and early 2001, Interpharm, Inc. commenced a program to increase inventory production levels to meet demand created by increasing sales. At June 30, 2003, our inventory increased to $4.6 million from $3.4 million at December 31, 2002 which is a level we believe to be sufficent to meet current demand.

Accounts Payable

     The accounts payable, accrued expenses and other liabilities increased approximately $1,156,000, and amounts due on our working capital credit line increased $1,100,000 from December 31, 2002. This increase is primarily attributable to increased inventory production to meet demand.

Cash and Cash Equivalents

     Cash and cash equivalents at June 30, 2003 were $2.34 million as compared to $105,789 at December 31, 2002, an increase of $2.23 million. This increase is primarily attributable to the proceeds from the sale of ATEC computer operations, Interpharm, Inc.'s cash flow from operating activities and net bank borrowings of $993,875. Offsetting these events were equipment purchases of $1,031,403 during the six month period ending June 30, 2003.

     We believe that one of the most important factors in our ability to continue to grow our business will be our ability to launch new products. To that end, we plan to devote substantially greater resources to our research and development efforts than we have in previous years. In addition, we plan to continue to devote substantial resources to increasing our production capacity through the purchase of new equipment and otherwise improving our production facility. While we anticipate that our cash flow and current credit arrangements will be sufficient for at least the next 12 to 18 months, we may choose to raise additional funds or seek other financing arrangements to facilitate more rapid expansion, to develop new products at a faster pace, or to acquire or invest in complimentary businesses, technologies, services or products.

     From time to time in the past, Interpharm, Inc.'s shareholders, directors, and officers had made loans to it for working capital. As of December 31, 2002, each of theses loans was paid by Interpharm, Inc. with the exception of a loan with a $3 million principal balance from Dr. Maganlal K. Sutaria to Interpharm, Inc. and a $311,375 loan from a shareholder. Both loans were converted into Series A-1 preferred stock on May 30, 2003.

OUR OBLIGATIONS

     As of June 30, 2003, our obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                                 DUE IN
                                                  LESS               DUE             DUE            DUE
                                                 THAN 1            IN 1-3          IN 4-5         AFTER 5
OBLIGATION                      TOTAL             YEAR              YEARS           YEARS          YEARS
--------------------------- --------------- ------------------ ---------------- -------------- ---------------
Line of credit (1)          $ 2,064,793      $ 2,064,793         $      --        $      --        $      --

Bank notes payable (1)          461,762          224,241             237,521             --               --

Operating leases (2)          8,282,908          627,636           1,735,272          960,000        4,960,000
                            -----------      -----------         -----------      -----------      -----------
    Total cash
     obligations            $10,809,823      $ 2,917,030         $ 1,972,793      $   960,000      $ 4,960,000
                            ===========      ===========         ===========      ===========      ===========

(1)  See "Bank Loans and Lines of Credit," below.


     -  Minimum debt service ratio of at least 1.2 : 1, on an annual basis;
     - Maximum debt to net worth ratio of not more than 1.0 : 1, on an annual basis;
     - Maintain a tangible net worth of at least $4,000,000 as of June 30, 2003 with an increase of tangible net worth of not less than $50,000 for each fiscal year end, thereafter.
     - Interpharm is also required to provide financial statements and other financial information on a regular basis.

As of June 30, 2003 and December 31, 2002 and 2001, we were in compliance with all of the above covenants.


BANK LOANS AND LINES OF CREDIT

     We have the following loans and credit lines outstanding as of June 30, 2003, each of which is guaranteed by Raj Sutaria, Mona Rametra, Perry Sutaria, and Bhupatlal Sutaria:

     1. HSBC Advised Secured Line of Credit Facility totaling $2.38 million. The interest rate on this credit line is, at the Company's option, equal to either
(i) LIBOR plus 2.25%, or (ii) HSBC's prime rate plus (4.25% at June 30, 2003). The line of credit is due on demand. The facility is reviewed by the bank at least annually and automatically expires unless extended in writing. The line of credit is scheduled to be reviewed by November 30, 2003.

     2. HSBC Non-Revolving Secured Facility for Equipment Purchases for $483,542. This facility was revised on August 6, 2003 to provide for a $2 million line of credit. Each advance under the Equipment Purchase Line cannot exceed 90% of the invoice amount of the new equipment. Each advance is converted into a separate note that is fully amortizing in up to 60 equal monthly installments of principal and interest. Interest on the notes payable is, at the Company's option, (i) a fixed rate equal to HSBC's cost of funds plus 2.25%,
(ii) LIBOR plus 2.25% or (iii) HSBC's prime rate. At June 30, 2003, there were four separate notes outstanding with current aggregate monthly installments totaling $24,597. During the first quarter of fiscal 2004, all of the notes payable were paid in full.

     In April, 2003, Sutaria Family Realty, LLC refinanced its mortgage on our leased building at 75 Adams Avenue in Happauge. In connection with the refinancing, a guarantee of the mortgage, previously given by Interpharm, Inc., was eliminated. However, the owners of Sutaria Family Realty, LLC continue to guarantee our loans and lines of credit.

LEASES

     We lease an entire building in Hauppauge, New York, pursuant to a non-cancellable lease expiring in October, 2019, which houses our manufacturing, warehousing and some executive offices. The leased building is approximately 100,000 square feet and is located in an industrial/office park. The current annual lease payments to the landlord, Sutaria Family Realty, LLC, are $480,000. Sutaria Family Realty, LLC is owned by Mona Rametra, Perry Sutaria and Raj Sutaria.

Upon a change in ownership of the Company, and every three years thereafter, the annual base rent will be adjusted to fair market value, as determined by an independent appraisal. There are no tenants in the building other than us.

     We also lease approximately 23,175 square feet of office space at 69 Mall Drive in Commack, New York for some of our executive offices. The lease for this office space expires in 2005. The annual lease payments are approximately $187,000 and we have sublet 18,500 square feet for $164,000 per year.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

Financial Highlights

     o Net sales increased 32% or $5.9 million to $24.3 million from $18.4 million.
     o Gross profit increased 27% or $.9 million to $4.4 million from $3.5 million.
     o Operating income increased 80% or $.8 million to $1.8 million from $1.0 million.
     o  Net income increased 104% or $535,854 to $1,050,419 from $514,565.

NET SALES AND GROSS PROFIT

     Net sales for the fiscal year ended December 31, 2002 were $24.3 million compared to $18.4 million for the fiscal year ended December 31, 2001, an increase of $5.9 million. Of this 32% increase in net sales approximately $5.1 million is attributable to increased orders from existing customers spread evenly across Interpharm, Inc.'s product lines and resulting from Interpharm, Inc.'s increased production capacity and $800,000 is attributable to the introduction of Naproxen to Interpharm, Inc.'s product line. The increase in net sales was not attributable to any change in prices which, for all products in Interpharm, Inc.'s product line, remained stable from the fiscal year ended December 31, 2001 to the year ended December 31, 2002. Gross profit for the year ended December 31, 2002 was $4.4 million, an increase of 22% or .9 million from the $3.5 million for the prior year.

     During the year ended December 31, 2002, two Interpharm, Inc. customers accounted for approximately 48% of Interpharm, Inc.'s total sales.

COST OF SALES

     Cost of sales increased to $19.9 million in the fiscal year ended December 31, 2002, or 34% from $14.9 million in the prior year due to increased production. Approximately $3.7 million, or 73% of this increase is primarily raw material purchases and approximately $1.0 million, or 12%, was for increased labor costs. Raw material prices were constant during the period.

     Interpharm, Inc. increased its production to satisfy existing demand from existing customers which have additional purchasing capacity. The increase in production is attributable to the introduction of Naproxen as well as increased production of Ibuprofen and Iso Cap, the production of which increased 25% and 30% respectively.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the fiscal year ended December 31, 2002 were $415,618, or 2% of net sales, compared to $110,000, or 1% of net sales in 2001, an increase of $305,618. Research and development expenses were used primarily for materials and biostudies for new drugs currently in development.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $2.1 million, in the year ended December 31, 2002, or 9% of net sales, compared to $2.0 million, or 11% of net sales, for 2001.

     Selling, general and administrative expenses for the fiscal year ended December 31, 2002 were primarily made up of salaries ($492,000), selling commissions ($164,000) freight expenses ($370,000), legal, accounting and other professional services ($328,000), repairs and maintenance costs ($74,000) and insurance expense ($23,000). Salaries increased $37,000 due to increases in staff to accommodate increased production. In addition, bad debt expense decreased by $214,000 due to the write-off of one customer balance in the preceding year and write-offs occurring during the year ended December 31, 2002 were $47,000. No sales were made to the customer whose balance was written off in the fiscal year ended December 31, 2002.

INCOME TAXES

     The effective tax rate for the fiscal year ended December 31, 2002 was 32% compared to 29% for 2001. The increase in the effective tax rate for 2002 was primarily due to a decrease in the net deferred tax asset valuation allowance in the 2001 fiscal period. The deferred tax asset was primarily attributable to New York State investment tax and employment incentive tax credits. The tax credits utilized are limited to the state taxes computed on the minimum taxable income base. These tax credits also expire in 15 years if not utilized. Management has estimated a reserve for the deferred tax asset based upon prior years' actual credits utilized and projected credits to be utilized on future taxable income. The valuation allowance reserve has decreased due to Interpharm, Inc.'s increased taxable income which has utilized more credits and management's estimate of future growth which has reduced the estimated credits that will not be utilized.

Liquidity and Capital Resources - December 31, 2002

     Cash flows from operations were $1,747,585 during the fiscal year ended December 31, 2002, $906,343 during year ended December 31, 2001 and $353,293 during 2000. As a result of Interpharm, Inc.'s cash flows from operations during fiscal 2002, working capital increased $.2 million to $2.3 million from $2.1 million in 2001.

     Net cash used in investing activities for the fiscal year ended December 31, 2002, 2001 and 2000 were $1,203,221, $964,259 and $175,583, respectively.
These were all for the purchase of production equipment except for $19,011 in 2002 for the purchase of marketable securities. In the year ended 2002, Interpharm, Inc. used $1,044,176 to repay bank notes of $236,455 and loans to related parties of $807,721. In the year ended 2001, Interpharm, Inc. removed $313,166 of net equipment from service.

Accounts Receivable

     The accounts receivable increase from December 31, 2001 to December 31, 2002 is primarily attributable to the increase in sales throughout 2002. This increase resulted in an increased accounts receivable balance at December 31, 2002.

     The accounts receivable days outstanding for the periods December 31, 2001 through December 31, 2002 consistently ranged from 54-59 days.

Inventory

     During the later part of 2000 and early 2001 Interpharm, Inc. commenced a program to increase inventory production levels to meet the demand for increasing sales. Due to the increase in sales at the end of 2001 Interpharm, Inc.'s inventory had decreased. During 2002 Interpharm, Inc. had increased production capacity to produce more inventory to meet future demand resulting in a more optimal level of inventory at December 31, 2002.

     The inventory turnover for the periods ended December 31, 2001 through December 31, 2002 has consistently improved with a decrease in number days sales in inventory from 58 days to 50 days.

Accounts Payable

     The accounts payable, accrued expenses and other liabilities increase from December 31, 2001 to December 31, 2002 is primarily attributable to increased inventory production to meet future sales demands.

Cash and Cash Equivalents

     The decrease in cash and cash equivalents from December 31, 2001 to December 31, 2002 of $478,069 is primarily attributable to $1,184,210 in equipment purchases and $1,044,176 to repay bank notes of $236,455 and loans to related parties of $807,721. These amounts were partially offset by $1,747,535 in net cash provided by operating activities.

     From time to time in the past, Interpharm, Inc.'s shareholders, directors and officers had made loans to it for working capital. As of December 31, 2002, each of these loans was paid by Interpharm, Inc. with the exception of a loan with a balance of $304,750 from Mona Sutaria and a loan with a $3 million principal balance from Dr. Maganlal K. Sutaria to Interpharm, Inc. The $3,000,000 loan reflected in Interpharm, Inc.'s December 31, 2002 financial statements has a maturity date of January 1, 2012. Repayment of this loan was subordinated to Interpharm, Inc.'s bank debt.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

Financial Highlights

     o Net sales increased 62% or $7 million to $18.4 million from $11.4 million
     o Gross profit increased 58% or $1.3 million to $3.5 million from $2.2 million
     o  Operating income increased 20% or $172,679 to $1,035,957 from $863,278
     o  Net earnings increased 52% or $176,801 to $514,565 from $337,764

NET SALES AND GROSS PROFIT

     Net sales for 2001 were $18.4 million compared to $11.4 million for fiscal 2000, an increase of $7 million or 62%. In 2001, Interpharm, Inc. increased its production capacity to satisfy demand from existing customers with the capacity to make additional purchases. Once Interpharm, Inc.'s production capacity was increased, it received a corresponding increase in orders from these customers.

     Gross profit for 2001 was $3.5 million, or 19% of net sales, compared to $2.2 million, or 19% of net sales, for fiscal 2000. This increase of $1.3 million, or 58%, was also attributable to increased production of Interpharm, Inc.'s generic products.

     The increase in net sales was not attributable to any change in prices which, for all products in Interpharm, Inc.'s product line, remained stable between 2000 and 2001.

COST OF SALES

     Cost of sales increased from $9.2 million in 2000 to $14.9 million in 2001, an increase of $5.7 million or 62% due to increased production. $2.6 million, or 46%, of this increase was attributable to raw material purchases, $1.9 million, or 33%, was attributable to manufacturing overhead, $.2 million, or 4%, was attributable to increases in the purchase of packing supplies and $.1 million, or 2%, was attributable to increased labor costs. Raw material prices were constant during the period.

RESEARCH AND DEVELOPMENT

     Research and development expenses for fiscal 2001 were $110,000, or 1% of net sales, compared to $0, in fiscal 2000. This increase was largely attributable to the new drugs currently in development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $2.0 million, or 11% of net sales, for fiscal 2001, compared to $1.3 million, or 11% of net revenues, for fiscal 2000. For fiscal 2001, selling general and administrative expenses were primarily made up of salaries ($456,000), freight expenses ($248,000), commissions ($166,000), legal, accounting and other professional services ($199,000), repairs and maintenance expenses ($89,000) and, a bad debt of $297,000 for one customer, the other 50% owner of Interpharm, Inc.'s Saturn subsidiary. The bad debt and an increase in salaries of $218,000 relating to the hiring of additional personnel in order to increase production comprised most of the increase in selling, general and administrative expenses from 2000 to 2001.

INCOME TAXES

     The effective tax rate for fiscal 2001 was 29% compared to 39% for fiscal 2000. The decrease in the effective tax rate was due to the decrease in the tax effect of permanent differences, primarily due to the minority owner's share of the loss of Interpharm, Inc.'s subsidiary during 2000. At December 31, 2001, Interpharm, Inc. has net deferred tax assets of $298,000 primarily related to New York State investment tax credits of approximately $268,500 and cumulative losses in excess of its subsidiary basis. The net deferred tax asset has been reduced by a valuation allowance of $151,000 because Interpharm, Inc. may not be able to utilize all of these deferred tax assets prior to their expiration.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of financial condition and results of operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that Interpharm make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, Interpharm evaluates judgments and estimates made, including those related to revenue recognition, inventories, income taxes and contingencies including litigation. Interpharm bases its judgments and estimates on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We consider the following accounting policies to be most critical in understanding the more complex judgments that are involved in preparing its financial statements and the uncertainties that could impact results of operations, financial condition and cash flows.

REVENUE RECOGNITION

     Revenues from the sale of Interpharm products are recognized upon shipment of the product. Revenues are recorded net of provisions for rebates, charge-backs, discounts and returns, which are established at the time of sale. Estimates for rebates, charge-backs, and discounts are calculated based on actual experience and also cover chargebacks on sales to intermediary wholesale prime vendors for the supply of Ibuprofen to the Department of Veterans Affairs.

     We purchase raw materials from a supplier, which is then used in the manufacturing of completed goods and sold back to the supplier, by direct drop shipment to the supplier's customers. The raw materials are also used in the manufacturing of products for other customers. We also (i) have the general inventory risk by taking title to all of the raw material purchased, (ii) establish the selling price for the finished product and, (iii) significantly change the raw materials into the finished product under our specifications and formulas. These factors among others, qualify us as the principal under the indicators set forth in EITF 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent. If the terms and substance of the arrangement change, such that we no longer qualify to report these transactions on a gross reporting basis, our net income and cash flows would not be affected. However, our sales and cost of sales would both be reduced by a similar amount.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We record allowances for doubtful accounts based upon customer specific analysis and assessment of past-due balances. Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer specific circumstances. The allowance for doubtful accounts was $47,776 at June 30, 2003 and December 31, 2002 and 2001.

INVENTORY

     Our inventories are valued at the lower of cost or market, determined on a first-in, first -out basis, and include the cost of raw materials and manufacturing. We continually evaluate the carrying value of our inventories and when factors such as expiration dates and spoilage indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are disposed of and completely written off in the period incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for Interpharm in the December 31, 2002 financial statements. We do not expect the adoption the initial recognition requirements to FIN 45 will have a significant impact on our consolidated financial position or results of operations.


     In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. We believe that we are currently in substantial compliance with the requirements of SFAS No. 150.

ISSUE AND UNCERTAINTIES

RISK OF PRODUCT LIABILITY CLAIMS

     The testing, manufacturing and marketing of pharmaceutical products subject us to the risk of product liability claims. We believe that we maintain an adequate amount of product liability insurance, but no assurance can be given that such insurance will cover all existing and future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under our lines of credit are indexed to the prime rate.

     Due to the nature of our borrowings and short-term investments, we have concluded that there is no material risk exposure.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the previous two fiscal years, and the subsequent interim period, Interpharm, Inc.'s accountant has not resigned, declined to stand for re-election and was not dismissed. During the previous two fiscal years, and the subsequent interim period, there were no material disagreements with Interpharm, Inc.'s accountant with respect to any matter.

     Following the acquisition of Interpharm, Inc., on June 9, 2003, we dismissed Weinick Sanders Leventhal & Co., LLP ("WSLCO") as our independent accountant. WSLCO had been previously engaged as the principal accountant to audit ATEC's financial statements. The reason for the termination was the acquisition of Interpharm, Inc., which is now our primary business unit and which has been audited by the firm of Marcum & Kliegman LLP. We believe that it is in our best interests to have Marcum & Kliegman LLP continue to work with us.

     WSLCO's report on our financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     The decision to change accountants was recommended by our Board of Directors and approved by the Audit Committee of our Board of Directors.

     During our two most recent fiscal years, and the subsequent interim periods, prior to June 9, 2003, there were no disagreements with WSLCO on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure, which disagreements, if not resolved to the satisfaction of WSLCO, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

     On June 11, 2003, we retained Marcum & Kliegman LLP as our new independent accountant. Marcum & Kliegman LLP is located at 130 Crossways Park Drive, Woodbury, New York 11797.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     At the conclusion of the period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

CHANGES IN INTERNAL CONTROLS

     At the conclusion of the period ended June 30, 2003, our Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel reviewed our internal controls and procedures. Subsequent to the date of their evaluation as described above, the following changes have been made: We have taken efforts to implement additional segregation of duties within our accounting department we are also investigating a more efficent and effective inventory costing system. No significant deficiencies or material weaknesses have been identified.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

     Directors and Officers

     The following table sets forth the names and ages of all current Directors and Officers and the position held by them:

Name                           Age               Position

Dr.Maganlal K Sutaria          66                Chairman of the Board of
                                                   Directors
                                                 Chief Executive Officer and
                                                   Director

Bhupatlal K. Sutaria           57                 President, Treasurer and
                                                   Director

James J. Charles               60                Chief Financial Officer

Munish K. Rametra              33               General Counsel and Secretary

Surinder Rametra               63                 Director of Corporate
                                                      Development and Director

Praveen Bhutani                55                 Director

David C. Reback                60                 Director

Stewart Benjamin               38                 Director


     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their successors have been elected and qualified.

     DR. MAGANLAL K. SUTARIA. Dr. Sutaria is a Cardiovascular surgeon and has served as the Chairman of Interpharm, Inc.'s Board of Directors since 1989. Dr. Sutaria received his medical degree from the Medical College, Ahmedabad, Gujarat University in 1961. Dr. Sutaria has served as an Assistant Professor of Surgery at the State University of New York at Stony Brook. Dr. Sutaria has been a Director since May 29, 2003 and is Chairman of our Board of Directors.

     BHUPATLAL K. SUTARIA. Mr. Sutaria has served as the President of Interpharm Inc. since 1990. Prior to joining Interpharm, Inc., Mr. Sutaria was an entrepreneur involved in several businesses. Mr. Sutaria received a Bachelor's degree in Chemistry from Saurashpra University in India in 1972 and a Masters of Business Administration degree from the University of Palm Beach in 1974. Mr. Sutaria is the brother of Dr. Maganlal K. Sutaria. Mr. Sutaria has been a Director since May 29, 2003.

     JAMES J. CHARLES. Mr. Charles was appointed Chief Financial Officer of ATEC in January 1999. Prior to his appointment, Mr. Charles was a financial consultant to several public companies for the period of 1994-1998. Mr. Charles was also the Chief Financial Officer of a printing company from 1991-1994 and a partner at Ernst & Young from 1966-1991.

     MUNISH K. RAMETRA. Mr. Rametra was an associate for the law firm of Sullivan and Cromwell from 1995 to 1999. From 1999 to 2003, Mr. Rametra acted as a financial and legal consultant to several companies. He was appointed our general counsel and Secretary on May 29, 2003. Mr. Rametra attended the Stern School of Business at New York University and New York University School of Law.


     SURINDER RAMETRA was appointed the Chief Executive Officer and Chairman of the Board of Directors of ATEC. in June 1994. He resigned as Chief Executive Officer in January 2002. Prior to June 1994 Mr. Rametra was president of one of our subsidiaries. Mr. Rametra received a Bachelor's degree in Mechanical Engineering from the Punjab Engineering College, India and a Master's degree in Industrial Engineering from the Indian Institute of Technology in 1965 and 1969 respectively. In 1976, Mr. Rametra received a Masters of Business Administration Degree in Finance from New York University.

     PRAVEEN BHUTANI has served as a Director since May 2001. Mr. Bhutani was the founder of Ultra Spec Cables, Inc., a cable manufacturing company and The Options Group, Inc., a placement company. He has served both companies as the Chief Executive Officer since 1992. Prior to 1992 he held various executive positions. Mr. Bhutani has Bachelor and Masters degrees in finance from the Delhi College, Delhi, India.

     DAVID C. REBACK has served as a Director since in November 1997. Since 1969, Mr. Reback has been a partner with Reback & Potash, LLP, a law firm specializing in litigation, appellate matters and real estate. Mr. Reback received a B.A. from Syracuse University, and in 1965 he received a Juris Doctor's degree from Syracuse University College of Law.

     STEWART BENJAMIN has served as a Director since May 2001. Mr. Benjamin is a certified public accountant in the State of New York. From January 1996 to the present, Mr. Benjamin has been self-employed as a sole practitioner under the name of Stewart H. Benjamin, CPA, P.C. From 1985 through December 1995, Mr. Benjamin was employed as a staff accountant in both private industry and local public accounting firms. Mr. Benjamin received a Bachelor of Business Administration degree from Pace University in 1985.

     To our knowledge, except as set forth below, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2003.

           1.        Ashok Rametra - Form 4 dated July 11, 2003

           2.        Praveen Bhutani - Form 4 dated July 11, 2003

           3.        Ashok Rametra - Form 4 dated August 21, 2003

ITEM 11.   EXECUTIVE COMPENSATION

     The Summary Compensation Table for the years ended June 30, 2003, 2002 and 2001 is provided herein. This table provides compensation information on behalf of the Chief Executive Officer and other officers who earn in excess of $100,000.



                           SUMMARY COMPENSATION TABLE


                For the Years Ended June 30, 2003, 2002 and 2001
                       Annual Compensation Awards Payouts

                   ANNUAL COMPENSATION                                                         LONG TERM COMPENSATION

                                                                                           Awards                 Payouts

   Name                                                                Other        Restricted  Securities
   and                                                                 Annual          Stock    Underlying                 All
Principal                      Year                                   Compen-         Awards     Options/      LTIP       Other
 Position     Position        Ended       Salary($)     Bonus($)     sation($)           $         SARS      Payouts   Compensation
 --------     --------        -----       ---------     --------     ---------           -         ----      -------   ------------

 Surinder       Former      6/30/2003     $150,000                     14,157 (1)       0         700,000        0           0
 Rametra(9)    Chairman*
                            6/30/2002     $159,615                     14,367 (2)       0         750,000        0           0
                            6/30/2001     $108,915                     8,464  (3)       0        1,250,000       0           0

Ashok Rametra     Former    6/30/2003     $210,520                     14,134 (4)       0            0           0           0

               President    6/30/2002     $181,731                     10,772 (5)       0         750,000        0           0

                            6/30/2001     $215,077      $50,000        10,766 (6)       0        1,000,000       0           0

 Balwinder    Former CEO*   6/30/2003     $228,360                     2,829  (7)       0            0           0           0
   Singh
   Bathla                   6/30/2002      $64,038                     3,900  (8)       0            0           0           0


Maganlal K.  Chairman/      6/30/2003     $150,000                     1,300 (10)       0        1,200,000       0           0
Sutaria (9)  CEO


Bhupatlal K.   President    6/30/2003     $150,000                     1,100 (10)       0         800,000        0           0
Sutaria (9)

Raj Sutaria   Vice          6/30/2003     $140,000                     1,000 (10)       0         750,000        0           0
(9)           President
              of Interpharm,
              Inc.

Munish  K.    General       6/30/2003     $100,000                     1,000 (10)       0         450,000        0           0
Rametra (9)   Counsel/
              Secretary

* Surinder Rametra was the Company's Chief Executive Officer during the fiscal years ended June 30, 2001 and part of 2002. Mr. Bathla became Chief Executive
Officer in January, 2002.


(1)  Major Medical $6,357, Leased Auto $7,800
(2)  Major Medical $6,567, Leased Auto $7,800
(3)  Major Medical $3,531, Leased Auto $4,933
(4)  Major Medical $6,426, Leased Auto $7,708
(5)  Major Medical $3,058, Leased Auto $7,708
(6)  Major Medical $3,064, Leased Auto $7,708
(7)  Major Medical $2,829 (8) Leased Auto $3,900
(9) Annual compensation based on employment agreements effective June 1, 2003 following the acquisition of Interpharm, Inc. on May 30, 2003.
(10) Leased auto.


     OPTION GRANT TABLE. The following table sets forth certain information regarding the stock options granted during the fiscal year ended June 30, 2003, by us to the individuals named in the above Summary Compensation Table.


                        OPTION GRANTS IN LAST FISCAL YEAR*

                                                Percentage
                                Number of        of Total
                               Securities        Options/
                               Underlying          SARs
                                Options/        Granted to       Exercise                 Grant
                                  SARs           Employees       of Base       Expira-     Date
                                 Granted         in Fiscal        Price          tion     Present
   Name                            (#)              Year        (#/Sh)           Date     Value ($)
----------------------------------------------------------------------------------------------------
Surinder Rametra         (1)     700,000           13.8%         $0.682          2013     $406,000

Dr. Maganlal K. Sutaria  (1)   1,200,000           23.6%         $0.682          2013  $696,000

Bhupatlal K. Sutaria     (1)     800,000           15.8%         $0.682          2013  $464,000

Raj Sutaria              (1)     750,000           14.8%         $0.682          2013  $435,000

Munish Rametra           (1)     450,000            8.9%          $0.682          2013   $261,000

* Option grants listed herein are all grants made after the effective date of the reverse merger transition with ATEC.

(1) 25% of the options are to vest at the later of January 1, 2005 or the date on which our Series K Convertible Preferred Stock becomes convertible into common stock ("the Conversion"), and an additional 25% will vest on each following December 31 beginning in the same year as the first 25% vests; provided, however, that if the Conversion does not occur before December 31, 2007, all options shall vest on that date. The option grant is subject to ratification by our shareholders at the next annual meeting of the shareholders held after the date of the option grants for which management has already received sufficient proxies to carry the ratification. The options are subject to forfeiture in the event of a termination of employment. The term of the options is 10 years from the date they are granted.


           YEAR END OPTION TABLE. The following table sets forth certain information regarding the stock options held as of June 30, 2003, by the individuals named in the above Summary Compensation Table.


                                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                   AND FISCAL YEAR-END OPTION VALUE
                                                       Securities Underlying              Value of Unexercised
                                                       Unexercised Options at             In-the-Money-Options
                                                        Fiscal Year End (#)              At Fiscal Year End (4)
                         Shares         Value
                      Acquired on    Realized($)
                      exercise (#)
Name                                               Exercisable   Unexercisable       Exercisable       Unexercisable
----                                               -----------   -------------       -----------       -------------

Surinder Rametra (1)    357,142       1,046,426     3,047,000      700,000(5)         6,299,500          2,344,000
Ashok Rametra (2)          0              0         1,345,000        750,000          5,713,500              0
Balwinder Singh            0              0          100,000           --                 0                  0
Bathla(3)
Maganlal K. Sutaria        0              0             0         1,200,000(5)            0              3,516,000
Bhupatlal Sutaria          0              0             0           800,000(5)            0              2,344,000
Raj Sutaria                0              0             0           750,000(5)            0              2,197,500
Munish K. Rametra          0              0             0           450,000(5)            0              1,318,500


(1) Represents options to acquire: (i) 7,000 shares at $3.44 per share exercisable through August 8, 2007; (ii) 500,000 shares at $5.50 per share exercisable through March 28, 2008; (iii) 250,000 shares at $4.67 per share exercisable through September 27, 2008; (iv) 140,000 shares at $4.26 per share exercisable through June 29, 2009; (v) 150,000 shares at $1.993 per share exercisable through November 7, 2009; (vi) 1,250,000 shares at $.56 per share exercisable through April 23, 2011 and 750,000 shares at $.50 per share exercisable through November 16, 2011 and 700,000 shares at $0.682 per share exercisable through May 30, 2113.
(2) Represents options to acquire: (i) 10,000 shares at $3.44 per share exercisable through August 8, 2007; (ii) 35,000 shares at 3.7125 per share exercisable through October 8, 2008; (iii) 100,000 shares at $6.80 per share exercisable through December 14, 2008; (iv) 200,000 shares at $1.993 per share exercisable through November 7, 2009 and (v) 1,000,000 shares at $.563 per share excisable through November 14, 2010 and 750,000 shares at $.50 per share exercisable through November 16, 2011.
(3) Represents options to acquire 100,000 shares at $3.75 per share exercisable through December 19, 2006.
(4) Computation based on $2.93, which was the June 30, 2003, closing price for our common stock.
(5) Options are exercisable at $0.682 per share. These options have the following vesting provisions: 25% of the options are to vest at the later of January 1, 2005 or the date on which Interpharm's




     Series K Convertible Preferred Stock becomes convertible into common stock (the "Conversion") and an additional 25% will vest on each following December 31 beginning in the same year as the first 25% vests; provided, however, that if the conversion does not occur before December 31, 2007, all options shall vest on that date. The option grants are subject to ratification by our shareholders at the next annual meeting for which management has already received sufficient proxies to carry the ratification. The options are subject to forfeiture in the event of a termination of employment. The term of the options is 10 years from the date they are granted.



                              EMPLOYMENT CONTRACTS

     Following the acquisition of Interpharm, Inc., on May 30, 2003, we entered into employment contracts with the executive officers named in the charts above. The following table lists the terms of the agreements. We have annexed our template employment agreement to this report as Exhibit 10.3.

                                                                                  Salary
                                        Cell Phone        Auto                     Upon               Termination
                            Salary     Reimbursement    Allowance    Vacation    Disability              Date
                           ------------------------------------------------------------------------------------------
Dr. Maganlal Sutaria       $150,000        full           $1,300      6 weeks     50% for           December 31, 2007
                                                                                  3 mo.
Bhupatlal Sutaria          $150,000        full           $1,100      4 weeks     50% for           December 31, 2007
                                                                                  3 mo.
Raj Sutaria*               $140,000        full           $1,000      4 weeks     50% for           December 31, 2007
                                                                                  3 mo.
Surinder Rametra           $150,000        full           $1,000      6 weeks     50% for           December 31, 2007
                                                                                  3 mo.
Munish K Rametra           $100,000        full           $1,000      4 weeks     50% for           December 31, 2007
                                                                                  3 mo.

     * Employee of Interpharm, Inc. only.

     Each of the above agreements also provides for the following:

     - termination with or without cause and, upon termination, the employee is entitled to receive only any accrued salary and vacation pay;

     - confidentiality and non-competition clauses which remain effective following the termination of employment;

     - Salary increases and bonus payments at the sole discretion of the Board of Directors.

                         BOARD OF DIRECTORS COMPENSATION

Compensation of Directors

     All Directors are entitled to reimbursement of reasonable travel and lodging expenses related to attending meetings of the board of directors and any committee on which they serve. On January 9, 2001, our stockholders approved the receipt by our non-employee directors of up to $5,000 for attendance at each quarterly meeting of the board of directors, plus up to $1,000 for attendance at each committee meeting. Non-employee directors are also eligible to participate in and receive stock options under our 2000 Flexible Stock Plan. Directors who are employees receive no fees for attending meetings of the Board of Directors or any committee on which they serve.

      During the fiscal year ended June 30, 2003 no Director received any fees for attending meetings.


                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

     In August 1994, the Board of Directors established a Compensation Committee, which is responsible for decisions regarding salaries, stock option grants and other matters regarding executive officers and key employees. During fiscal 2003, Ashok Rametra, David C. Reback and Praveen Bhutani were members of the Compensation Committee. In the opinion of the Board of Directors, Mr. Reback and Mr. Bhutani are independent of management and free of any relationship which would interfere with their exercise of independent judgment as a member of our Compensation Committee. Mr. Rametra was not independent based on his status as both an employee and executive officer of ATEC. Mr. Rametra was not nominated for re-election as a Director at our last annual meeting on May 29, 2003 and is therefore, no longer a member of our Compensation Committee. At May 29, 2003, Mr. Rametra was replaced on the compensation committee by Stewart Benjamin, who, like Messrs. Reback and Bhutani, is an Independent Director.

                      REPORT OF THE COMPENSATION COMMITTEE

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

           The Compensation Committee of the Board of Directors of Interpharm Holdings, Inc. (the "Company") is charged with developing and administering a compensation policy for senior management that contains appropriate performance incentives and equity-linked components, and reviewing annually the performance of the executive officers of the Company.

           The Compensation Committee also administers the stock option and stock incentive plans and approves grants of stock options and other incentives under those plans.

           Compensation programs for executive officers are designed to attract, retain and motivate employees who will contribute to the achievement of corporate goals and objectives. Elements of executive compensation include salaries, bonuses and awards of stock options, with the last two being variable. The Committee's current policy is to try to limit cash compensation and to replace it with option based compensation in order to make more cash available for Company operations and further incentivize management.

           In making its decisions or recommendations, the Committee has takes into account factors it deems relevant to the specific compensation component being considered, including: compensation paid by other business organizations of comparable size in the same industry and related industries; profitability; the attainment of annual individual and business objectives; an assessment of individual contributions relative to others; and historic compensation awards.

           The Committee considered the factors described above in determining Dr. Sutaria's total compensation. Specifically, the Committee and the Board recognized that Dr. Sutaria's contributions in the past growth of Interpharm, Inc. and his continued importance going forward. While Dr. Sutaria's cash compensation is the highest of any employee of the Company, at $150,000, it is significantly less than that earned by CEO's of comparable companies. In consideration of this, the Committee awarded Dr. Sutaria 1,200,000 options to purchase common stock which it believes to be fair compensation and adequate incentive to meet the Company's long-term goals.

                                          THE COMPENSATION COMMITTEE

                                          /s/ David Reback
                                          David Reback

                                          /s/ Praveen Bhutani
                                          Praveen Bhutani

                                         /s/ Stewart Benjamin
                                         Stewart Benjamin


                                PERFORMANCE GRAPH

           Prior to May 30, 2003, the Company was in the computer/systems integration business. On May 30, 2003, that business was sold and Interpharm, Inc. was acquired. Item 402 of Regulation S-K requires that registrants provide a line graph comparing the yearly percentage change in the registrant's cumulative total shareholder return on a class of common stock registered under
Section 12 of the Exchange Act with the cumulative total return of a broad equity market index. We believe that historical stock prices prior to May 30, 2003 are not representative of our current business and a comparison of our stock price between May 30, 2003 and June 30, 2003 to an index would not be meaningful and could be misleading. Accordingly, we have omitted this information.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of September 12, 2003, certain information with respect to the beneficial ownership of the voting securities by
(i) any person (ii) each Director, (iii) each executive officer named in the Summary Compensation table above and (iv) all executive officers and directors as a group. The table also sets forth the respective general voting power of such persons taking into account the voting power of our common stock and preferred stock combined.



       Name and                                                      Amount and
      Address of                               Title of           Nature of Beneficial       Percent of
   Beneficial Owner                              Class                 Ownership                Class
----------------------------------------------------------------------------------------------------------

Maganlal K. Sutaria(2)                        Common Stock                43,500                   *
69 Mall Drive
Commack, NY  11725

Raj Sutaria(3)                                Common Stock             2,152,912                 9.84%
75 Adams Avenue
Hauppauge, NY 11788                        Series K Preferred            717,637

Bhupatlal K. Sutaria(4)                       Common Stock                 4,000                   *
75 Adams Avenue
Hauppauge, NY  11788

Munish K. Rametra and Mona Rametra (5)        Common Stock             1,253,059                 5.97%
69 Mall Drive
Commack, NY  11725                         Series K Preferred            410,079

Surinder Rametra (6)                          Common Stock             4,254,182                 9.22%
69 Mall Drive
Commack, NY  11725

James Charles (7)                             Common Stock               561,541                 2.77%
69 Mall Drive
Commack, NY  11725

Praveen Bhutani(8)                            Common Stock               208,410                 1.05%
69 Mall Drive
Commack, NY  11725

David Reback (9)                              Common Stock                36,000                   *
69 Mall Drive
Commack, NY  11725

Stewart Benjamin(10)                          Common Stock                10,000                   *
69 Mall Drive
Commack, NY  11725





Ravi Sutaria                                  Common Stock             1,537,794                 7.23%
75 Adams Avenue
Hauppauge, NY 11788                        Series K Preferred            512,598

Perry Sutaria(12)                             Common Stock             1,249,402                 5.95%
75 Adams Avenue
Hauppauge, NY  11788

Ashok Rametra (11)                            Common Stock             2,482,242                 3.58%
1762 Central Avenue
Albany, NY  12205


All Directors and Officers                                             7,579,800                 37.4%
 Officers as a group - common stock (9 persons)
           ----------------
*          Less than 1%

(1) Computed based upon a total of 17,393,886 shares of common stock, 2,050,393 shares of Series K Preferred Stock outstanding as of September 12, 2003 and 290,094 shares of common stock into which the Series, A, B and C Preferred stock are convertible.
(2) The foregoing figure reflects the ownership of 43,500 shares of common stock and does not include non-vested options to acquire 1,200,000 shares of common stock, 350,000 non-vested options held by his spouse and 1,873,900 shares of Series A-1 Preferred Stock held by a annuity he controls.
(3) The foregoing figure does not include non-vested options to acquire 750,000 shares of common stock or his beneficial interest in Series A-1 Preferred Stock held by a trust of which he is a beneficiary.
(4) The foregoing figure does not include non-vested option to acquire 800,000 shares of common stock and 400,000 non-vested options held by his spouse.
(5) The foregoing does not include non-vested option to acquire 450,000 shares of common stock or Mona Rametra's beneficial interest in Series A-1 Preferred Stock held by her and by a trust of which she is a beneficiary
(6) The foregoing figure reflects the ownership of 707,182 shares of common stock by Mr. Rametra and 200,000 shares by Mr. Rametra's spouse and 11,000 shares jointly. In addition, the foregoing assumes the exercise by Mr. Rametra of options to acquire 3,547,000 shares of common stock. Mr. Rametra disclaims beneficial ownership of the shares of the Company's stock owned by other members of the Rametra family, including independent children. Excludes non-vested options to purchase 700,000 shares of common stock. Also does not include 2,250,000 options which, by agreement with us, are not exercisable until a future date.
(7) The foregoing figure reflects ownership of 166,541 shares of common stock by Mr. Charles and assumes the exercise of options to acquire 395,000 shares of common stock. Excludes non-vested options to purchase 50,000 shares of common stock.
(8) The foregoing figure reflects ownership of 198,110 shares of common stock by Mr. Bhutani and assumes the exercise of options to acquire 10,000 shares of common stock. Excludes non-vested options to acquire 10,000 shares of common stock.




(9) The foregoing figure reflects ownership of 1,000 shares of common stock and assumes the exercise of options for the purchase of 35,000 shares of common stock. Excludes non-vested options to acquire 10,000 shares of common stock.
(10) The foregoing figure reflects options for the purchase of 10,000 shares of common stock and excludes non-vested options to acquire 10,000 shares of common stock.
(11) The foregoing figure reflects the ownership of 200,146 shares of common stock by Mr. Rametra and 387,096 common shares owned by Mr. Rametra's spouse and children. The foregoing amount also assumes the exercise by Mr. Rametra of options to acquire 2,395,000 shares of the common stock. Mr. Rametra disclaims beneficial ownership of shares of the Company owned by other members of his family. Does not include 1,750,000 options which, by agreement with us, are not exercisable until a future date.
(12) Does not include his beneficial interest in Series A-1 Preferred stock held by a trust of which he is a beneficiary.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS FROM SHAREHOLDERS, OFFICERS AND DIRECTORS OR THEIR AFFILIATES

           Dr. Maganlal K. Sutaria, from time to time made loans to Interpharm, Inc., which on May 29, 2003, totaled $3,000,000. Those loans were transferred to the Sutaria Family Grantor Annuity Trust I and a Private Annuity set up by Dr. Sutaria and his wife. On May 29, 2003, our Board of Directors approved the conversion of the loan into our Series A-1 convertible preferred stock.

     Mona Rametra, from time to time, made loans to Interpharm, Inc. totaling $311,375 at May 29, 2003. On May 29, 2003, our Board of Directors approved the conversion of these loan into our Series A-1 convertible preferred stock.

           On December 31, 2001 and 2002, Perry Sutaria, Raj Sutaria, Ravi Sutaria and Mona Rametra, advanced a total of $300,000 to Interpharm, Inc. The advances bear interest at 5% per annum and have no definitive repayment terms.

LEASE

           Our 100,000 square foot facility at 75 Adams Avenue in Hauppauge, New York is owned by Sutaria Family Realty, LLC which is owned by Perry Sutaria, Raj Sutaria and Mona Rametra.

           No third party assessment or appraisal of the lease was made at the time it was entered into or at any subsequent time. Interpharm, Inc. is obligated to pay minimum annual rent of $480,000, plus property taxes, insurance, maintenance and other expenses related to the leased facility. Upon a change in ownership of the Company, and every three years thereafter, the annual rent will be adjusted to fair market value, as determined by an independent third party.

GUARANTEES

                Raj Sutaria (Shareholder/Officer), Bhupatlal K. Sutaria (Officer), Perry Sutaria (Shareholder) and Mona Rametra (Shareholder) have provided unconditional joint and several guarantees of payment by with respect to our credit facility with HSBC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) (1) FINANCIAL STATEMENTS

         The following financial statements of Interpharm Holdings, Inc., are included:

(2) OTHER SCHEDULES

         All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

(3) EXHIBITS

         See (c) below.

(b) REPORTS ON FORM 8-K

         We filed the following reports on Form 8-K in the quarter ended June 30, 2003:

REPORT DATE         ITEM REPORTED

June 13, 2003       The acquisition of Interpharm, Inc., change of the name of the Company to Interpharm Holdings, Inc., the sale of the Company's computer operations and a change in the Company's certifying accountant.

(c) EXHIBITS

NUMBER     DESCRIPTION

3.1        Certificate of Incorporation of the Company; (1)
3.2 Certificate of Amendment of Certificate of Incorporation, filed October 21, 1992; (1)
3.3        By-laws of the Company; (1)

 3.4 Certificate of Amendment of Certificate of Incorporation, filed December 22, 1992; (1)
 3.5 Form of Certificate of Powers, Designations, Preferences and Rights of the Series A 10% Cumulative Convertible Preferred Stock; (1)
 3.6       Certificate of Powers, Designations, Preferences and Rights of the
           Series K
           Convertible Preferred Stock; (1)
 3.7 Certificate of Powers, Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock; (1)
 4.7       Form of Common Stock Certificate; (1)
 4.9       Form of Preferred Stock Certificate; (1)
10.1       November 25, 2002 Capital Stock Exchange Agreement; (2)
10.2       January 24, 2002 agreement between Interpharm, Inc. and URL/Mutual;
10.3       Form of Employment Agreements for Interpharm Holdings, Inc.
           employees;
10.4 December 5, 2002 Department of Veterans Affairs acceptance of Interpharm, Inc.'s bid to supply Ibuprofen Tablets;
21.1       List of Subsidiaries;
23.1       Consent of Marcum & Kliegman, LLP;
31.1 Certification of Dr. Maganlal K. Sutaria pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2 Certification of James Charles pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
99.1       Form of Incentive Stock Option Agreement;
99.2       Form of Non-Qualified Stock Option Agreement.

(1) Incorporated by reference from Registration Statement on Form SB-2 (registration no. 33-54356) filed by the Company with the Securities and Exchange Commission on November 9, 1992.

(2) Annexed to our Form 8-K filed on November 26, 2002 as Exhibit 2.1 and incorporated herein by reference;

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERPHARM HOLDINGS, INC.

                                      By:  /S/ DR. MAGANLAL K. SUTARIA
                                           -------------------------------------
                                           Dr. Maganlal K. Sutaria,
                                           Chief Executive Officer and Chairman
                                           of the Board of Directors

Dated:   September 29, 2003


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ JAMES J. CHARLES                                          September 29, 2003
---------------------------------------------------
James J. Charles, Chief Financial Executive Officer


/S/ BHUPATLAL K. SUTARIA                                      September 29, 2003
---------------------------------------------------
Bhupatlal K. Sutaria, President, Treasurer and
Director


/S/ SURINDER RAMETRA                                          September 29, 2003
---------------------------------------------------
Surinder Rametra, Director of Corporate Development
and Director

/S/ PRAVEEN BHUTANI                                           September 29, 2003
---------------------------------------------------
Praveen Bhutani, Director


/S/ STEWART BENJAMIN                                          September 29, 2003
---------------------------------------------------
Stewart Benjamin, Director


/S/ DAVID REBACK                                              September 29, 2003
---------------------------------------------------
David Reback, Director

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


                                                                        CONTENTS
--------------------------------------------------------------------------------



                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-1


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                                F-2
  Consolidated Statements of Income                                          F-4
  Consolidated Statement of Stockholders' Equity                             F-5
  Consolidated Statements of Comprehensive Income                            F-6
  Consolidated Statements of Cash Flows                                      F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-9

                          INDEPENDENT AUDITORS' REPORT


To the Audit Committee of
Interpharm Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Interpharm Holdings, Inc. and Subsidiaries (the "Company") as of June 30, 2003, December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for the six month period ended June 30, 2003 and for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpharm Holdings, Inc. and Subsidiaries as of June 30, 2003, December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the six month period ended June 30, 2003 and for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Marcum & Kliegman LLP
-------------------------

Woodbury, New York
September 26, 2003




                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                     ASSETS


                                                                 June 30,              December 31,
                                                              ------------    ------------------------
                                                                  2003          2002           2001
                                                              ------------    ---------     ----------
CURRENT ASSETS
  Cash and cash equivalents                                   $ 2,336,203   $   105,789   $   583,858
  Marketable securities, at fair market value                      48,462        35,993        20,316
  Accounts receivable, less allowance for doubtful
    accounts of $47,776 at June 30, 2003, December 31, 2002
    and 2001                                                    4,930,109     4,158,141     3,896,723
  Notes receivable, current                                     1,000,000          --            --
  Inventories                                                   4,583,205     3,389,099     2,169,114
  Prepaid expenses and other current assets                       224,149        71,478       147,673
  Deferred tax assets                                              23,500        60,000        51,500
                                                              -----------   -----------   -----------


        Total Current Assets                                   13,145,628     7,820,500     6,869,184


  Property and equipment, net                                   4,085,302     3,358,968     2,669,744
  Notes receivable, long-term                                     524,092          --            --
  Deferred tax assets                                           2,537,900         7,500        95,500
  Deposits                                                         45,873        11,379        11,379
                                                              -----------   -----------   -----------


           TOTAL ASSETS                                       $20,338,795   $11,198,347   $ 9,645,807
                                                              ===========   ===========   ===========






                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.





                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30,            December 31,
                                                                   -------------  ----------------------------
                                                                       2003           2002            2001
                                                                   -------------  --------------   -----------
CURRENT LIABILITIES
  Lines of credit, bank                                            $  2,064,793    $    964,793    $    943,000
  Current maturities of bank notes payable                              224,241         263,383         244,112
  Accounts payable, accrued expenses, and other
   liabilities                                                        5,314,341       4,014,525       2,674,812
  Due to related parties                                                     --         304,750         924,346
                                                                   ------------    ------------    ------------

        Total Current Liabilities                                     7,603,375       5,547,451       4,786,270
                                                                   ------------    ------------    ------------

OTHER LIABILITIES
  Bank notes payable, less current maturities                           237,521         335,754         591,480
  Other liabilities                                                      29,535            --              --
  Due to related party                                                     --         3,000,000       3,000,000
                                                                   ------------    ------------    ------------

        Total Other Liabilities                                         267,056       3,335,754       3,591,480
                                                                   ------------    ------------    ------------

        TOTAL LIABILITIES                                             7,870,431       8,883,205       8,377,750
                                                                   ------------    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares
   authorized; issued and outstanding - 7,300,876, 2,050,393
   and 2,050,393, respectively; aggregate liquidation preference
   of $5,494,080                                                          352,021          20,504          20,504
  Common stock, $.001 par value, 70,000,000 shares
   authorized; shares issued - 15,671,649, 6,151,178
   and 6,151,178, respectively                                          156,717          61,512          61,512
  Additional paid-in capital                                         12,076,237       2,287,984       2,287,984
  Accumulated other comprehensive income (loss)                          11,579            (891)          2,443
  Retained earnings (accumulated deficit)                               669,678         (53,967)     (1,104,386)
  Treasury stock at cost, 624,145 shares at June 30, 2003              (797,868)           --              --
                                                                   ------------    ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY                                   12,468,364       2,315,142       1,268,057
                                                                   ------------    ------------    ------------

        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                      $ 20,338,795    $ 11,198,347    $  9,645,807
                                                                   ============    ============    ============



                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.



                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------

                                                     Six Months Ended June 30,            Year Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                     2003            2002            2002           2001            2000
                                                 ------------    ------------    ------------    ------------    ------------
                                                                 (Unaudited)
SALES, Net                                       $ 14,953,438    $ 11,743,440    $ 24,312,245    $ 18,435,446    $ 11,391,326

COST OF SALES (including related party
 rent expense of $204,000 for the six
 months ended June 30, 2003 and 2002 and
 $408,000, $399,500 and $270,640 for the
 years ended December 31, 2002, 2001 and
 2000, respectively)                               12,214,822       9,587,344      19,872,936      14,939,725       9,181,985
                                                 ------------    ------------    ------------    ------------    ------------

        GROSS PROFIT                                2,738,616       2,156,096       4,439,309       3,495,721       2,209,341
                                                 ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Selling, general and administrative expenses      1,274,445         896,276       2,107,694       1,966,098       1,298,303
  Loss on disposal of property and equipment             --              --              --           313,166            --
  Related party rent expense                           36,000          36,000          72,000          70,500          47,760
  Research and development                            185,601         148,850         415,618         110,000            --
                                                 ------------    ------------    ------------    ------------    ------------

        TOTAL OPERATING EXPENSES                    1,496,046       1,081,126       2,595,312       2,459,764       1,346,063
                                                 ------------    ------------    ------------    ------------    ------------

        OPERATING INCOME                            1,242,570       1,074,970       1,843,997       1,035,957         863,278
                                                 ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
  Related party interest expense                      (69,125)        (94,063)       (188,125)       (188,126)       (188,126)
  Interest expense                                    (63,299)        (52,542)       (102,103)       (119,434)       (123,325)
  Interest income                                       8,166              63             452           3,568
                                                 ------------    ------------    ------------    ------------    ------------

        TOTAL OTHER EXPENSES                         (124,258)       (146,605)       (290,165)       (307,108)       (307,883)
                                                 ------------    ------------    ------------    ------------    ------------

        INCOME BEFORE  INCOME TAXES                 1,118,312         928,365       1,553,832         728,849         555,395

PROVISION FOR INCOME TAXES                            394,667         317,563         503,413         214,284         217,631
----------------------------------------------   ------------    ------------    ------------    ------------    ------------

        NET INCOME                               $    723,645    $    610,802    $  1,050,419    $    514,565    $    337,764
                                                 ============    ============    ============    ============    ============

EARNINGS PER SHARE
  Basic earnings per share                       $       0.08    $       0.07    $       0.13    $       0.06    $       0.04
                                                 ============    ============    ============    ============    ============
  Diluted earnings per share                     $       0.02    $       0.02    $       0.03    $       0.01    $       0.01
                                                 ============    ============    ============    ============    ============

  Basic weighted average shares outstanding         7,721,524       6,151,178       6,151,178       6,151,178       6,151,178
                                                 ============    ============    ============    ============    ============
  Diluted weighted average shares and
   equivalent shares outstanding                   41,664,357      35,935,062      35,935,062      35,935,062      35,935,062
                                                 ============    ============    ============    ============    ============


                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.




                                      INTERPHARM HOLDINGS, INC. AND SUBISIDARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                      For the Six Months Ended June 30, 2003 and
                            For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                                                   Accumulated
                                                                                                   Additional         Other
                                            Preferred Stock               Common Stock               Paid-In       Comprehensive
                                         Shares         Amount        Shares          Amount         Capital        Income (Loss)
                                      ------------   ------------   ------------    ------------    ------------    ------------
BALANCE - January 1, 2000                    --             --     $  4,000,000     $     4,000    $  2,366,000    $    (10,748)


Exchange of Interpharm, Inc.
  common stock                               --             --       (4,000,000)         (4,000)          4,000            --

Retroactive recapitalization -
  issuance of stock to owners
  of Interpharm, Inc.                   2,050,393         20,504      6,151,178          61,512         (82,016)           --

Unrealized loss on marketable
  securities, net                            --             --             --              --              --            (3,781)

Net income                                   --             --             --              --             --             --
                                     ------------   ------------   ------------    ------------    ------------    ------------

BALANCE - December 31, 2000             2,050,393         20,504      6,151,178          61,512       2,287,984         (14,529)

Unrealized gain on marketable
  securities, net                            --             --             --              --              --            16,972

Net income                                   --             --             --              --             --             --
                                     ------------   ------------   ------------    ------------    ------------    ------------

BALANCE - December 31, 2001             2,050,393         20,504      6,151,178          61,512       2,287,984           2,443

Unrealized loss on marketable
  securities, net                            --             --             --              --              --            (3,334)

Net income                                   --             --             --              --             --             --
                                     ------------   ------------   ------------    ------------    ------------    ------------


BALANCE - December 31, 2002             2,050,393         20,504      6,151,178          61,512       2,287,984            (891)

Outstanding equity securities
   of ATEC Group, Inc.                    395,094        282,963      9,495,471          94,955       6,494,432            --

Conversion of related party notes
  payable to Series A-1
   preferred stock                      4,855,389         48,554           --              --         3,262,821            --

Shares issued for option exercised           --             --           25,000             250          31,000            --

Unrealized gain on marketable
  securities, net                            --             --             --              --              --            12,470

Net income                                   --             --             --              --             --             --
                                     ------------   ------------   ------------    ------------    ------------    ------------

BALANCE - June 30, 2003                 7,300,876   $    352,021     15,671,649    $    156,717    $ 12,076,237    $     11,579
                                     ============   ============   ============    ============    ============    ============








                                       Retained                                       Total
                                       Earnings/             Treasury Stock         Stockholders'
                                       (Deficit)          Shares       Amount         Equity
                                       ---------          ------       ------         ------

BALANCE - January 1, 2000             $ (1,956,715)         --      $      --      $    402,537

Exchange of Interpharm, Inc.
  common stock                               --              --             --              --

Retroactive recapitalization -
  issuance of stock to owners
  of Interpharm, Inc.                        --              --             --              --

Unrealized loss on marketable
  securities, net                            --              --             --           (3,781)

Net income                                 337,764           --             --          337,764
                                     ------------    ------------   ------------    ------------

BALANCE - December 31, 2000             (1,618,951)          --             --          736,520

Unrealized gain on marketable
  securities, net                            --              --             --           16,972

Net income                                 514,565           --             --          514,565
                                     ------------    ------------   ------------    ------------

BALANCE - December 31, 2001             (1,104,386)          --             --        1,268,057

Unrealized loss on marketable
  securities, net                            --              --             --           (3,334)

Net income                               1,050,419           --             --        1,050,419
                                     ------------    ------------   ------------    ------------

BALANCE - December 31, 2002                (53,967)          --             --        2,315,142

Outstanding equity securities
   of ATEC Group, Inc.                       --          624,145       (797,868)      6,074,482

Conversion of related party notes
  payable to Series A-1
   preferred stock                           --              --             --        3,311,375

Shares issued for option exercised           --              --             --           31,250

Unrealized gain on marketable
  securities, net                            --              --             --           12,470

Net income                                 723,645           --             --          723,645
                                     ------------    ------------   ------------    ------------

BALANCE - June 30, 2003              $     669,678        624,145   $  (797,868)   $ 12,468,364
                                     =============   ============   ===========    ============


                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.




                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF COMPREHSENSIVE INCOME
--------------------------------------------------------------------------------------------------------------


                                         Six Months Ended June 30,           Year Ended December 31,
                                         ---------------------------------------------------------------------
                                            2003          2002           2002           2001          2000
                                         -----------   -----------    -----------    -----------   -----------
                                                                                   (Unaudited)
NET INCOME                               $   723,645   $   610,802    $ 1,050,419    $   514,565   $   337,764



OTHER COMPREHENSIVE INCOME

  Unrealized gain (loss) on marketable
   securities, net                            12,470        (3,677)        (3,334)        16,972        (3,781)
                                         -----------   -----------    -----------    -----------   -----------


          TOTAL COMPREHENSIVE
           INCOME                        $   736,115   $   607,125    $ 1,047,085    $   531,537   $   333,983
                                         ===========   ===========    ===========    ===========   ===========




                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.




                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------


                                                       Six Months Ended June 30,               Year Ended December 31,
                                                       --------------------------------------- -------------------------------
                                                          2003           2002            2002          2001           2000
                                                       -----------    -----------    -----------    -----------    -----------
                                                                               (Unaudited)
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net income                                            $   723,645    $   610,802    $ 1,050,419    $   514,565    $   337,764
                                                       -----------    -----------    -----------    -----------    -----------
  Adjustments to reconcile net
   income to net
   cash provided by operating
   activities:
    Depreciation and amortization                          317,034        221,253        494,986        378,208        405,254
    Deferred tax expense (benefit)                         116,100         58,000         79,500        (32,000)       (26,200)
    Accrued interest on related party
     loans                                                   6,625         94,063        188,125        188,126        188,126
    Provision for doubtful accounts                         40,200           --           47,165        261,641         40,200
    Loss on disposal of property and
     equipment                                                --             --             --          313,166           --
  Changes in operating assets and
   liabilities:
    Accounts receivable                                   (812,167)      (417,855)      (308,583)    (2,465,379)      (140,561)
    Inventories                                         (1,194,106)      (471,685)    (1,219,985)       439,690       (838,594)
    Prepaid expenses and other current
     assets                                               (152,671)       (42,306)        76,195        (13,305)        17,041
    Accounts payable, accrued
     expenses and other liabilities                      1,155,772        679,806      1,339,713      1,321,631        370,263
                                                       -----------    -----------    -----------    -----------    -----------

        TOTAL ADJUSTMENTS                                 (523,213)       121,276        697,116        391,778         15,529
                                                       -----------    -----------    -----------    -----------    -----------

        NET CASH PROVIDED BY
         OPERATING ACTIVITIES                              200,432        732,078      1,747,535        906,343        353,293
                                                       -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Purchase of marketable securities                           --          (19,011)       (19,011)          --             --
  Purchases of property and equipment                   (1,031,403)      (730,859)    (1,184,210)      (964,259)      (175,583)
                                                       -----------    -----------    -----------    -----------    -----------

        NET CASH USED IN
         INVESTING ACTIVITIES                          $(1,031,403)   $  (749,870)   $(1,203,221)   $  (964,259)   $  (175,583)
                                                       -----------    -----------    -----------    -----------    -----------



                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.



                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
--------------------------------------------------------------------------------------------------------------------------

                                                   Six Months Ended June 30,               Year Ended December 31,
                                                   -----------------------------------------------------------------------
                                                      2003           2002           2002           2001           2000
                                                   -----------    -----------    -----------    -----------    -----------
                                                                                (Unaudited)
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from line of credit, bank                $ 1,100,000    $    21,793    $    21,793    $      --      $     8,000
  Proceeds from bank notes payable                         --             --             --          644,000           --
  Repayments of bank notes payable                     (137,375)      (120,247)      (236,455)      (215,002)      (108,337)
  Due to related parties                                   --          (24,000)      (807,721)      (214,500)          --
  Cash received in reverse merger
   transaction, net of $190,051 of
   transaction costs paid                             2,067,510           --             --             --             --
  Proceeds from option exercise                          31,250           --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------

        NET CASH PROVIDED BY
         (USED IN) FINANCING
         ACTIVITIES                                   3,061,385       (122,454)    (1,022,383)       214,498       (100,337)
                                                    -----------    -----------    -----------    -----------    -----------

        NET INCREASE (DECREASE)
         IN CASH AND
         CASH EQUIVALENTS                             2,230,414       (140,246)      (478,069)       156,582         77,373

        CASH AND CASH
         EQUIVALENTS - Beginning                        105,789        583,858        583,858        427,276        349,903
                                                    -----------    -----------    -----------    -----------    -----------

        CASH AND CASH
         EQUIVALENTS - Ending                       $ 2,336,203    $   443,612    $   105,789    $   583,858    $   427,276
                                                    ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
        Interest                                    $   125,799    $    52,542    $   412,230    $   332,135    $   120,186
        Income Taxes                                $   348,302    $   227,728    $   405,047    $   184,905    $    41,580

  Non-cash investing and financing activities:

    Conversion of related party notes
     payable to Series A-1 preferred stock          $ 3,311,375    $      --      $      --      $      --      $      --
                                                    ===========    ===========    ===========    ===========    ===========

    Reverse merger (Note 1)
      Cash received, net of $190,051 of
       transaction costs paid                       $ 2,067,510    $      --      $      --      $      --      $      --
      Property and equipment                             11,965           --             --             --             --
      Notes receivable                                1,524,092           --             --             --             --
      Deposits                                           34,494           --             --             --             --
      Deferred tax assets                             2,610,000           --             --             --             --
      Accounts payable                                 (144,044)          --             --             --             --
      Other liabilities                                 (29,535)          --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------

      Net assets obtained in reverse
       merger transaction                           $ 6,074,482    $      --      $      --      $      --      $      --
                                                    ===========    ===========    ===========    ===========    ===========


                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS
     Interpharm Holdings, Inc. and Subsidiaries (the "Company") through its wholly-owned subsidiary, Interpharm, Inc. ("Interpharm, Inc.") is in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products for wholesale distribution throughout the United States. The majority of the Company's sales have been derived from sales of Ibuprofen tablets in both over-the-counter and prescription strength.

     All references below to the six-months ended June 30, 2002 are unaudited.

     REVERSE MERGER
     On May 30, 2003, Interpharm, Inc. was acquired by ATEC Group, Inc. ("ATEC"), which simultaneously changed its name to Interpharm Holdings, Inc. In this transaction, ATEC acquired all of the issued and outstanding shares of Interpharm, Inc. in exchange for both ATEC common stock and Series K Convertible Preferred Stock, which totaled approximately 48% of ATEC's voting securities after the transaction was consummated.

     ATEC issued to the stockholders of Interpharm, Inc. a total of 6,151,178 shares of common stock and 2,050,393 shares of preferred stock in exchange for all outstanding shares of Interpharm, Inc. In addition, Interpharm, Inc. assumed the equity structure of ATEC, which comprised of 9,495,471 shares of common stock, less 624,145 shares of treasury stock and four classes of preferred stock totaling 395,094 shares. For additional information concerning these equity securities, please see Note 12.

     The acquisition of ATEC has been recorded based on the fair value of ATEC's net tangible assets, which consist primarily of cash, property and equipment, notes receivable, deposits and a deferred tax asset with an aggregate value of $6,074,482 (net of transaction costs of $190,051). Since this transaction is in substance, a recapitalization of Interpharm, Inc. and not a business combination, pro forma information is not presented. The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Interpharm, Inc. for all periods prior to the consummation of the reverse merger.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its wholly-owned subsidiaries. The results of ATEC are included in the consolidated financial statements commencing May 30, 2003.

     On June 6, 2003, the minority owner of Interpharm, Inc.'s 50% owned subsidiary transferred its interest to Interpharm, Inc. in exchange for the forgiveness of a $40,000 advance due from the minority owner. As a result, the subsidiary became wholly-owned by the Company. This subsidiary has been consolidated for all periods presented.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     CHANGE OF FISCAL YEAR
     The Company changed its fiscal year end from December 31st to June 30th. To accomplish this change, the Company is issuing audited financial statements for the six months ended June 30, 2003.

     REVENUE RECOGNITION
     The Company recognizes revenue upon the shipment of product. The Company records a provision for allowances, returns and other sales credits based upon a review of specific accounts and historical experience. Such provision for allowances, returns and credits has been recorded as a reduction of sales in the consolidated statements of income.

     The Company purchases raw materials from a supplier, which are manufactured into finished goods and sold back to such supplier as well as to other customers. The Company can, and does, purchase raw materials from other suppliers. Pursuant to Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company recorded sales to, and purchases from, this supplier on a gross basis. Sales and purchases were recorded on a gross basis since the Company (i) has a risk of loss associated with the raw materials purchased, (ii) converts the raw material into a finished product based upon Company developed specifications, (iii) has other sources of supply of the raw material, and
     (iv) has credit risk related to the sale of such product to the supplier. For the six month periods ended June 30, 2003 and 2002 and for the years ended December 31, 2002, 2001 and 2000, the Company purchased raw materials from the supplier totaling approximately $2,625,000, $3,693,000, $6,805,000, $2,189,000 and $1,725,000, respectively and sold finished goods to such supplier totaling approximately $5,490,000, $5,290,000, $10,745,000, $3,601,000 and $0.

     EARNINGS PER SHARE
     Basic earnings per share ("EPS") of common stock is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks.

     The effect of the recapitalization of Interpharm, Inc. has been given retroactive application in the earnings per share calculation. The common stock issued and outstanding with respect to the pre-merger ATEC Group, Inc. has been included since the effective date of the reverse merger. The Company has used the two-class method to calculate the effect of the participating Series K Convertible Preferred Stock on the calculation of Basic EPS. The if-converted method has been used to calculate the effect of the participating Series K Convertible Preferred Stock on diluted EPS.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     The computation of diluted EPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on EPS (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive EPS by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

     INVENTORIES
     Inventories are valued at the lower of cost (first-in, first-out basis) or market value. Losses from the write-down of damaged, nonusable, or otherwise nonsalable inventories are recorded in the period in which they occur.

     PROPERTY AND EQUIPMENT
     Property and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in income.

     DEPRECIATION AND AMORTIZATION
     Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the improvements.

     CASH AND CASH EQUIVALENTS
     For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     COMPREHENSIVE INCOME
     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," the Company reports comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows.

     INCOME TAXES
     The Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated Federal income tax return.

     MARKETABLE SECURITIES
     Marketable securities, which are classified as "available for sale," are valued at fair market value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive income or loss in stockholders' equity, whereas realized gains and losses are recognized in the Company's consolidated statements of income using the first-in, first-out method. Other than temporary declines in the value of marketable securities are also recognized as a loss in the consolidated statements of income.

     SHIPPING COSTS
     The Company's shipping and handling costs are included in selling, general and administrative expenses. For the six months ended June 30, 2003 and for the years ended December 31, 2002, 2001 and 2000, shipping and handling costs approximated $198,000, $370,000, $248,000 and $203,000, respectively.

     RESEARCH AND DEVELOPMENT
     Research and development is expensed as incurred.

     CONCENTRATIONS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. At June 30, 2003, the Company has cash investments totaling approximately $4,000,000 at two financial institutions. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 14. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair values of financial instruments approximates their recorded value.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     RECLASSIFICATION
     Certain accounts in the prior period's financial statements have been reclassified for comparative purposes to conform with the presentation in the current period's financial statements. These reclassifications have no effect on previously reported income.

     STOCK BASED COMPENSATION
     At June 30, 2003, the Company had two stock-based employee plans, which are described more fully in Note 12. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                           Six-Months
                                             Ended
                                            June 30,          Year Ended December 31,
                                              2003         2002         2001       2000
                                            --------     ----------    -------    --------
     Net income                             $723,645     $1,050,419    $514,565    $337,764
       As reported
       Less: Stock-based employee
        compensation expense determined
        under fair value-based method
        for all awards                        60,000             --          --          --
                                            --------     ----------     -------    --------
       Pro forma                            $663,645     $1,050,419     514,565    $337,764
                                            ========     ==========     =======    ========

     Basic net income per share
       As reported                             $.08           $.13        $.06        $.04
                                               ====           ====        ====        ====
       Pro forma                               $.07           $.13        $.06        $.04
                                               ====           ====        ====        ====

     Diluted net income per share
       As reported                             $.02           $.03        $.01        $.01
                                               ====           ====        ====        ====
       Pro forma                               $.02           $.03        $.01        $.01
                                                ====           ====        ====        ====

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     STOCK BASED COMPENSATION, continued
     The fair values of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 124%, (2) risk-free interest rate of 3.4% and (3) expected average lives of 5 years.

     NEW ACCOUNTING PRONOUNCEMENTS
     In November 2002, the FASB issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002. The adoption of the initial recognition requirements of FIN 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

     In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its consolidated results of operations or financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Company believes that it is currently in substantial compliance with the requirements of SFAS No. 150.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - MARKETABLE SECURITIES

     Management has classified its equity securities as available-for-sale securities, which are reported at fair market value. The costs and fair market value of marketable securities are as follows:

                                          June 30,             December 31,
                                      --------------- -------------------------
                                           2003            2002          2001
                                      --------------- -------------------------
      Cost                                 $36,883       $36,883       $17,873

      Unrealized gain (loss)                11,579          (890)        2,443
                                           -------       -------      --------

              Fair market value            $48,462       $35,993       $20,316
                                           =======       =======       =======


NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable is shown net of allowance for doubtful accounts of $47,776 at June 30, 2003, December 31, 2002 and 2001 respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                         Six-Months
                                       Ended June 30,    Year ended December 31,
                                       -------------- --------------------------
                                            2003           2002           2001
                                       -------------- -------------- -----------
     Beginning balance                  $ 47,776        $ 47,776     $   26,950
     Provision for doubtful accounts      40,200          47,165        282,467
     Charged to expenses                 (40,200)        (47,165)      (261,641)
                                        --------        --------      ---------

            Ending balance              $ 47,776        $ 47,776     $   47,776
                                        ========        ========     ==========


NOTE 4 - INVENTORIES

     Inventories consist of the following:

                                   June 30,                    December 31,
                           --------------------------- -------------------------
                             2003          2002           2002          2001
                           ------------ -------------- ------------- -----------
      Finished goods       $  347,189   $   211,403    $   271,306   $   172,660
      Work in process       2,227,139     1,328,610      1,705,087       909,527
      Raw materials         1,733,109       931,852      1,195,903     1,000,202
      Packaging materials     275,768       168,934        216,803        86,725
                           ----------   -----------    -----------   -----------

              Total        $4,583,205    $2,640,799     $3,389,099    $2,169,114
                           ==========    ==========     ==========    ==========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - INVENTORIES, continued

     During the quarter ended December 31, 2002, the Company incurred a $202,000 loss from the write-down of damaged and unusable raw materials inventory.


NOTE 5 - NOTES RECEIVABLE

     As part of the reverse merger (Note 1), the Company was to receive two interest bearing notes: a $1,000,000 note payable over 12 months and a $750,000 note payable over 36 months. As a result of a purchase price adjustment made at closing, the notes were reduced by $225,908 to $1,524,092 in the aggregate. Both notes were repaid in full in the first quarter of fiscal 2004.


NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                       June 30,        December 31,      Estimated
                                         2003       2002       2001    Useful Lives
                                       ---------- ---------- ----------------------
     Machinery and equipment           $3,454,147 $2,864,833 $1,893,446  5-7 Years
     Furniture and fixtures               107,565     78,704     64,692    5 Years
     Leasehold improvements             2,095,845  2,017,300  1,818,489 5-15 Years
     Construction in progress (A)         346,648         --         --
                                       ---------- ---------- ----------
                                        6,004,205  4,960,837  3,776,627
     Less:  accumulated
      depreciation and amortization     1,918,903  1,601,869  1,106,883
                                       ---------- ---------- ----------

            Property and Equipment,
             net                       $4,085,302 $3,358,968 $2,669,744
                                       ========== ========== ==========

     (A) Construction in progress represents costs of constructing a manufacturing equipment line in the Company's current facility.

     Depreciation and amortization expense for the six month period ended June 30, 2003 and for the years ended December 31, 2002, 2001 and 2000 was $317,034, $494,986, $378,208 and $405,254, respectively.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Accounts payable, accrued expenses and other liabilities consist of the following:

                                       June 30,            December 31,
                                    --------------- ----------------------------
                                       2003            2002            2001
                                    --------------- ---------------- -----------
        Trade accounts payable         $4,927,448      $3,674,287     $2,423,579
        Accrued expenses and other
          current liabilities             386,893         340,238        251,233
                                      -----------     -----------    -----------

               Total                   $5,314,341      $4,014,525     $2,674,812
                                       ==========      ==========     ==========


NOTE 8 - BANK DEBT

     At June 30, 2003, the Company has a credit facility agreement with a bank consisting of an advised secured line of credit totaling $2,380,000 and a $483,542 non-revolving secured facility for equipment purchases ("Equipment Purchase Line"). The credit facility was increased on August 6, 2003 to consist of a $5,000,000 advised secured line of credit and a $2,000,000 non-revolving secured facility for equipment purchases. The credit facility is collateralized by substantially all assets of the Company and personally guaranteed by four of the Company's stockholders. In addition, the Company must comply with certain financial covenants. A summary of the outstanding balances is as follows:

                                       June 30,             December 31,
                                     ------------------------------------------
                                        2003           2002           2001
                                     ------------------------------------------
     Lines of credit       (1)         $2,064,793   $   964,793    $   943,000
     Notes payable  (2)                   461,762       599,137        835,592
                                      -----------   -----------    -----------

             Total                     $2,526,555    $1,563,930     $1,778,592
                                       ==========    ==========     ==========

     (1) The line of credit bears annual interest at the Company's option equal to either (i) LIBOR plus 2.25% or (ii) the bank's prime rate (4.25% at June 30, 2003) and is due on demand. The line of credit is reviewed by the bank, at least annually, and automatically expires unless extended in writing. The line of credit is scheduled to be reviewed by November 30, 2003.

     (2) Each advance under the Equipment Purchase Line cannot exceed 90% of the invoice amount of the new equipment. Each advance is converted into a separate note that is fully amortizing in up to 60 equal monthly installments of principal and interest. The equipment purchase line bears annual interest at the Company's option equal to either (i) a fixed rate equal to the bank's cost of funds plus 2.25%, (ii) LIBOR plus 2.25% or (iii) the bank's prime rate. At June 30, 2003, there were four separate notes outstanding with current aggregate monthly installments totaling $24,597. Such notes were to mature at various dates through August 2006. During the first quarter of fiscal 2004, all of the notes payable were paid in full.

     Scheduled annual maturities of notes payable were as follows:

                                       For the Year
                                      Ending June 30,             Amount
                                     ----------------------------------------
                                           2004                  $224,241
                                           2005                   105,051
                                           2006                   112,087
                                           2007                    20,383
                                                                ---------

                                               Total             $461,762


NOTE 9 - RELATED PARTY TRANSACTIONS

     RELATED PARTY LEASE
     The Company leases its business premises ("Premises") from an entity controlled by three stockholders of the Company under a noncancelable lease expiring in October 2019. The Company is obligated to pay minimum annual rent of $480,000, plus property taxes, insurance, maintenance and other expenses related to the Premises.

     Upon a change in ownership of the Company, and every three years thereafter, the annual rent will be adjusted to fair market value, as determined by an independent third party.

     Future annual minimum rental payments under this operating lease for each of the next five (5) years thereafter and in the aggregate are as follows:

                           For the Year
                         Ending June 30,             Amount
                        ------------------- --------------------
                               2004               $   480,000
                               2005                   480,000
                               2006                   480,000
                               2007                   480,000
                               2008                   480,000
                            Thereafter              5,440,000
                                                   ----------

                                    Total          $7,840,000
                                                   ==========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     RELATED PARTY LEASE, continued The lease does not grant the Company the option to purchase the Premises at any time during the lease term or at its termination, nor will the Company share in any proceeds that may result from sale or disposition of the Premises. Three of the stockholders of the Company purchased the Premises by making cash payments in the amount of $1,255,000 and by issuing $3,720,000 in mortgage notes. Repayment of the mortgage notes has been guaranteed for the term of the mortgage primarily by the three stockholders. Repayment of the mortgage notes was secondarily guaranteed by the Company; however, on September 26, 2003, the bank agreed to terminate the Company's guarantee.

     DUE TO RELATED PARTIES

     These balances represent the following:

     The balance included in current liabilities, represented advances from one Company stockholder at December 31, 2002 and three Company stockholders at December 31, 2001. These advances bore interest at a rate of 5% per annum and had no definitive repayment terms.

     The $3,000,000 balance included in other liabilities at December 31, 2002 and 2001 represented advances made by the Chief Executive Officer with interest payable at the rate of 5% per annum and an original maturity date of January 1, 2012.

     On May 30, 2003, $3,311,375 of these loans were converted into Series A-1 Preferred Stock (See Note 12).


NOTE 10 - INCOME TAXES

     The income tax expense (benefit) is comprised of the following:

                               Six Months                Year Ended
                              Ended June 30,            December 31,
                              --------------------------------------------------
                                  2003           2002        2001        2000
                              --------------------------------------------------
     Current
        Federal                  $243,255       $404,663    $240,635    $232,963
        State                      35,312         19,250       5,649      10,868
                                 --------      ---------  ----------   ---------

             Total Current       $278,567       $423,913    $246,284    $243,831
                                 --------       --------    --------    --------

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES, continued

                                   Six Months
                                  Ended June 30,          Year Ended December 31,
                                  ------------------------------------------------------
                                       2003          2002         2001         2000
                                  ------------------------------------------------------
     Deferred
        Federal                       $119,500     $  67,100   $    4,000  $       300
        State                           (3,400)       12,400      (36,000)     (26,500)
                                     ---------     ---------    ---------    ---------

             Total Deferred            116,100        79,500      (32,000)     (26,200)
                                      --------     ---------    ---------    ---------

             Income Tax Expense       $394,667      $503,413     $214,284     $217,631
                                      ========      ========     ========     ========


     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:


                                            Six Months
                                           Ended June 30,        Year Ended December 31,
                                           ---------------------------------------------
                                               2003           2002      2001    2000
                                           ---------------------------------------------
     Statutory U.S. federal tax rate            34.0%         34.0%     34.0%    34.0%
     State taxes                                 2.0           1.2       1.2      2.0
     Permanent differences                      (0.7)         (0.9)     (0.6)     6.9
     Change in valuation allowance              (0.4)         (1.5)     (4.4)    (4.3)
     Other                                       0.4          (0.4)     (0.8)     0.6
                                               -----         -----     -----    -----

             Effective income tax rate          35.3%         32.4%     29.4%    39.2%
                                               ======        ======    ======   ======


     The components of deferred tax assets and liabilities consist of the following:

                                                June 30,             December 31,
                                               -----------------------------------------
                                                  2003           2002            2001
                                               -----------------------------------------
     DEFERRED TAX ASSETS, CURRENT PORTION
        Capitalized inventory                    $  7,000      $  6,600        $  3,500
        Investment tax credits                         --        30,000          48,000
        Receivable allowance and reserves          16,500        16,500              --
        Other                                          --         6,900              --
                                               ----------      --------     -----------

             Deferred Tax Assets, current         $23,500       $60,000         $51,500
                                                  =======       =======         =======

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES, continued

                                                     June 30,              December 31,
                                                     -------------------------------------------
                                                       2003            2002          2001
                                                     -------------------------------------------
     DEFERRED TAX ASSETS, NON-CURRENT PORTION
        Investment tax credits                       $  302,000       $270,000     $ 219,500
        Loss in excess of subsidiary basis               26,600         23,700        38,500
        Other                                                --         11,000            --
        Net operating loss carryforwards
         (Federal and state)                          3,067,300             --            --
                                                     ----------     ----------  ------------

                                                      3,395,900        304,700       258,000

        Valuation allowance                            (650,000)      (155,000)     (151,000)
                                                     ----------      ---------     ---------

             Deferred Tax Assets, Non-Current         2,745,900        149,700       107,000
                                                     ----------      ---------     ---------

     DEFERRED TAX LIABILITIES, NON-CURRENT
      PORTION
        Depreciation and amortization                  (208,000)      (142,200)      (11,500)
                                                     ----------      ---------     ---------

             Deferred Tax Liabilities, Non-Current     (208,000)      (142,200)      (11,500)
                                                     ----------      ---------    ----------

     Deferred Tax Assets, Non-Current, net            2,537,900          7,500        95,500
                                                     ----------     ----------    ----------

             Total Deferred Tax Assets, Net          $2,561,400     $   67,500     $ 147,000
                                                     ==========     ==========     =========


     As part of the reverse merger transaction (Note 1), approximately $7,680,000 of ATEC's Federal net operating loss carryforwards ("NOLs") are available to the Company. During the six month period ended June 30, 2003, the Company utilized approximately $122,000 of these NOLs. At June 30, 2003 the Company has remaining NOLs of approximately $7,558,000 to reduce future taxable income. These losses expire through 2023 and may be subject to substantial limitations pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership. As of June 30, 2003, the Company has determined that it is more likely than not, that the Company will utilize these NOLs in the future.

     At June 30, 2003, the Company has remaining State net operating loss carryforwards approximating $6,635,000 which expire through 2023. The Company fully reserved the State net operating loss carryforwards which the Company does not anticipate utilizing, since the Company is not filing consolidated state income tax returns.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES, continued

     In addition, at June 30, 2003, the Company has approximately $302,000 of New York State investment tax credit carryforwards, expiring in various years through 2018. These carryforwards are available to reduce future New York State income tax liabilities. The Company has reserved approximately 50% of the investment tax credit carryforward.


NOTE 11 - EARNING PER SHARE

     The calculations of basic and diluted EPS are as follows:

                                               Six Months Ended
                                                   June 30,             For the Year Ended December 31,
                                        -------------------------------------------------------------------
                                            2003         2002           2002          2001         2000
                                        -----------   -----------   -----------   -----------   -----------
Numerator:
   Net income                           $   723,645   $   610,802   $ 1,050,419   $   514,565   $   337,764
   Less: Preferred stock dividend            13,150          --            --            --            --
   Less: Net income attributable to
             Series K preferred
             stockholders                    86,765       152,701       262,605       128,641        84,441
                                        -----------   -----------   -----------   -----------   -----------

Numerator for basic EPS                     623,730       458,101       787,814       385,924       253,323

  Effect of dilutive securities:
   Net income attributable to
    Series K preferred stockholders          86,765       152,701       262,605       128,641        84,441
                                        -----------   -----------   -----------   -----------   -----------

Numerator for diluted EPS               $   710,495   $   610,802   $ 1,050,419   $   514,565   $   337,764
                                        ===========   ===========   ===========   ===========   ===========

Denominator:
   Denominator for basic EPS
     Weighted average shares
      outstanding                         7,721,524     6,151,178     6,151,178     6,151,178     6,151,178

  Effect of dilutive securities:
     Convertible Series K
      preferred stock                    32,609,356    29,783,884    29,783,884    29,783,884    29,783,884
     Convertible Series A, B, C and J
      preferred stocks                       19,879          --            --            --            --
     Stock options                        1,313,598          --            --            --            --
                                        -----------   -----------   -----------   -----------   -----------

Denominator for diluted EPS              41,664,357    35,935,062    35,935,062    35,935,062    35,935,062
                                        ===========   ===========   ===========   ===========   ===========

Basic EPS                               $       .08   $       .07   $       .13   $       .06   $       .04
                                        ===========   ===========   ===========   ===========   ===========
Diluted EPS                             $       .02   $       .02   $       .03   $       .01   $       .01
                                        ===========   ===========   ===========   ===========   ===========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - EARNING PER SHARE, continued

     As of September 24, 2003, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

     Common stock outstanding - June 30, 2003                      15,047,504
     Common stock issued July 1 to September 24, 2003               2,346,382
     Stock options outstanding - September 24, 2003 (a)            10,334,578
     Common stock issuable upon conversion of preferred stocks:
       Series A                                                         1,526
       Series A-1 (maximum contingent conversion)(b)                4,855,389
       Series B                                                           292
       Series C                                                         5,620
       Series J                                                            --
       Series K (maximum contingent conversion)(c)                 43,887,718
                                                                   ----------
         Total (d)                                                 76,479,009
                                                                   ==========

(a) Of the 10,334,578 stock options outstanding at September 24, 2003, 1,259,578 options are exercisable immediately, 4,000,000 options are not exercisable prior to the Trigger Date (see (c) below) and 5,075,000 options are exercisable pursuant to a vesting schedule; the significant vesting terms are as follows; 4,830,000 options vest over a three year period ending December 31, 2007, and 245,000 options vest at various dates through December 31, 2011.

(b) As described in Note 12, the Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

(c) Beginning on the Trigger Date, which is the later of May 30, 2004 or a Triggering Event (as defined in Note 12), and on each anniversary date thereof, one seventh of the Series K shares will automatically convert into common stock.

(d) Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through December 31, 2011 (the end of the current vesting and conversion periods).

NOTE 12 - EQUITY SECURITIES

     PREFERRED STOCKS
     The Company's preferred stocks consist of the following:

                                                    Shares Issued
                                         Shares          and                     Liquidation
                                       Authorized     Outstanding    Par Value    Preference
                                       ----------     -----------    ---------    ----------

        JUNE 30, 2003:
         Preferred Stocks:
          *Series A cumulative
             convertible                 29,233          7,631    $       763    $   763,100
            Series A-1 cumulative
             convertible              5,000,000      4,855,389         48,554      3,311,375
          *Series B convertible          12,704          1,458            145         14,580
          *Series C convertible         350,000        281,005        281,005      1,405,025
          *Series J convertible         105,000        105,000          1,050           --
            Series K convertible      3,000,000      2,050,393         20,504           --
                                      ---------      ---------    -----------    -----------

               Total preferred        8,496,937      7,300,876    $   352,021    $ 5,494,080
                                      =========      =========    ===========    ===========

     * Classes of preferred stock assumed in the ATEC reverse merger.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - EQUITY SECURITIES, continued

     PREFERRED STOCKS, continued
     At June 30, 2003, the Company had six authorized series of preferred stock; Series A Cumulative Convertible (par value $.10), Series A-1 Cumulative convertible (par value $.01), Series B Convertible (par value $.10), Series C Convertible (par value $1), Series J Convertible (par value $.01) and Series K Convertible (par value $.01) (hereafter referred to as the "A", "A-1", "B", "C", "J" and "K" shares, respectively).

     The A shares have an annual dividend rate of 10% of the par value, which is cumulative. They are senior to all other series or classes of capital stock. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A stockholders. The C and J shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors. The K shares are entitled to receive dividends to the same extent and in the same amounts as the common stock. The A-1 shares have a cumulative annual dividend of $.0341 per share when and as disclosed by the Board of Directors.

     Each of the A, B, C and K shares has the right to one vote on all matters in which stockholders are entitled to vote. The holders of Series A-1 and J shares shall not be entitled to any voting rights. Each of the A, B, C and A-1 shares carry dissolution rights upon liquidation amounting to $100, $10, $5 and $.682 per share, respectively. The A shares grant the Company the right to redeem such shares at a price of $100 per share. The A, B and C shares may be converted into shares of common stock at an exchange rate of five, five and fifty shares, respectively, for each share of common stock or approximately 7,438 shares. The conversion rights of the J, K and A-1 shares are described below.

     The J shares had a mandatory conversion provision, if any time on or after the applicable issuance date, the closing price of the common stock of the Company for three consecutive trading days is equal to or greater than five dollars. In the first quarter of fiscal 2004, the mandatory conversion price was attained and all of the outstanding J shares converted into 105,000 shares of common stock.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - EQUITY SECURITIES, continued

     PREFERRED STOCKS, continued
     The K shares are convertible into shares of common stock, no sooner than May 30, 2004, upon the happening of any of the following events (the "Triggering Events"): (i) the Company is deemed by AMEX to be in compliance with applicable listing standards; (ii) deemed by another exchange to be in compliance with its applicable listing standards in the event the Company's securities are listed on such exchange; or (iii) the Company is no longer listed on AMEX, the Nasdaq National Market or SmallCap Market, or the New York Stock Exchange. Upon the occurrence of any of the above Triggering Events, the K shares become convertible into an aggregate total number of shares of common stock in accordance with a defined formula, which assumes the conversion of the A, B, C and J shares into common stock. The net effect of the conversion feature, which has been deemed to be a contingent event, together with the shares of common stock issued in the reverse merger, would be to issue to Interpharm, Inc. stockholders, common stock totaling approximately 80% of the total number of shares of common stock and voting convertible preferred stock, outstanding as of the date of the Triggering Event, after giving effect to the conversion, less shares of common stock which may be issued between the date of the closing of the reverse merger and the date of the Triggering Event arising out of obligations which arose after the date of closing.

     On May 30, 2003 the Company authorized the satisfaction of the loan due to the Company's Chief Executive Officer and one of its stockholders (Note 9), by issuing 4,855,389 A-1 shares. The A-1 shares convert on a 1:1 basis into Company common stock subject to the definitive terms in the list of designations upon (i) the Company reaching $150 million in sales or (ii) a merger, consolidation, sale of assets or similar transaction.

     STOCK OPTIONS
     On May 30, 2003, Interpharm, Inc., as a part of the ATEC reverse merger transaction, assumed options to acquire ATEC's common stock which were granted previously by ATEC pursuant to two Stock Option Plans. The two option plans are the 1997 Stock Option Plan ("1997 Plan") and the 2000 Flexible Stock Option Plan ("2000 Plan"). Both plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

     The 1997 Plan provides for the issuance of 6,000,000 shares of common stock. All options issued, pursuant to the 1997 Plan, can not have a term greater than ten years. Options granted under this plan vest over periods established in option agreements. As of June 30, 2003, 2,236,533 options are outstanding under this plan. No additional shares can be granted under this plan.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - EQUITY SECURITIES, continued

     STOCK OPTIONS, continued
     The 2000 Plan provides the issuance of 10,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock as of the first day of such calendar year, but in no event, more than 20,000,000 shares in the aggregate. All options issued, pursuant to the 2000 Plan, can not have a term greater than ten years. Options granted under the 2000 Plan vest over periods established in option agreements. As of June 30, 2003, the Company provides for the issuance of 12,192,840 shares of common stock pursuant to the 2000 Plan. As of that date, 10,309,158 options had been issued.

     The following table summarizes the options assumed by Interpharm, Inc. in the ATEC reverse merger and activity for the period May 30, 2003 to June 30, 2003. There were no options issued by Interpharm, Inc. prior to the reverse merger.

                                                                   Weighted
                                                               Average Exercise
                                                     2003          Price
                                                   ----------------------------
     Options assumed from ATEC in reverse merger
      transaction - May 30, 2003                   7,495,691        $1.51
     Granted                                       5,075,000        $ .68
     Exercised                                       (25,000)       $1.25
                                                  ----------

     Outstanding at June 30, 2003                 12,545,691        $1.17
                                                  ==========

     Exercisable at June 30, 2003                  3,470,691        $1.17
                                                   =========

     The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2003:

                      Options Outstanding                Options Exercisable
                 ---------------------------------------------------------------------
                                   Weighted
                      Number       Average        Weighted      Number       Weighted
                   Outstanding    Remaining       Average     Exercisable     Average
   Range of             at       Contractual      Exercise        at         Exercise
Exercise Prices   June 30, 2003      Life          Price     June 30, 2003     Price
--------------- --------------- -------------- ------------ ---------------- --------

  $ .40 - $.68    10,224,158        8.97          $ .60        2,341,158      $ .49
 $ .75 - $2.00       808,500        6.06          $1.83          658,500      $1.80
$2.125 - $6.80     1,513,033        5.00          $4.69          471,033      $3.64
                 -----------                                   ---------

                  12,545,691                                   3,470,691
                  ==========                                   =========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 12 - EQUITY SECURITIES, continued

     STOCK OPTIONS, continued
     In the first quarter of fiscal 2004, 2,187,863 options were exercised generating cash proceeds to the Company of approximately $2,700,000, and resulting in tax deductions allowed for employee stock options approximating $9,000,000.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS
     On June 1, 2003 the Company entered into employment agreements with 6 executive officers and 7 employees. Each of the agreements is substantially identical and provides for the following significant terms:

     - employment terms through December 31, 2007, termination with or without cause, and upon termination, the employee is entitled to receive only any accrued salary and vacation pay,

     - confidentiality and non-competition clauses which remain effective following termination of employment,

     -annual salary ranging from $80,000 through $150,000 ($770,000 in total) for the 6 executive officers and salary ranging from $55,000 through $95,000 ($477,000 in total) for the 7 employees, with increases and bonus payments at the sole discretion of the Board of Directors. The agreements also provide the executive officers and three employees with an automobile allowance. These officers and employees also received an aggregate of 4,995,000 stock options (Note 12).

     OPERATING LEASES
     The Company's corporate headquarters is located in Commack, New York, where the Company leases 23,175 square feet of space for executive offices from an unrelated party. The lease expires in June 2005. Rent expense under this operating lease was $15,557 for the one-month period ended June 30, 2003. In addition, the Company is subletting approximately 20,400 square feet to three unrelated parties. Rental income of $13,676 was recognized under these agreements for the one-month period ended June 30, 2003. Minimum future annual lease commitments under this lease, net of the rental income are as follows:

            For the Year
          Ending June 30,       Rent         Sublease         Net
        ----------------- ---------------- ------------ ---------------
            2004               $186,678      $116,286       $  70,392
            2005                171,122       109,691          61,431
                               --------      --------       ---------

              Total            $357,800      $225,977       $ 131,823
                               ========      ========       =========

                                     INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES, continued

     LEGAL PROCEEDINGS
     On or about January 31, 2002, Teresa Casey and Jerry Casey, as plaintiffs, commenced a lawsuit against Interpharm, Inc., as defendant. Plaintiffs allege that Teresa Casey was injured as a result of ingesting guaifenesin/phenylpropanolamine of which the Company was the designer, constructor, manufacturer, producer, marketer, seller and distributor. Plaintiffs have alleged nine causes of action of product liability, tort liability, negligence, breach of implied and express warranties and violation of the Washington Consumer Protection Act. Plaintiffs seek unspecified damages, attorney's fees, prejudgment interest, punitive damages and such other relief as the court deems just.

     Subsequently, on September 26, 2003 the Court dismissed the Plaintiffs' claim in the above action without prejudice. The basis for the dismissal was that the Plaintiffs' counsel had resigned from his representation and plaintiffs failed to get new counsel by a court-imposed deadline. The Plaintiff is not prevented from instituting a new action at a future date, which would be subject to all defenses, including a defense that the future action is barred by the statute of limitations.

     On or about August 13, 2002, Interpharm, Inc., as plaintiff, commenced a lawsuit against General Star Indemnity Company, G.P. Insurance Agency, Inc. and Mortsan General Agency, Inc., as defendants. The lawsuit arose from General Star's refusal to cover or defend the Company under an insurance policy with respect to the Casey action above. The Company sought a declaratory judgment that General Star is obligated to cover and defend the action and seeks damages, costs and attorney's fees for fraud misrepresentation and other claims.

     Subsequently, on September 26, 2003, the Court rendered a decision for summary judgment (i) granting dismissal of all claims against General Star Indemnity Company; (ii) granting dismissal of Interpharm, Inc.'s statutory claims against G.P. Insurance Agency, Inc. and Mortsan General Agency, Inc.; and (iii) allowing Interpharm, Inc. to continue its negligence claims against G.P. Insurance Agency, Inc. and Mortsan General Agency, Inc.

     It is reasonably possible that the Company may incur a liability as a result of the resolution of these related matters due to the fact that the Plaintiff is not prevented from instituting a new action at a future date. Given the current resolution of these matters, the Company did not make adjustments to the consolidated financial statements for any amounts that could be due from the Company on a future date.


NOTE 14 - ECONOMIC DEPENDENCY

     MAJOR CUSTOMERS
     The Company had the following customer concentrations for the six month period ended June 30, 2003 and June 2002 and for each of the three years ended December 31, 2002, 2001 and 2000:

                      Sales - Percent of Revenue
               Six Months Ended
                   June 30,   Year Ended December 31,
                 2003   2002   2002   2001    2000
-------------- ------- ------ ------ ------- ------
Customer A **     --     --     --     19%     *
Customer B       37%     45%    44%    20%    --
Customer C       13%     16%    9%     22%    35%
Customer D        *       *      *      *     11%

                              Accounts Receivable
                        June 30,              December 31,
                  2003        2002         2002         2001
-------------- ----------- ----------- ------------ ------------
Customer A **  $       --   $   47,599  $     --     $  771,363
Customer C      2,202,354    3,246,392   2,691,230    2,114,747
Customer B        736,022      152,812     179,415      562,722
Customer D        229,288      117,679     227,456      176,548

     * Sales to customers were less than 10%

     ** This customer was the minority owner of Interpharm, Inc.'s subsidiary prior to the transfer of interest on June 6, 2003.

     MAJOR SUPPLIERS
     The Company purchased materials from two suppliers totaling approximately 60%, 72%, 68% and 65% of the Company's total purchases, during the six month period ended June 30, 2003, 2002 and for the years ended December 31, 2002 and 2001, respectively and three suppliers totaling approximately 68% of the Company's total purchases during the year ended December 31, 2000. At June 30, 2003, December 31, 2002 and December 31, 2001 amounts due to these suppliers included in accounts payable, were approximately $2,737,000, $2,323,000 and $1,895,000, respectively.

                                     INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial information consists of the following:

                        Sept. 30, 2002   Dec. 31, 2002  March 31, 2003   June 30, 2003
                        -------------- --------------- --------------- ---------------
     Sales, net           $5,932,585     $6,636,220      $7,191,002       $7,762,436
     Gross profit          1,074,386      1,208,827       1,366,290        1,372,326
     Net income              191,693        247,924         480,575          243,070

     Basic EPS                 $.02           $.04            $.08             $.02
                               ====           ====            ====             ====
     Diluted EPS               $.01           $.01            $.01             $ --
                               ====           ====            ====              ====

                        Sept. 30, 2001   Dec. 31, 2001  March 31, 2002 June 30, 2002
                        -------------- --------------- --------------- -------------
     Sales, net         $5,171,609       $5,314,883      $5,888,788     $5,854,652
     Gross profit        1,055,118          771,323       1,124,675      1,031,421
     Net income            163,505          147,244         371,489        239,313

     Basic EPS               $.02           $.02            $.06           $.04
                             ====           ====            ====           ====
     Diluted EPS             $ --           $ --            $.01           $.01
                             =====          =====           ====           ====


     The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary to a fair statement of the results of the interim periods presented. All adjustments are of normal recurring nature.

s