Form 10-Q
period 2003-09-30
INTERPHARM HOLDINGS INC
filed 2003-11-14
CIK 893970

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q
                              --------------------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to
                                    ---- ----

                         Commission File Number 0-22710


                            INTERPHARM HOLDINGS, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 13-3673965
 -------------------------------------------------------------------------------
                 State or other jurisdiction of (I.R.S. Employer
               corporation or organization) Identification Number)

                     69 Mall Drive, Commack, New York 11725
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 YES [ ] NO [X]

     As of the close of business on November 3, 2003, there were 17,393,886 shares of the Registrant's Common Stock outstanding.

                            INTERPHARM HOLDINGS, INC.


TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements & Notes ....................................1-15

Item 2.    Managements Discussion & Analysis of
           Financial Condition and Results of Operations...................16-21

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........21

Item 4.    Controls and Procedures.........................................21-22


PART II    OTHER INFORMATION REQUIRED IN REPORT

Item 1.    Legal Proceedings..................................................23

Item 2.    Changes in Securities and use of Proceeds..........................23

Item 3.    Defaults Upon Senior Securities....................................25

Item 4.    Submission of Matters to a Vote of Security Holders................23

Item 5.    Other Information..................................................23

Item 6.    Exhibits and Report on Form 8k.....................................23

Signatures Page...............................................................24

Exhibits/Certifications....................................................25-28


--------------------------------------------------------------------------------

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                     ASSETS


                                                     September 30,    June 30,
                                                          2003          2003

                                                       (Unaudited)    (Audited)

CURRENT ASSETS
  Cash and cash equivalents                           $ 2,431,577    $ 2,336,203
  Marketable securities, at fair market value              49,642         48,462
  Accounts receivable, net                              4,084,579      4,930,109
  Notes receivable, current                                  --        1,000,000
  Inventories                                           6,869,436      4,583,205
  Prepaid expenses and other current assets               603,830        224,149
  Deferred tax assets                                      23,500         23,500
                                                      -----------    -----------


        Total Current Assets                           14,062,564     13,145,628


  Property and equipment, net                           5,013,811      4,085,302
  Notes receivable, long-term                                 --         524,092
  Deferred tax assets                                   2,537,900      2,537,900
  Deposits                                                262,260         45,873
                                                      -----------    -----------


           TOTAL ASSETS                               $21,876,535    $20,338,795
                                                      ===========    ===========

                        See Notes To Condensed Consolidated Financial Statements




--------------------------------------------------------------------------------
INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                September 30,     June 30,
                                                                    2003            2003
                                                                ------------    ------------
                                                                 (Unaudited)      (Audited)
CURRENT LIABILITIES
  Lines of credit, bank                                         $    424,847    $  2,064,793
  Current maturities of bank notes payable                              --           224,241
  Accounts payable, accrued expenses, and other
   liabilities                                                     5,852,615       5,314,341
                                                                ------------    ------------

        Total Current Liabilities                                  6,277,462       7,603,375
                                                                ------------    ------------

OTHER LIABILITIES
  Bank notes payable, less current maturities                           --           237,521
  Other liabilities                                                   29,535          29,535
                                                                ------------    ------------

        Total Other Liabilities                                       29,535         267,056
                                                                ------------    ------------

        TOTAL LIABILITIES                                          6,306,997       7,870,431
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares authorized; issued
   and outstanding - 7,195,876 and 7,300,876, respectively;
   aggregate liquidation preference of $5,494,080                    350,971         352,021
  Common stock, $.001 par value, 70,000,000 shares
   authorized; shares issued - 18,018,031 and 15,671,649,
   respectively                                                      180,181         156,717
  Additional paid-in capital                                      14,926,378      12,076,237
  Accumulated other comprehensive income                              12,759          11,579
  Retained earnings                                                  897,117         669,678
  Treasury stock at cost, 624,145 shares at September 30, and
   June 30, 2003                                                    (797,868)       (797,868)
                                                                ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY                                15,569,538      12,468,364
                                                                ------------    ------------

        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                   $ 21,876,535    $ 20,338,795
                                                                ============    ============

                        See Notes To Condensed Consolidated Financial Statements



--------------------------------------------------------------------------------

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                       Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       2003           2002
                                                   ------------    ------------
SALES, Net                                         $  6,875,348    $  5,932,585


COST OF SALES (including related party
  rent expense of $102,000 for the three
  months ended September 30, 2003
  and 2002, respectively)                             5,443,518       4,853,785
                                                   ------------    ------------

        GROSS PROFIT                                  1,431,830       1,078,800
                                                   ------------    ------------

OPERATING EXPENSES
  Selling, general and administrative expenses        1,033,775         572,199
  Related party rent expense                             18,000          18,000
  Research and development                               35,000         130,555
                                                   ------------    ------------

        TOTAL OPERATING EXPENSES                      1,086,775         720,754
                                                   ------------    ------------

        OPERATING INCOME                                345,055         358,046
                                                   ------------    ------------

OTHER INCOME (EXPENSES)
  Related party interest expense                            --          (46,987)
  Interest expense                                       (6,147)        (27,553)
  Interest income                                         2,759              10
                                                   ------------    ------------

        TOTAL OTHER EXPENSES                             (3,388)        (74,530)
                                                   ------------    ------------

        INCOME BEFORE  INCOME TAXES                     341,667         283,516

PROVISION FOR INCOME TAXES                              114,228          87,409
--------------------------                         ------------    ------------

        NET INCOME                                 $    227,439    $    196,107
                                                   ============    ============

EARNINGS PER SHARE
  Basic earnings per share                         $        .01    $        .02
                                                   ============    ============
  Diluted earnings per share                       $        .00    $        .01
                                                   ============    ============

  Basic weighted average shares outstanding          16,328,011       6,151,178
                                                   ============    ============
  Diluted weighted average shares and
   equivalent shares outstanding                     68,612,676      35,935,062
                                                   ============    ============


                        See Notes To Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------

                                      INTERPHARM HOLDINGS, INC. AND SUBISIDARIES

                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     (UNAUDITED)

                                   For the Three Months Ended September 30, 2003
--------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                            Additional       Other
                                        Preferred Stock                Common Stock          Paid-In     Comprehensive
                                     Shares        Amount         Shares          Amount     Capital         Income
                                  -------------------------------------------------------------------------------------
BALANCE - July 1, 2003             7,300,876    $   352,021     15,671,649   $   156,717   $12,076,237   $    11,579


Shares issued for options
  and warrants exercised                --             --        2,241,382        22,414     2,676,350          --

Conversion of series J
  convertible preferred
  stock to common stock             (105,000)        (1,050)       105,000         1,050          --            --

Valuation adjustments
  related to Reverse merger             --             --             --            --          53,791          --

Tax expense in connection with
  exercise of Employee stock
  options                                                                                      120,000

Unrealized gain on marketable
  securities, net                       --             --             --            --            --           1,180


Net income                              --             --             --            --            --            --
                                 -----------    -----------    -----------   -----------   -----------   -----------

BALANCE - September 30, 2003       7,195,876    $   350,971     18,018,031   $   180,181   $14,926,378   $    12,759
-------                          ===========    ===========    ===========   ===========   ===========   ===========










                                                                                Total
                                   Retained           Treasury Stock        Stockholders'
                                   Earnings        Shares         Amount       Equity
                                 --------------------------------------------------------

BALANCE - July 1, 2003           $   669,677       624,145      (797,868)   $12,468,364
------

Shares issued for options
  and warrants exercised                --            --            --        2,698,764

Conversion of series J
  convertible preferred
  stock to common stock                 --            --            --             --

Valuation adjustments
  related to Reverse merger             --            --            --           53,791

Tax expense in connection with
  exercise of Employee stock
  options                                                                       120,000

Unrealized gain on marketable
  securities, net                       --            --            --            1,180



Net income                           227,439          --            --          227,439
                                 -----------   -----------   -----------    -----------

BALANCE - September 30, 2003     $   897,117       624,145   $  (797,868)   $15,569,538
--------                         ===========   ===========   ===========    ===========


                        See Notes To Condensed Consolidated Financial Statements



--------------------------------------------------------------------------------

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF COMPREHSENSIVE INCOME
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                                            Three Months Ended
                                                              September 30,
                                                          ----------------------
                                                             2003        2002
                                                          ----------------------

NET INCOME                                                $ 227,439   $ 196,107
                                                          ---------   ---------


OTHER COMPREHENSIVE INCOME
  Unrealized gain (loss) on marketable securities, net        1,180      (2,906)
                                                          ---------   ---------


           TOTAL COMPREHENSIVE INCOME                     $ 228,619   $ 193,201
                                                          =========   =========


                        See Notes To Condensed Consolidated Financial Statements



--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



                                                      Three Months Ended
                                                         September 30,
                                                             2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   227,439    $   196,107
                                                          -----------    -----------
 Adjustment to reconcile net income to net
  cash used in operating activities
   Depreciation and amortization                              193,237        130,991
   Deferred tax expense                                          --            7,000
   Accrued interest on related party loans                       --           46,987
   Tax expense in connection with exercise of employee
   Stock options credited to additional paid-in-capital       120,000           --
Changes in operating assets and liabilities
   Accounts receivable                                        845,530        440,903
   Inventories                                             (2,286,231)      (488,315)
   Prepaid expenses and other current assets                 (329,681)        15,187
   Deposits                                                  (216,387)          --
   Accounts payable, accrued expenses and other
   Current liabilities                                        538,274       (479,327)
                                                          -----------    -----------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                             (907,819)      (130,467)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from notes receivable                            1,524,092           --
  Purchases of property and equipment                      (1,121,746)       (97,938)
                                                          -----------    -----------

        NET CASH USED IN INVESTING ACTIVITIES                 402,346        (97,938)
                                                          -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of line of credit, bank                        (1,639,946)          --
  Repayments of bank notes payable                           (461,762)       (61,623)
  Due to related parties                                         --          (12,000)
  Cash received in reverse merger transaction                   3,791           --
  Proceeds from option exercise                             2,698,764           --
                                                          -----------    -----------

        NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                           600,847    $   (73,623)
                                                          ===========    ===========


                        See Notes To Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



                                                                 Three Months Ended
                                                                    September 30,
                                                                  2003         2002
                                                              -----------------------

        NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                     $   95,374   $ (302,028)

CASH AND CASH EQUIVALENTS - Beginning                          2,336,203      443,612
                                                              ----------   ----------

CASH AND CASH EQUIVALENTS - Ending
                                                              $2,431,577   $  141,584
                                                              ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:

          Interest                                            $   15,449   $   25,753
                                                              ==========   ==========
         Income taxes                                         $   84,456   $   90,000
                                                              ==========   ==========

  Non-cash investing and financing activities:

     Conversion of Series J preferred stock to common stock   $    1,050   $     --
                                                              ==========   ==========
     Valuation Adjustment related to reverse merger           $   50,000   $     --
                                                              ==========   ==========

                        See Notes To Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying interim unaudited consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its subsidiaries that are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. See Note 2, Change of Fiscal Year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the six month transition period ended June 30, 2003.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

        CHANGE OF FISCAL YEAR
        The Company has changed its fiscal year end from December 31 to June 30. A Transition Report on Form 10-K was filed for the six month transition period ended June 30, 2003.

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

--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

        STOCK BASED COMPENSATION
        At September 30, 2003, the Company had two stock-based employee plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.
        25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                              Three Months Ended September 30,
                                             -----------------------------------
                                                 2003                2002
                                             ---------------- ------------------
      Net income                                 $227,439        $196,107
        As reported
        Less: Stock-based employee
          compensation expense
          determined under fair
          value-based method for all awards       167,000              --
                                                ---------        --------

        Pro forma                               $  60,439        $196,107
                                                =========        ========

                                             Three Months Ended September 30,
                                             -----------------------------------
                                                 2003                2002
                                             ---------------- ------------------
      Basic net income per share
        As reported                               $.01             $.02
                                                  ====             ====
        Pro forma                                 $.00             $.02
                                                  ====             ====

      Diluted net income per share
        As reported                               $.00             $.01
                                                  ====             ====
        Pro forma                                 $.00             $.01
                                                  ====             ====

        The fair values of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 124%,
        (2) risk-free interest rate of 3.4% and (3) expected average lives of 5 years.

--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 3 - INVENTORIES

           Inventories consist of the following:

                                                  September 30,     June 30,
                                                      2003            2003
                                                  --------------- --------------
      Finished goods                               $   145,171      $   347,189
      Work in process                                4,118,065        2,227,139
      Raw materials                                  2,334,004        1,733,109
      Packaging materials                              272,196          275,769
                                                   -----------      -----------

              Total                                 $6,869,436       $4,583,205
                                                    ==========       ==========


NOTE 4 - NOTES RECEIVABLE

        Two notes receivable acquired as part of the reverse merger (Note 2) with an aggregate amount of $1,524,092 were repaid in full during the three months ended September 30, 2003.


NOTE 5 - BANK DEBT

           At September 30, 2003, the Company has a credit facility agreement with a bank, as amended on August 6, 2003, consisting of an advised secured line of credit totaling $5,000,000 and a $2,000,000 non-revolving secured facility for equipment purchases ("Equipment Purchase Line"). Any borrowings under the credit facility are collateralized by substantially all assets of the Company and personally guaranteed by four of the Company's stockholders. In addition, the Company must comply with certain financial covenants.

           The line of credit is scheduled to be reviewed by November 30, 2003. As of September 30, 2003, the Company had outstanding borrowings of $424,847 under the line of credit.

           At June 30, 2003, there were four separate notes outstanding under the Equipment Purchase Line. Such notes were to mature at various dates through August 2006. During the three months ended September 30, 2003, all of the notes were paid in full.


NOTE 6 - INCOME TAXES

        As part of the reverse merger transaction (Note 2), approximately $7,680,000 of ATEC's Federal net operating loss carryforwards ("NOLs") became utilizable by the Company. During the three month period ended September 30, 2003, stock options were exercised which generated approximately $9,000,000 of additional NOLs (Note 8). Of this amount, $300,000 was utilized as a deduction for tax purposes during the three months ended September 30, 2003, resulting in a cash benefit of $120,000. The financial statement tax benefit of the deduction for the exercise of these employee stock options are credited to additional paid-in capital in the period that such tax benefit is recognized for financial statement purposes. At September 30, 2003 the Company has remaining NOLs of approximately $16,300,000 to reduce future taxable income. These losses expire through 2024 and may be subject to substantial limitations pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership.

--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 7 - EARNING PER SHARE

        The calculations of basic and diluted EPS are as follows:

                                                                    Three Months Ended September 30,
                                                                  ------------------------------------
                                                                      2003                2002
                                                                  ---------------- -------------------
       Numerator:
          Net income                                                  $227,439            $196,107
          Less: Preferred stock dividend                                41,392                  --
          Less: Net income attributable to Series K preferred
                    stockholders                                        19,619              49,027
                                                                     ---------           ---------

                 Numerator for basic EPS                               166,428             147,080

         Effect of dilutive securities:
          Net income attributable to
           Series K preferred stockholders                              19,619              49,027
                                                                     ---------           ---------

                 Numerator for diluted EPS
                                                                      $186,047            $196,107
                                                                      ========            ========

       Denominator:
          Denominator for basic EPS Weighted average shares
             outstanding                                            16,328,011           6,151,178

         Effect of dilutive securities:
            Convertible Series K preferred stock                    42,684,688          29,783,884
            Convertible Series A, B, C and J preferred stocks           23,452                  --
            Stock options                                            9,576,525                  --
                                                                   -----------        ------------

                Denominator for diluted EPS                        68,612,676          35,935,062
                                                                   ==========          ==========

       Basic EPS                                                        $.01                $.02
                                                                        ====                ====
       Diluted EPS                                                      $.00                $.01
                                                                        ====                ====


--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 7 - EARNING PER SHARE, continued

        As of November 11, 2003, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

        Common stock outstanding - September 30, 2003               17,393,886
        Common stock issued October 1 to November 11, 2003                  --
        Stock options outstanding - November 11, 2003               10,334,578
        Common stock issuable upon conversion of preferred stocks:
          Series A                                                       1,526
          Series A-1 (maximum contingent conversion)                 4,855,389
          Series B                                                         292
          Series C                                                       5,620
          Series K (maximum contingent conversion)                  43,887,718
                                                                    ----------

                                                                    76,479,009


NOTE 8 - EQUITY SECURITIES

        PREFERRED STOCKS
           The Company's preferred stocks consist of the following at September 30, 2003:

                                                      Shares Issued
                                           Shares          and                      Liquidation
                                         Authorized    Outstanding    Par Value      Preference
                                       ---------------------------- -------------- --------------

         Preferred Stocks:
          *Series A-1 cumulative
             Convertible
              (Forward)                      29,233         7,631    $       763   $    763,100
            Series A- cumulative
             convertible                  5,000,000     4,855,389         48,554      3,311,375
          *Series B convertible              12,704         1,458            145         14,580
          *Series C convertible             350,000       281,005        281,005      1,405,025
          *Series J convertible             105,000            --             --             --
            Series K convertible          3,000,000     2,050,393         20,504             --
                                          ---------     ---------   ------------   ------------

               Total preferred            8,496,937     7,195,876    $   350,971   $  5,494,080
                                          =========     =========    ===========   ============


        * Classes of preferred stock assumed in the ATEC reverse merger.

--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 8 - EQUITY SECURITIES, continued

        At September 30, 2003, the Company had six authorized series of preferred stock; Series A Cumulative Convertible (par value $.10), Series A-1 Cumulative convertible (par value $.01), Series B Convertible (par value $.10), Series C Convertible (par value $1), Series J Convertible (par value $.01) and Series K Convertible (par value $.01) (hereafter referred to as the "A", "A-1", "B", "C", "J" and "K" shares, respectively).

        The A shares have an annual dividend rate of 10% of the par value, which is cumulative. They are senior to all other series or classes of capital stock. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A stockholders. The C and J shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors. The K shares are entitled to receive dividends to the same extent and in the same amounts as the common stock. The A-1 shares have a cumulative annual dividend of $.0341 per share when and as declared by the Board of Directors. At September 30, 2003, dividends accumulated, but not declared, were approximately $55,000.

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

        During the three month period ended September 30, 2003, 105,000 of the J shares, representing all of the issued and outstanding J shares, automatically converted into 105,000 shares of the Company's common stock. These shares were automatically converted pursuant a mandatory conversion provision of J shares which the Company triggered when its common stock had a closing price of five dollars for three consecutive days.

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

--------------------------------------------------------------------------------
                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 8 - EQUITY SECURITIES, continued

        The A-1 shares convert on a 1:1 basis into Company common stock subject to the definitive terms in the list of designations upon (i) the Company reaching $150 million in sales or (ii) a merger, consolidation, sale of assets or similar transaction.

        COMMON STOCK
        During the three months ended September 30, 2003, 2,241,382 options and warrants were exercised generating cash proceeds to the Company of approximately $2,700,000, and resulting in tax deductions allowed for employee stock options approximating $9,000,000.


NOTE 9 - ECONOMIC DEPENDENCY

        MAJOR CUSTOMERS
        The Company had the following customer concentrations for the three month period ended September 30, 2003 and 2002:

                           Sales - Percent of Revenue

                                          Three Months Ended September 30,
                                          ------------------------------------
                                              2003                2002
                                          ---------------- -------------------
        URL/Mutual                            29%                 --%
        Dr. Reddy's Labs/Cheminor             28%                 46%
        Department of Veterans Affairs        12%                 11%

                              Accounts Receivable

                                                  September 30,
                                          ----------------------------------
                                             2003               2002
                                          --------------- ------------------
        URL/Mutual                              $1,405,956   $             --
        Dr. Reddy's Labs/Cheminor                1,754,822          2,255,334
        Department of Veterans Affairs             391,818            152,812

        MAJOR SUPPLIERS
        The Company purchased materials from three suppliers totaling approximately 86% and two suppliers totaling approximately 65% of the Company's total purchases, during the three month period ended September 30, 2003 and 2002, respectively. At September 30, 2003 and 2002, amounts due to these suppliers included in accounts payable, were approximately $3,380,000 and $1,692,000, respectively.

NOTE 10 - SUBSEQUENT EVENTS

        On November 14, 2003, the Company entered into a contract to acquire an additional production facility of approximately 92,000 square feet and 37 acres of land at 50 Horseblock Road, Yaphank, New York. The purchase price for the building and land is $9,250,000, of which $925,000 has been paid as a deposit. The contract calls for a closing on or before March 31, 2004.

--------------------------------------------------------------------------------
ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
OVERVIEW

         Interpharm Holdings, Inc., through its wholly owned subsidiary, Interpharm, Inc., is engaged in the business of developing, manufacturing and marketing generic over-the-counter and prescription strength pharmaceutical products. We make sales both under our own label and to wholesalers and distributors which sell our products under their labels.

         We market our products primarily to wholesalers, drug distributors, repackagers, and other manufacturers through our internal sales staff as well as independent sales representatives. Some of our wholesalers and distributors purchase products that are warehoused for drug chains, independent pharmacies, state and federal governmental agencies and managed healthcare organizations. Sales are recognized when the product is shipped and appropriate provisions are made for returns. Consistent with industry practice, we have a returned goods policy.

        As was the case during the six-month period ended June 30, 2003 and the year ended December 31, 2002, we have been faced with increased demand for our existing products from our existing customers. These customers have expressed satisfaction with the quality of our products, our prices, and our reliability. During the quarter, we began producing Allopurinol and Atenolol which resulted in $763,174 and $1,138,147 in sales respectively during the quarter, and increased sales of Naproxen to $456,454 for the quarter from $287,192 in the same period last year. During the quarter, the launch of Allopurinol and Atenolol and increased demand resulted in a bottleneck of inventory awaiting packaging of approximately $1 million.

        In order to address the bottleneck while continuing to produce new products, we have accelerated our ongoing efforts to upgrade production capacity using cash we acquired in the reverse merger transaction (see note 2 to the consolidated financial statements)and cash received from option exercises.

        First, on November 14, 2003, we entered into a contract with Arrow Electronics, Inc. to acquire an additional production facility of approximately 92,000 square feet and 37 acres of land, at 50 Horseblock Road, Yaphank, New York. This facility includes an additional 30,000 square feet of mezzanine space which can be utilized for certain production activities. The purcahse price for the building and land is $9,250,000, of which $925,000 has been paid as a deposit. The contract calls for a closing on or before March 31, 2004.

        Upon closing, we will have two facilities with a combined size of approximately 200,000 square feet. In order to be used for manufacturing, the new facility will need to be approved by the FDA. Pending such approval, the new facility can be used for warehousing and other activities, thereby creating additional capacity in our current manufacturing plant.

         Second, we have spent approximately $2.1 million on capital improvements since January 1, 2003, including two new packaging lines. One of the packaging lines went into operation in October, 2003, and the other went into operation in November, 2003. Prior to October, we had two packaging lines. We have budgeted expenditures of approximately $1 million over the next six to eight months on additional equipment, including the addition of a fifth packaging line to supplement the four existing lines.

        Third, Interpharm has assembled a new internal research and development team. In addition, Interpharm has budgeted expenditures of between $2 million to $3 million on research and development over the next twelve to fifteen months. We believe we can increase our pipeline of drugs under various stages of development by at least ten to twelve in the same period.

        We began our expansion plan in 2002. During the year ended December 31, 2002 and six-months ended June 30, 2003, we spent approximately $1.2 million and $1 million respectively on new production equipment. During the fiscal year ended December 31, 2002, we also leased an additional 38,000 square feet of space in the building we currently occupy.

         In order to enhance our growth, we are also actively seeking to create strategic alliances with companies whose strengths would compliment ours. To that end, we have, in July and August 2003, launched Allopurinol and Atenolol which generated approximately $2.0 million in sales during the quarter. We manufacture these products for United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc. ("URL/Mutual") on a contract basis. We believe that our future growth is dependent upon other mutually beneficial arrangements with companies such as URL/Mutual, as well as obtaining new clients and aggressively increasing our product line.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

REVENUES

Financial Highlights

     o Net sales increased 15.9% or $0.940 million, to $6.9 million from $5.9 million.
     o Gross profit increased 32.72% or $0.35 million, to $1.4 million from $1.1 million.
     o    Operating income decreased 3.6% or $12,991, to $345,055 from $358,046.
     o    Net income increased 16% or $31,322, to $227,439 from $196,107.

NET SALES AND GROSS PROFIT

        Net sales for the three months ended September 30, 2003 were $6.9 million compared to $5.9 million for the three months ended September 30, 2002, an increase of $.94 million. This 15.9% increase in net sales was due to approximately $2.0 million in sales of Allopurinol and Atenolol, which are manufactured under agreement for URL/Mutual. We did not produce either product in the same period last year. In addition, we have also increased our sales of Naproxen which were $456,454 for the quarter as compared to $287,192 in the same period last year. The increase in net sales was not attributable to any change in prices which, for all products in Interpharm, Inc.'s product line, remained stable.

        We had planned for an additional packaging line to be operational in mid-September. The line however, was put into service in early October. As a result of this delay our inventory awaiting packaging increased approximately $1.0 million. This had the impact of increasing our October sales for goods that were expected to ship in September. Most of the inventory awaiting packaging was Ibuprofen due to management's decision to prioritize the shipping of other products. Despite this, however, we continue to experience increasing demand for Ibuprofen.

        During the three-month period ended September 30, 2003 and the six-month period ended June 30, 2003, we did not experience returns of material quantities of any of the products we sell. Therefore, we do not believe that we are subject to a material risk attributable to returns.

        Gross profit for the three months ended September 30, 2003 was $1.4 million, an increase of 32.7% or $.35 million from the $1.1 million for the prior year.

--------------------------------------------------------------------------------
COST OF SALES

        Cost of sales increased 12.1% or $0.6 million to $5.4 million in the three months ended September 30, 2003, from $4.8 million in the three months ended September 30, 2002 due to increased production and sales. Raw material prices were constant during the period. 71.3% of the increase was labor costs, including payroll taxes and benefits. We have increased our labor force significantly over the past year to accommodate both our current growth and our projected future growth. The FDA regulates most aspects of our manufacturing processes. Therefore, we provide extensive training to all of our employees, which results in a three month lag between the hiring of a new employee and when they can be fully incorporated into our production process.

           As set forth above, we increased production to satisfy existing demand from existing customers which have additional purchasing capacity. In addition, we introduced Atenolol and Allopurinol.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses were $1.0 million, in the three months ended September 30, 2003, or 15.0% of net sales, compared to $.6 million, or 9.6% of net sales, for the three months ended September 30, 2002.

           Selling, general and administrative expenses for the three months ended September 30, 2003 were primarily made up of salaries, including payroll taxes and benefits ($375,613), selling commissions ($65,970) freight expenses ($78,402), legal, accounting services ($206,958) and insurance expense ($40,703). Salaries increased $157,279, or 72% from the same period last year, almost entirely due to administrative salaries which increased 102.1% from $154,518 to $305,736 due to our growth and to accommodate our planned expansion. Legal, accounting and other professional services increased $151,022, or 270.0% from the same period last year due to costs associated with being a public company.

OPERATING INCOME

           Operating income for the three-month period ended September 30, 2003 decreased $12,991 to $345,055 as compared to $358,046, or 3.6% as compared to the same period last year. The three-month period ended September 30, 2003 included an increase of approximately $151,022 of legal and accounting costs, as compared to the same period in 2002.

INCOME TAXES

           The effective tax rate for the three months ended September 30, 2003 was 33% compared to 31% for 2002. The tax provision for the three months ended September 30, 2003 has resulted in a $120,000 increase in additional paid in capital due to the utilization of deductions from stock options exercised during the period.

Liquidity and Capital Resources

        We currently finance our operations and capital expenditures through cash flows from operations, bank loans, lines of credit, cash acquired in our reverse merger in May, 2003 and cash received from option exercises. Cash used in operating activities for the three-months ended September 30, 2003 was $1,027,819, an increase of $897,352 from the same period last year. This increase is primarily due to an increase in inventories in order to enable us to meet customer demand more rapidly.

--------------------------------------------------------------------------------
           Net cash provided by investing activities was $402,346 for the three-months ended September 30, 2003, which resulted from the proceeds of $1.5 million notes from the Baar Group, Inc. relating to the sale of our computer operations which was offset by $1.1 million of equipment purchases.

        Net cash provided by financing activities was $600,847 for the three months ended September 30, 2003, which resulted from $2.7 million in proceeds from option exercises which were offset by $2.1 million in repayments of bank notes and lines of credit.

        As a result of our cash flows from operations and financing activities during the three months ended September 30, 2003, working capital increased $2.5 million to $7.8 million from $5.2 million at June 30, 2003. In August 2003, we increased our credit lines from $3.5 million to $7 million. As of September 30, 2003, the amounts outstanding on these credit lines were 424,847. We believe that our increased working capital, cash provided by option exercises and increased credit lines will allow us to continue our expansion plans, and will be sufficient to meet our operating needs for the next 12 months.

           At September 30, 2003, we had approximately $7,680,000 in Federal net operating loss carryforwards ("NOLs") available to reduce future taxable income. These NOLs could result in savings of up to $2,700,000 in future income tax payments (although there will be no effect on income tax expenses).

           In addition, the exercise of 2,251,382 employee stock options and warrants from July 1, 2003 to September 30, 2003 resulted in additional future tax deductions approximating $9,000,000, which could result in cash savings of up to $3,000,000.

INVENTORY

        In late 2000 and early 2001, Interpharm, Inc. commenced a program to increase inventory production levels to meet increasing demand. At September 30, 2003, our inventory increased to $6.9 million from $4.6 million at June 30, 2003, primarily as a result of our program to increase inventory, but also because of a $1 million bottleneck of inventory awaiting packaging and an increase in raw materials by approximately $700,000 for new products Atenolol and Allopurinol.

ACCOUNTS PAYABLE

           The accounts payable, accrued expenses and other liabilities increased approximately $538,274 in the three months ended September 30, 2003 as compared to June 30, 2003 due to the increase in inventories.

CASH AND CASH EQUIVALENTS

           Cash and cash equivalents at September 30, 2003 were approximately $2.4 million as compared to $2.3 million at June 30, 2003. While net cash was increased by financing and investing activities, this was offset by equipment and inventory purchases and the repayment of credit lines.

--------------------------------------------------------------------------------
           We believe that one of the most important factors in our ability to continue to grow our business will be our ability to launch new products. To that end, as set forth above, we have devoted, and plan to devote, substantially greater resources to our research and development efforts than we have in previous years. In addition, we are devoting the assets we acquired in becoming a public company, the cash obtained from options exercises and those resources we already had, to increasing our production capacity through the purchase of new equipment, acquiring a new production facility and improving our existing production facility.

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

           We consider the following accounting policies to be most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact results of operations, financial condition and cash flows.

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

           We purchase raw materials from suppliers, which is then used in the manufacturing of completed goods and sold back to the suppliers, or by direct drop shipment to the supplier's customers. The raw materials are also used in the manufacturing of products for other customers. We also (i) have the general inventory risk by taking title to all of the raw material purchased, (ii) establish the selling price for the finished product and, (iii) significantly change the raw materials into the finished product under our specifications and formulas. These factors among others, qualify us as the principal under the indicators set forth in EITF 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent. If the terms and substance of the arrangement change, such that we no longer qualify to report these transactions on a gross reporting basis, our net income and cash flows would not be affected. However, our sales and cost of sales would both be reduced by a similar amount.

--------------------------------------------------------------------------------
INVENTORY

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

ISSUES AND UNCERTAINTIES

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4 - CONTROLS AND PROCEDURES

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

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

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

--------------------------------------------------------------------------------

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                                      Other
                                   Information
                               September 30, 2003

                                     PART II
                                OTHER INFORMATION


Item 1.- Legal Proceedings - None

Item 2.- Changes in Securities and use of Proceeds - In July, August and September 2003 we issued 2,241,382 shares of common stock upon the exercise of options. Proceeds received were $2,714,980 and will be used for working capital needs.

Item 3.- Defaults Upon Senior Securities - None

Item 4.- Submission of Matters to a Vote of Security Holders - None

Item 5.- Other Information - None

Item 6.- Exhibits and Report on Form 8-K - On July 15, 2003 we filed a Form 8-K that announced the financial results of our wholly owned subsidiary, Interpharm, Inc. for the quarter ended March 31, 2003. On August 11, 2003 we filed an amended Form 8-K that updated the information previously filed for the sale of our computer operations and the acquisition of Interpharm, Inc. The financial statements for Interpharm at March 31, 2003 were included and a proforma balance sheet was presented as at March 31, 2003.

--------------------------------------------------------------------------------
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 INTERPHARM HOLDINGS, INC.
                                                 (Registrant)





Date:  November 14, 2003

                                                 By: /S/ JAMES J. CHARLES
                                                   ---------------------------
                                                   James J. Charles,
                                                   Chief Financial Officer
                                                   (Duly authorized to sign on
                                                   behalf of registrant)

EXHIBITS


NUMBER               DESCRIPTION


31.1 Certification of Dr. Maganlal K. Sutaria pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;


31.2 Certification of James Charles pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;


32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002;