Form 10-Q
period 2003-12-31
INTERPHARM HOLDINGS INC
filed 2004-02-17
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to
                                   ----------

                         Commission File Number 0-22710

                            INTERPHARM HOLDINGS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  13-3673965
---------------------------------------------------------------------------
State or other jurisdiction of                          (I.R.S. Employer
corporation or organization)                          Identification Number)

69 Mall Drive,  Commack, New York                                11725
---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

                                 YES [ ] NO [X]

As of the close of business on February 13, 2004, there were 18,658,391 shares of the Registrant's Common Stock outstanding.

                            INTERPHARM HOLDINGS, INC.


TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.      Financial Statements & Notes ..................................1-19

Item 2.      Managements Discussion & Analysis of
             Financial Condition and Results of Operations.................20-26

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......26

Item 4.      Controls and Procedures.......................................26-27


PART II    OTHER INFORMATION REQUIRED IN REPORT

Item 1.       Legal Proceedings...............................................28

Item 2.      Changes in Securities and use of Proceeds........................28

Item 3.      Defaults Upon Senior Securities..................................28

Item 4.      Submission of Matters to a Vote of Security Holders..............28

Item 5.      Other Information................................................28

Item 6.      Exhibits and Report on Form 8-K..................................28

Signatures Page...............................................................29

Exhibits/Certifications....................................................30-33

                                     PART I

Item 1.  Financial Statements
-------  -------------------------



                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                     ASSETS

                                                     (Unaudited)      (Audited)
                                                     December 31,      June 30,
                                                        2003             2003
                                                    -------------    -----------
 CURRENT ASSETS
  Cash and cash equivalents                           $ 1,503,936    $ 2,336,203
  Marketable securities, at fair market value              61,199         48,462
  Accounts receivable, net                              7,032,571      4,930,109
  Notes receivable, current                                  --        1,000,000
  Inventories                                           5,927,631      4,583,205
  Prepaid expenses and other current assets               519,095        224,149
  Deferred tax assets                                      23,500         23,500
                                                      -----------    -----------


         Total Current Assets                          15,067,932     13,145,628


  Property and equipment, net                           5,590,400      4,085,302
  Notes receivable, long-term                                --          524,092
  Deferred tax assets                                   2,537,900      2,537,900
  Deposits                                                961,379         45,873
                                                      -----------    -----------


         TOTAL ASSETS                                 $24,157,611    $20,338,795
                                                      ===========    ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              (Unaudited)      (Audited)
                                                              December 31,      June 30,
                                                                  2003            2003
                                                              ------------   -------------


CURRENT LIABILITIES
  Lines of credit, bank                                       $    424,847    $  2,064,793
  Current maturities of bank notes payable                            --           224,241
  Accounts payable, accrued expenses, and other
   liabilities                                                   6,542,799       5,314,341
                                                              ------------    ------------

       Total Current Liabilities                                 6,967,646       7,603,375
                                                              ------------    ------------

OTHER LIABILITIES
  Bank notes payable, less current maturities                         --           237,521
  Other liabilities                                                 29,535          29,535
                                                              ------------    ------------

       Total Other Liabilities                                      29,535         267,056
                                                              ------------    ------------

       TOTAL LIABILITIES                                         6,997,181       7,870,431
                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares authorized; issued
   and outstanding - 7,195,876 and 7,300,876, respectively;
   aggregate liquidation preference of $5,494,080                  350,971         352,021
  Common stock, $.01 par value, 70,000,000 shares
   authorized; shares issued - 18,022,958 and 15,671,649,
   respectively                                                    180,230         156,717
  Additional paid-in capital                                    15,481,567      12,076,237
  Accumulated other comprehensive income                            24,316          11,579
  Retained earnings                                              1,921,214         669,678
  Treasury stock at cost, 624,145 shares at December 31,
   and June 30, 2003                                              (797,868)       (797,868)
                                                              ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY                               17,160,430      12,468,364
                                                              ------------    ------------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                  $ 24,157,611    $ 20,338,795
                                                              ============    =============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                                                     (UNAUDITED)

                                                      For The Three Months Ended        For The Six Months Ended
                                                              December 31,                     December 31,
                                                      ------------------------------------------------------------
                                                          2003             2002           2003             2002
                                                      ------------------------------------------------------------

SALES, Net                                            $ 11,706,231    $  6,636,220    $ 18,581,579    $ 12,568,805

COST OF SALES (including related party rent expense
  of $102,000 and $204,000 for the three months
  and six months ended December 31, 2003
  and 2002, respectively)                                9,087,956       5,431,807      14,531,474      10,285,592
                                                      ------------    ------------    ------------    ------------

       GROSS PROFIT                                      2,618,275       1,204,413       4,050,105       2,283,213
                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Selling, general and administrative  expenses            860,060         639,219       1,893,835       1,211,418
  Related party rent expense                                18,000          18,000          36,000          36,000
  Research and development                                 154,035         136,213         189,035         266,768
                                                      ------------    ------------    ------------    ------------

       TOTAL OPERATING EXPENSES                          1,032,095         793,432       2,118,870       1,514,186
                                                      ------------    ------------    ------------    ------------

       OPERATING INCOME                                  1,586,180         410,981       1,931,235         769,027
                                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
  Related party interest expense                              --           (47,075)           --           (94,062)
  Interest expense                                          (4,852)        (22,008)        (10,999)        (49,561)
  Interest income                                            2,446              53           5,205              63
                                                      ------------    ------------    ------------    ------------

       TOTAL OTHER EXPENSES                                 (2,406)        (69,030)         (5,794)       (143,560)
                                                      ------------    ------------    ------------    ------------

            (Forward)



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                              For The Three Months Ended   For The Six Months Ended
                                                      December 31,                December 31,
                                              -----------------------------------------------------
                                                  2003            2002         2003           2002
                                              -----------------------------------------------------

         (Forward)


       INCOME BEFORE  INCOME TAXES              1,583,774       341,951     1,925,441       625,467

PROVISION FOR INCOME TAXES                        559,677        98,441       673,905       185,850
                                              -----------   -----------   -----------   -----------

       NET INCOME                             $ 1,024,097   $   243,510   $ 1,251,536   $   439,617
                                              ===========   ===========   ===========   ===========

EARNINGS PER SHARE
  Basic earnings per share                    $      0.05   $      0.04   $      0.06   $      0.07
                                              ===========   ===========   ===========   ===========
  Diluted earnings per share                  $      0.01   $      0.01   $      0.02   $      0.01
                                              ===========   ===========   ===========   ===========

  Basic weighted average shares outstanding    17,395,546     6,151,178    16,861,779     6,151,178
                                              ===========   ===========   ===========   ===========
  Diluted weighted average shares and
   equivalent shares outstanding               68,139,385    35,935,062    68,376,030    35,935,062
                                              ===========   ===========   ===========   ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                      INTERPHARM HOLDINGS, INC. AND SUBISIDARIES

                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     (UNAUDITED)

                                      For the Six Months Ended December 31, 2003
--------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                              Additional        Other
                                       Preferred Stock                Common Stock             Paid-In       Comprehensive
                                   Shares         Amount          Shares          Amount       Capital           Income
                              ---------------------------------------------------------------------------------------------

BALANCE - July 1, 2003           7,300,876    $    352,021      15,671,649   $    156,717   $ 12,076,237    $     11,579

Shares issued for options
 and warrants exercised               --              --         2,241,382         22,414      2,676,350            --
Conversion of series J                --              --
 convertible preferred
 stock to common stock            (105,000)         (1,050)        105,000          1,050           --              --
Valuation adjustments                 --              --
 related to Reverse merger            --              --              --             --           53,791            --
Tax expense in connection             --              --
 with  exercise of
 Employee stock options               --              --              --             --          120,000            --
Unrealized gain on
 marketable securities, net           --              --              --             --             --             1,180

 Net income                           --              --              --             --             --              --
                              ------------    ------------    ------------   ------------   ------------    ------------

BALANCE -
 September 30, 2003              7,195,876         350,971      18,018,031        180,181     14,926,378          12,759

Valuation adjustments
 related to Reverse merger            --              --              --             --           10,238            --
Shares issued for options             --              --
 and warrants exercised               --              --             4,927             49            (49)           --
Tax expense in connection             --              --
 with exercise of Employee
 stock options                        --              --              --             --          545,000            --
Unrealized gain on
 marketable securities, net           --              --              --             --             --            11,557

Net income                            --              --              --             --             --              --
                              ------------    ------------    ------------   ------------   ------------    ------------
BALANCE -
 December 31, 2003               7,195,876    $    350,971      18,022,958   $    180,230   $ 15,481,567    $     24,316
                              ============    ============    ============   ============   ============    ============









                                                                               Total
                                  Retained          Treasury Stock         Stockholders'
                                  Earnings        Shares        Amount         Equity
                              -----------------------------------------------------------
BALANCE - July 1, 2003        $    669,678        624,145   $   (797,868)   $ 12,468,364


Shares issued for options
 and warrants exercised               --             --             --         2,698,764
Conversion of series J
 convertible preferred
 stock to common stock                --             --             --              --
Valuation adjustments
 related to Reverse merger            --             --             --            53,791
Tax expense in connection
 with  exercise of
 Employee stock options               --             --             --           120,000
Unrealized gain on
 marketable securities, net           --             --             --             1,180

 Net income                        227,439           --             --           227,439
                              ------------   ------------   ------------    ------------


BALANCE -
 September 30, 2003                897,117        624,145       (797,868)     15,569,538

Valuation adjustments
 related to Reverse merger            --             --             --            10,238
Shares issued for options
 and warrants exercised               --             --             --              --
Tax expense in connection
 with exercise of Employee
 stock options                        --             --             --           545,000
Unrealized gain on
 marketable securities, net           --             --             --            11,557


Net income                       1,024,097           --             --         1,024,097
                              ------------   ------------   ------------    ------------
BALANCE -
 December 31, 2003            $  1,921,214        624,145   $   (797,868)   $ 17,160,430
                              ============   ============   ============    ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHSENSIVE INCOME
                                                                     (Unaudited)
--------------------------------------------------------------------------------



                                           Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                         --------------------------------------------------
                                            2003         2002        2003          2002
                                         --------------------------------------------------

NET INCOME                               $1,024,097   $  243,510   $1,251,536   $  439,617


OTHER COMPREHENSIVE INCOME
  Unrealized gain (loss) on marketable
   securities, net                           11,557        3,235       12,737         (343)
                                         ----------   ----------   ----------   ----------


         TOTAL COMPREHENSIVE
          INCOME                         $1,035,654   $  246,745   $1,264,273   $  439,274
                                         ==========   ==========   ==========   ==========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                                 Six Months Ended
                                                           --------------------------
                                                                  December 31,
                                                               2003           2002
                                                           --------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $ 1,251,536    $   439,617
                                                           -----------    -----------
 Adjustment to reconcile net income to net
  cash (used in) provided by operating activities
   Depreciation and amortization                               408,931        273,733
   Deferred tax expense                                           --           21,500
   Accrued interest on related party loans                        --           94,062
   Provision for doubtful accounts                                --           47,165
   Tax expense in connection with exercise of employee
    stock options credited to additional paid-in-capital       665,000           --
 Changes in operating assets and liabilities
    Accounts receivable                                     (2,102,462)       109,272
    Inventories                                             (1,344,426)      (748,300)
    Prepaid expenses and other current assets                 (294,946)       118,501
    Deposits                                                     9,494           --
    Accounts payable, accrued expenses and other
     liabilities                                             1,228,458        659,906
                                                           -----------    -----------

         TOTAL ADJUSTMENTS                                  (1,429,951)       575,839
                                                           -----------    -----------

         NET CASH (USED IN) PROVIDED BY OPERATING
          ACTIVITIES                                          (178,415)     1,015,456
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from notes receivable                             1,524,092           --
  Deposit on new building                                     (925,000)          --
  Purchases of property and equipment                       (1,914,029)      (453,351)
                                                           -----------    -----------

       NET CASH USED IN INVESTING ACTIVITIES                (1,314,937)      (453,351)
                                                           -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of line of credit, bank                         (1,639,946)          --
  Repayments of bank notes payable                            (461,762)      (116,207)
  Due to related parties                                          --         (783,721)
  Cash received in reverse merger transaction                   64,029           --
  Proceeds from option exercise                              2,698,764           --
                                                           -----------    -----------

         NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                       $   661,085    $  (899,928)
                                                           -----------    -----------



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED), Continued
--------------------------------------------------------------------------------



                                                           Six Months Ended
                                                              December 31,
                                                          2003          2002
                                                     --------------------------

       NET DECREASE IN CASH AND CASH
        EQUIVALENTS                                  $  (832,267)   $  (337,823)

CASH AND CASH EQUIVALENTS - Beginning                  2,336,203        443,612
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - Ending
                                                     $ 1,503,936    $   105,789
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:

    Interest                                         $    10,999    $   359,688
    Income taxes                                     $    84,456    $   176,829


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

       These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. See Note 2, Change of Fiscal Year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the six month transition period ended June 30, 2003.


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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       STOCK BASED COMPENSATION
       At December 31, 2003, the Company had two stock-based employee plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.
       25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                        Three Months Ended         Six Months Ended
                                            December 31,             December 31,
                                     -------------------------------------------------
                                        2003           2002       2003           2002
                                     -------------------------------------------------
Net income, as reported              $1,024,097   $  243,510   $1,251,536   $  439,617

Less: Stock-based employee
 compensation expense
 determined under fair value-based
 method for all  awards                 166,714                   333,428       --
                                     ----------   ----------   ----------   ----------

         Pro forma net income        $  857,383   $  243,510   $  918,108   $  439,617
                                     ==========   ==========   ==========   ==========


                                          Three Months Ended    Six Months Ended
                                              December 31,         December 31,
                                         ---------------------------------------

                                            2003       2002       2003      2002
                                         ---------------------------------------
Basic net income per share

  As reported                               $0.05      $.04      $0.06      $.07
                                            =====      ====      =====      ====
  Pro forma                                 $0.05      $.04      $0.05      $.07
                                            =====      ====      =====      ====

Diluted net income per share
  As reported                               $0.01      $.01      $0.02      $.01
                                            =====      ====      =====      ====
  Pro forma                                 $0.01      $.01      $0.01      $.01
                                            =====      ====      =====      ====

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       STOCK BASED COMPENSATION, continued
       The fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 124%,
       (2) risk-free interest rate of 3.4% and (3) expected average lives of 5 years.


NOTE 3 - INVENTORIES

       Inventories consist of the following:

                                                December 31,         June 30,
                                                    2003               2003
                                                 ------------------------------
        Finished goods                           $  188,823         $  347,189
        Work in process                           3,129,639          2,227,139
        Raw materials                             2,291,299          1,733,109
        Packaging materials                         317,870            275,768
                                                 ----------         ----------

              Total                              $5,927,631         $4,583,205
                                                 ==========         ==========


NOTE 4 - NOTES RECEIVABLE

       Two notes receivable acquired as part of the reverse merger (Note 2) with an aggregate amount of $1,524,092 were repaid in full during the three months ended September 30, 2003.


NOTE 5 - PROPERTY AND EQUIPMENT

       During November 2003, the Company entered into an agreement to acquire an existing facility of approximately 92,000 square feet on approximately thirty-seven acres in Yaphank, NY for a purchase price $9,250,000. The purchase price for the building and land is $9,250,000, of which $925,000 has been paid as a deposit. The contract calls for a closing on or before March 31, 2004.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 6 - BANK DEBT

       At December 31, 2003, the Company has a credit facility agreement with a bank, as amended on August 6, 2003, consisting of an advised secured line of credit totaling $5,000,000 and a $2,000,000 non-revolving secured facility for equipment purchases ("Equipment Purchase Line"). Any borrowings under the credit facility are collateralized by substantially all assets of the Company and personally guaranteed by four of the Company's stockholders. In addition, the Company must comply with certain financial covenants.

       As of December 31, 2003, the Company had outstanding borrowings of $424,847 under the lines of credit.

       At June 30, 2003, there were four separate notes outstanding under the Equipment Purchase Line. Such notes were to mature at various dates through August 2006. During the three months ended September 30, 2003, all of the notes were paid in full.


NOTE 7 - INCOME TAXES

       As part of the reverse merger transaction (Note 2), approximately $7,680,000 of ATEC's Federal net operating loss carryforwards ("NOLs") became utilizable by the Company. During the six month period ended December 31, 2003, stock options were exercised which generated approximately $9,000,000 of additional NOLs (Note 9). Of this amount, approximately $2,000,000 was utilized as a deduction for tax purposes during the six months ended December 31, 2003, resulting in a cash benefit of $665,000. The financial statement tax benefit of the deduction for the exercise of these employee stock options are credited to additional paid-in capital in the period that such tax benefit is recognized for financial statement purposes. At December 31, 2003 the Company has remaining NOLs of approximately $14,700,000 to reduce future taxable income. These losses expire through 2024 and may be subject to substantial limitations pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 8 - EARNING PER SHARE

       The calculations of basic and diluted EPS are as follows:

                                           Three Months Ended           Six Months Ended
                                               December 31,               December 31,
                                      -----------------------------------------------------
                                          2003           2002         2003          2002
                                      -----------------------------------------------------
   Numerator:
      Net income                      $ 1,024,097   $   243,510   $ 1,251,536   $   439,617
      Less: Preferred stock
       dividend                            41,392          --          82,784          --
      Less: Net income
       attributable to Series K
       preferred stockholders             103,600        60,877       123,213       109,904
                                      -----------   -----------   -----------   -----------

   Numerator for basic EPS                879,105       182,633     1,045,539       329,713

     Effect of dilutive securities:
       Net income attributable to
        Series K preferred
        stockholders                      103,600        60,877       123,213       109,904
                                      -----------   -----------   -----------   -----------

   Numerator for diluted EPS          $   982,705   $   243,510   $ 1,168,752   $   439,617
                                      ===========   ===========   ===========   ===========

Denominator:
   Denominator for basic EPS
   Weighted average shares
    outstanding                        17,395,546     6,151,178    16,861,779     6,151,178

  Effect of dilutive securities:
   Convertible Series K preferred
    stock                              42,844,356    29,783,884    42,764,522    29,783,884
   Convertible Series A, B, C and
    J preferred stocks                      7,474          --          15,463          --
   Stock options                        7,892,009          --       8,734,266          --
                                      -----------   -----------   -----------   -----------


   Denominator for diluted EPS         68,139,385    35,935,062    68,376,030    35,935,062
                                      ===========   ===========   ===========   ===========

Basic EPS                             $      0.05   $      0.04   $      0.06   $      0.07
                                      ===========   ===========   ===========   ===========
Diluted EPS                           $      0.01   $      0.01   $      0.02   $      0.01
                                      ===========   ===========   ===========   ===========


                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 8 - EARNING PER SHARE, continued

       As of February 10, 2004, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

       Common stock outstanding - December 31, 2003                17,398,813
       Common stock issued January 1 to February 10, 2004           1,259,578
       Stock options outstanding - February 10, 2004                9,490,000
       Common stock issuable upon conversion of
         preferred stocks:
         Series A                                                       1,526
         Series A-1 (maximum contingent conversion)                 4,855,389
         Series B                                                         292
         Series C                                                       5,620
         Series K (maximum contingent conversion)                  43,907,426
                                                                   ----------
                                                                   76,918,644
                                                                   ==========


NOTE 9 - EQUITY SECURITIES

       PREFERRED STOCKS
       The Company's preferred stocks consist of the following at December 31, 2003:

                                           Shares Issued
                                 Shares         and                  Liquidation
                               Authorized   Outstanding   Par Value   Preference
                               -------------------------------------------------

 Preferred Stocks:
    *Series A cumulative
   Convertible                     29,233        7,631   $      763   $  763,100
 Series A-1 cumulative
  Convertible                   5,000,000    4,855,389       48,554    3,311,375
*Series B convertible              12,704        1,458          145       14,580
*Series C convertible             350,000      281,005      281,005    1,405,025
*Series J convertible             105,000         --           --           --
 Series K convertible           3,000,000    2,050,393       20,504         --
                               ----------   ----------   ----------   ----------

    Total preferred             8,496,937    7,195,876   $  350,971   $5,494,080
                               ==========   ==========   ==========   ==========

       * Classes of preferred stock assumed in the ATEC reverse merger.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



NOTE 9 - EQUITY SECURITIES, continued

       PREFERRED STOCKS, continued
       At December 31, 2003, the Company had six authorized series of preferred stock; Series A Cumulative Convertible (par value $.10), Series A-1 Cumulative convertible (par value $.01), Series B Convertible (par value $.10), Series C Convertible (par value $1), Series J Convertible (par value $.01) and Series K Convertible (par value $.01) (hereafter referred to as the "A", "A-1", "B", "C", "J" and "K" shares, respectively).

       The A shares have an annual dividend rate of 10% of the par value, which is cumulative. They are senior to all other series or classes of capital stock. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A stockholders. The C and J shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors. The K shares are entitled to receive dividends to the same extent and in the same amounts as the common stock. The A-1 shares have a cumulative annual dividend of $.0341 per share when and as declared by the Board of Directors. At December 31, 2003, dividends accumulated, but not declared, were approximately $97,000.

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

       During the six month period ended December 31, 2003, 105,000 of the J shares, representing all of the issued and outstanding J shares, automatically converted into 105,000 shares of the Company's common stock. These shares were automatically converted pursuant a mandatory conversion provision of J shares which the Company triggered when its common stock had a closing price of five dollars for three consecutive days.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 9 - EQUITY SECURITIES, continued

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

       COMMON STOCK AND STOCK OPTIONS

       During the three months ended September 30, 2003, 2,241,382 options and warrants were exercised generating cash proceeds to the Company of approximately $2,700,000, and resulting in tax deductions allowed for employee stock options approximating $9,000,000.

       During the three months ended December 31, 2003, 8,750 options were exercised on a cashless basis resulting in a net stock issuance of 4,927 shares.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 10 - ECONOMIC DEPENDENCY

       MAJOR CUSTOMERS
       The Company had the following customer concentrations for the three and six month periods ended December 31, 2003 and December 31, 2002:

                           Sales - Percent of Revenue

                                 Three Months Ended    Six Month Ended
                                    December 31,        December 31,
                                 -------------------------------------
                                   2003       2002     2003       2002
                                 -------------------------------------
        URL/Mutual        (a)       35%        3%       33%        4%
        Dr. Reddy's Labs  (b)       23%       50%       25%       48%
        Amerisource       (c)       10%        5%       11%        8%

                               Accounts Receivable

                                                  December 31,
                                         -------------------------------
                                            2003               2002
                                         -------------------------------
      URL/Mutual          (a)            $1,841,764         $   125,298
      Dr. Reddy's Labs    (b)             2,207,842          $2,691,230
      Amerisource         (c)               694,807         $   179,415

(a) United Research Laboratories and or Mutual Pharmaceuticals Company Inc.
(b) Dr. Reddy's Laboratories, Inc
(c) Amerisource - Bergen Services Corp.

       The Company complies with its supply agreement to sell various strength Ibuprophen to the Department of Veteran Affairs through Amerisource-Bergen Services Corp as the intermediary wholesale prime vendor.

       MAJOR SUPPLIERS
       For the three and six month periods ended December 31, 2003, the Company purchased materials from three suppliers totaling approximately 95% and 90% of the Company's total purchases, and for the three and six month periods ended December 31, 2002, the Company purchased raw materials from two suppliers totaling approximately 77% and 71% of the Company's total purchases respectively. At December 31, 2003 and 2002, amounts due to these suppliers included in accounts payable, were approximately $4,350,000 and $2,633,000 respectively.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



NOTE 11 - CONTINGENCIES

       From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.


NOTE 12 - SUBSEQUENT EVENTS

       In January, 2004 three employees of the Company exercised 1,259,578 stock options. Cash proceeds from these exercises aggregated approximately $800,000.

       In February 2004, the Company issued 250,000 options to its new Chief Financial Officer and a total of 165,000 options to three other new employees. All options were issued at fair market value on the date of the grant and vest over five years.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

OVERVIEW

Interpharm Holdings, Inc. ("Interpharm," "we," or "us"), through its wholly owned subsidiary, Interpharm, Inc., is engaged in the business of developing, manufacturing and marketing generic over-the-counter and prescription strength pharmaceutical products. We make sales both under our own label and to wholesalers and distributors which sell our products under their labels.

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

Our operating results for the three and six-month periods ended December 31, 2003 reflect our continuing expansion plan, including previous investments in increasing our production capacity and our pursuit of strategic alliances. Presented below are some of our financial highlights for the three and six-month periods ended December 31, 2003 as compared to the same periods in 2002:



                         Three-Months Ended December 31,
--------------------------------------------------------------------------------
                                                        2003           2002
                                                 -------------------------------

(Unaudited) (Unaudited)
                                                 -------------------------------
      Revenue                 Increased       76%    $11,706,000    $6,636,000
      Gross Profit            Increased      117%     $2,618,000    $1,204,000
      Operating Income        Increased      286%     $1,586,000      $411,000
      Net Income              Increased      320%     $1,024,000      $244,000

                          Six-Months Ended December 31,
--------------------------------------------------------------------------------
                                                         2003           2002
                                                --------------------------------

(Unaudited) (Unaudited)
                                                 -------------------------------
      Revenue                 Increased       48%    $18,582,000    $12,569,000
      Gross Profit            Increased       77%     $4,050,000     $2,283,000
      Operating Income        Increased      151%     $1,931,000       $769,000
      Net Income              Increased      185%     $1,252,000       $440,000

Net sales from production of Atenolol and Allopurinol pursuant to our strategic alliance with United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc. ("URL/Mutual") aggregated approximately $3,950,000 and $5,850,000, respectively, for the three and six-month periods ended December 31, 2003. We did not produce either product during the same periods in 2002.

We believe that a key component of our growth has been, and, will continue to be, our commitment to capital investment to increase production capacity. During the calendar year 2002, and the six-month period ended June 30, 2003, we acquired approximately $1,200,000 and approximately $1,000,000, respectively, of new machinery and equipment. In addition, during the six-month period ended December 31, 2003, we invested approximately $1,900,000 in new equipment, including the purchase and installation of two new packaging lines.

Our commitment to capital investment has allowed us to both continue to meet increasing demand for existing products, such as Ibuprofen, while at the same time allowing us to increase production of Naproxen, and Atenolol and Allopurinol for URL/Mutual. Typically, there is an approximate three to six-month period between the time new equipment is purchased and the time it can be installed, validated pursuant to FDA requirements, and incorporated into production. To that end, we continuously monitor our production capacity with a view towards our projected future needs.


In addition, during November, 2003, we entered into a contract to acquire a building of approximately 92,000 square feet on 37 acres of land in Yaphank, New York. This facility includes an additional 30,000 square feet of mezzanine space which can be utilized for certain production activities. The purchase price for the building and land is $9,250,000, of which $925,000 has been paid as a deposit. The contract calls for a closing on or before March 31, 2004. Once we close on the building and FDA approval is obtained, this facility will double our current available space of approximately 100,000 square feet and provide us with sufficient additional acreage for potential further expansion of our production facilities in the future. Pending FDA approval, the new facility can be used for warehousing and other activities, thereby creating additional capacity in our current manufacturing plant.

In order to exploit our primary strength in efficient and cost effective manufacturing, we are pursuing additional strategic alliances both similar to URL/Mutual, where we manufacture products that another company markets and for which such other company holds an ANDA, and for products where we hold the ANDA and use another company to market the product. To that end, we have budgeted approximately $2,000,000 over the next 12 months to our newly assembled research and development team with the goal of increasing our pipeline of drugs in various stages of development by 10 to 12 in the same period. We currently have five drugs in various stages of development.

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003, COMPARED TO DECEMBER 30, 2002.

REVENUES

Net sales for the six-months ended December 31, 2003 were $18,582,000 compared to $12,569,000 for the six-months ended December 31, 2002, an increase of $6,013,000. Net sales for the three-month period ended December 31, 2003 were $11,706,000 compared to $6,636,000 for the three-months ended December 31, 2002, an increase of $5,070,000. At September 30, 2003, we had approximately $1,250,000 of inventory waiting to be packaged that was scheduled to be shipped during the month of September. This product was not shipped until October, 2003 as a result of a delay in the placement into service of one of our newly acquired packaging lines. This had the impact of decreasing September sales and increasing October sales for goods that were expected to ship in September.


Commencing during the quarter ended September 30, 2003, we began producing Atenolol and Allopurinol for URL/Mutual pursuant to a manufacturing agreement. Net sales attributable to these products aggregated approximately $3,950,000 and $5,850,000, respectively, for the three-month and six-month periods ended December 31, 2003. We did not produce either product during the same periods in 2002. In addition, we have also increased sales of Naproxen $878,000 from approximately $200,000 for the three-month period ended December 31, 2002 to $1,078,000 for the same period in 2003, an increase of approximately 440%. During the six-month period ended December 31, 2003 sales of Naproxen were $1,534,000 compared to $498,000 for the same six-month period in 2002, an increase of approximately $1,036,000, or 208%.


During the three and six-month periods ended December 31, 2003, we did not experience returns of material quantities of any of the products we sell. Therefore, we do not believe that we are subject to a material risk attributable to returns.

Our increase in net sales and corresponding increases in production were made possible by approximately $4,100,000 in purchases of new equipment pursuant to our expansion plan during the calendar years 2002 and 2003.


COST OF SALES

Raw material prices have remained relatively constant during the three and six-month periods ended December 31, 2003 when compared to the same periods in 2002. We have increased our labor force significantly over the past year to accommodate both our current growth and our projected future growth. The FDA regulates most aspects of our manufacturing processes. Therefore, we provide extensive training to all of our employees, which results in a three month lag between the hiring of a new employee and when they can be fully incorporated into our production process.

Our gross profit percentage for the three and six-month periods ended December 31, 2003 was 22.4% and 21.8%, respectively. This represents an increase of 4.2 and 3.6 percentage points, respectively, from the same periods in 2002. Our increasing margins are primarily the result of the production of higher margin products through the diversification of our product line and increased manufacturing efficiency. We believe that, subject to raw material costs and other market conditions, as to which there can be no assurance, gross profit should continue to remain higher than in previous reporting periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and administrative expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead.

Selling, general and administrative expenses for the six-months ended December 31, 2003 were $1,894,000, or 10.2% of sales, an increase of $683,000 when compared to $1,211,000, or 9.6% of sales for the six-months ended December 31, 2002.

Selling, general and administrative expenses for the six-month period ended December 31, 2003 were primarily made up of salaries, including payroll taxes and benefits ($708,000), selling commissions ($175,000), freight expenses ($178,000), legal, accounting and other professional services ($324,000) and utilities ($48,000). Salaries, including payroll taxes and benefits, increased by approximately $425,000, representing 62.3% of the total increase due to increases in staff to accommodate increased production. Selling commissions increased by approximately $88,000, representing 13.0% of the total increase due to increased sales. We had no bad debts for the six-months ended December 31, 2003 as compared to $47,000 during the same period last year.

Selling, general and administrative expenses increased $221,000 to $860,000, or 7.3% of net sales during the three-months ended December 31, 2003, from $639,000, or 9.6% of net sales, during the same period in 2002.

Selling, general and administrative expenses for the three-month period ended December 31, 2003 were primarily made up of salaries, including payroll taxes and benefits ($333,000), selling commissions ($109,000), freight expenses ($100,000), legal, accounting and other professional services ($95,000) and utilities ($22,000). Salaries, including payroll taxes and benefits increased by approximately $212,000, and selling commissions and insurance increased by approximately $66,000 each. These increases were offset primarily by a reduction in legal and accounting expenses of approximately $186,000. This decrease represents a leveling off of these expenses during the three-month period ended December 31, 2003. During the same period last year, we began the process of going public, which included audits and reviews of our financial statements as required under the securities laws, and the preparation of portions of a proxy statement filed with the SEC. We had never previously incurred these costs as a private company.

INCOME TAXES

The effective tax rate for the six-months ended December 31, 2003 was 35% compared to 29.7% for 2002. The tax provision for the six-months ended December 31, 2003 has resulted in a $665,000 increase in additional paid-in capital due to the utilization of deductions from stock options exercised during the period.

LIQUIDITY AND CAPITAL RESOURCES

We currently finance our operations and capital expenditures through cash flows from operations, bank loans, lines of credit, cash acquired in our reverse merger in May, 2003 and cash received from option exercises. Net cash used in operating activities for the six-months ended December 31, 2003 was $178,000, as compared to $1,015,000 for net cash provided by operating activities for the same period last year. Our net income increased $812,000 when comparing the six-month periods ended December 31, 2003 and 2002. This increase in net income was offset by significant changes to our balance sheet; both accounts receivable and inventories increased $2,102,000 and $1,344,000, respectively, as did accounts and accrued expenses payable by $1,228,000. The increase in inventories countered by the increase in payables occurred primarily to enable us to meet customer demand more rapidly. The change in receivables resulted from increased sales.


Net cash used in investing activities was $1,315,000 for the six months ended December 31, 2003, which resulted from the collection of $1,524,000 of notes receivable from the reverse merger, offset by increases in fixed assets of $1,914,000 and a security deposit on our new facility of $925,000.

Net cash provided by financing activities was $661,000 for the six months ended December 31, 2003, which resulted from the receipt of $2,700,000 from option exercises less repayment of various bank lines of approximately $2,100,000.

As a result of our cash flows from operations and financing activities during the six-months ended December 31, 2003, working capital increased $2,600,000 to $8,100,000 from $5,500,000 at June 30, 2003. In August 2003, we increased our credit lines from $3,500,000 to $7,000,000. As of December 31, 2003, the amounts outstanding on these credit lines were $425,000. We believe that our increased working capital, cash provided by option exercises and increased credit lines will allow us to continue our expansion plans, and will be sufficient to meet our operating needs for the next 12 months.
We are currently meeting with financial institutions to discuss financing alternatives pertaining to our financial requirements for the acquisition of our new facility in Yaphank, New York which is scheduled to close in March, 2004.

At December 31, 2003, we had approximately $14,700,000 in Federal net operating loss carryforwards ("NOLs") available to reduce future taxable income. These NOLs could result in savings of up to $5,000,000 in future income tax payments (although there will be no effect on income tax expenses).

While we anticipate that our cash flow and current credit arrangements will be sufficient for at least the next 12 to 18 months, we may choose to raise additional funds or seek other financing arrangements to facilitate more rapid expansion, to develop new products at a faster pace, or to acquire or invest in complimentary businesses, technologies, services or products.

ACCOUNTS RECEIVABLE

Our accounts receivable at December 31, 2003 was $7,033,000 compared to $4,930,000 as at June 30, 2003. This increase is primarily attributable to increased sales volume. The quality of our accounts receivable are good, as such we encounter little or no bad debt exposure.

INVENTORY

At December 31, 2003, our inventory was $5,928,000, an increase of $1,345,000 from $4,583,000 at June 30, 2003. Our inventory turnover decreased slightly when compared to June, 2003, 5.1 versus 6.1 average turns. We believe this to be within acceptable limits to our expansion plan. Additionally, we now manufacture products which have slightly higher costs.

ACCOUNTS PAYABLE

The accounts and accrued expenses payable increased approximately $1,228,000 during the six- months ended December 31, 2003 as compared to June 30, 2003. This increase is primarily a result of our increase in inventories.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $832,000 from $2,336,000 at June 30, 2003 to $1,504,000 at December 31, 2003. As discussed previously, during the six-months ended December 31, 2003, we funded our growth primarily from two sources: (i) collection of $1,524,000 of notes receivable associated with the reverse merger and (ii) through the collection of approximately $2,700,000 from the exercise of stock options. These inflows were offset by: (i) net cash used from operations of $178,000, consisting of net income of $1,252,000, offset by net funds used in operating activities of $1,430,000; (ii) acquisition of new packaging equipment and other fixed assets aggregating $1,914,000; (iii) the deposit on our new facility of $925,000; and (iv) repayment of various bank lines of credit and bank notes payable totaling approximately $2,102,000.

We believe that one of the most important factors in our ability to continue to grow our business will be our ability to launch new products. To that end, as set forth above, we budgeted approximately $2,000,000 to research and development over the next 12 months.

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

REVENUE RECOGNITION

Revenues from the sale of our products are recognized upon shipment of the product. Revenues are recorded net of provisions for rebates, charge-backs, discounts and returns, which are established at the time of sale. Estimates for rebates, charge-backs, and discounts are calculated based on actual experience and also cover chargebacks on sales to intermediary wholesale prime vendors for the supply of Ibuprofen to the Department of Veterans Affairs.

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

At the conclusion of the period ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and the then Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, and the then Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

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



                                                       INTERPHARM HOLDINGS, INC.
                                                       (Registrant)





Date:  February 17, 2004
                                                 By:   /S/ GEORGE ARONSON
                                                       ------------------
                                                       George Aronson,
                                                       Chief Financial Officer
                                                       (Duly authorized to sign
                                                        on behalf of registrant)

EXHIBITS


NUMBER            DESCRIPTION


31.1 Certification of Dr. Maganlal K. Sutaria pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;


31.2 Certification of George Aronson pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;


32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;