Form 10-Q
period 2004-03-31
INTERPHARM HOLDINGS INC
filed 2004-05-17
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

                       [X] QUARTERLY REPORT UNDER SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                                   ----------

                         Commission File Number 0-22710

                            INTERPHARM HOLDINGS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        13-3673965
--------------------------------------------------------------------------------
State or other jurisdiction of                          (I.R.S. Employer
corporation or organization)                          Identification Number)

69 Mall Drive Commack, New York                                  11725
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (631) 952-0214

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

As of the close of business on May 14, 2004, there were 18,662,391 shares of the Registrant's Common Stock outstanding.

                            INTERPHARM HOLDINGS, INC.


TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                            PAGE

Item 1. Financial Statements & Notes .......................................1-19
Item 2. Managements Discussion & Analysis of
        Financial Condition and Results of Operations......................20-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk............27

Item 4. Controls and Procedures...............................................27


PART II    OTHER INFORMATION REQUIRED IN REPORT

Items 1 through 6 not Applicable

Forward Looking Statements and Associated Risks...............................28

Signatures Page...............................................................29

Exhibits/Certifications....................................................30-32




                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                ASSETS

                                                        March 31,      June 30,
                                                          2004           2003
                                                      -----------    -----------

                                                      (Unaudited)     (Audited)
CURRENT ASSETS
  Cash and cash equivalents                           $ 1,770,650    $ 2,336,203
  Marketable securities, at fair market value              50,388         48,462
  Accounts receivable, net                              7,909,313      4,930,109
  Notes receivable, current                                  --        1,000,000
  Inventories                                           6,061,575      4,583,205
  Prepaid expenses and other current assets               401,565        224,149
  Deferred tax assets                                      23,500         23,500
                                                      -----------    -----------

            Total Current Assets                       16,216,991     13,145,628


  Property and equipment, net                           5,624,113      4,085,302
  Notes receivable, long-term                                --          524,092
  Deferred tax assets                                   2,537,900      2,537,900
  Deposits                                              1,069,279         45,873
                                                      -----------    -----------

            TOTAL ASSETS                              $25,448,283    $20,338,795
                                                      ===========    ===========

                        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                               INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31,       June 30,
                                                                  2004            2003
                                                              ------------    ------------

                                                               (Unaudited)      (Audited)
CURRENT LIABILITIES
  Lines of credit, bank                                       $    424,847    $  2,064,793
  Current maturities of bank notes payable                            --           224,241
  Accounts payable, accrued expenses, and other
   liabilities                                                   5,497,341       5,314,341
                                                              ------------    ------------

       Total Current Liabilities                                 5,922,188       7,603,375
                                                              ------------    ------------

OTHER LIABILITIES
  Bank notes payable, less current maturities                         --           237,521
  Other liabilities                                                 29,535          29,535
                                                              ------------    ------------

       Total Other Liabilities                                      29,535         267,056
                                                              ------------    ------------

       TOTAL LIABILITIES                                         5,951,723       7,870,431
                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares authorized; issued
   and outstanding - 7,195,876 and 7,300,876, respectively;
   aggregate liquidation preference of $5,494,080                  350,971         352,021
  Common stock, $.01 par value, 70,000,000 shares
   authorized; shares issued - 19,286,536 and 15,671,649,
   respectively                                                    192,865         156,717
  Additional paid-in capital                                    16,832,343      12,076,237
  Accumulated other comprehensive income                            13,505          11,579
  Retained earnings                                              2,904,744         669,678
  Treasury stock at cost, 624,145 shares at March 31, 2004
   and June 30, 2003                                              (797,868)       (797,868)
                                                              ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY                               19,496,560      12,468,364
                                                              ------------    ------------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                  $ 25,448,283    $ 20,338,795
                                                              ============    ============





                        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                        INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------
                                                                                                       (UNAUDITED)

                                                        For The Three Months              For The Nine Months
                                                           Ended March 31,                  Ended March 31,
                                                  ------------------------------    ------------------------------
                                                      2004              2003            2004             2003
                                                  -------------    -------------    -------------    -------------

SALES, Net                                        $  11,307,974    $   7,191,002      $29,889,553    $  19,759,807


COST OF SALES (including related
party rent expense of $102,000 and
$306,000 for the three months and nine
months ended March 31, 2004
and 2003, respectively)                               8,492,823        5,824,712       23,024,297       16,110,304
                                                  -------------    -------------    -------------    -------------

       GROSS PROFIT                                   2,815,151        1,366,290        6,865,256        3,649,503
                                                  -------------    -------------    -------------    -------------

OPERATING EXPENSES
  Selling, general and administrative  expenses       1,165,945          502,552        3,059,780        1,713,970
  Related party rent expense                             18,000           18,000           54,000           54,000
  Research and development                               80,535           43,450          269,570          310,218
                                                  -------------    -------------    -------------    -------------

       TOTAL OPERATING EXPENSES                       1,264,480          564,002        3,383,350        2,078,188
                                                  -------------    -------------    -------------    -------------

       OPERATING INCOME                               1,550,671          802,288        3,481,906        1,571,315
                                                  -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSES)
  Related party interest expense                           --            (40,812)            --           (134,874)
  Gain on sale of property and equipment                  2,554             --              2,554             --
  Interest expense                                       (5,483)         (28,451)         (16,482)         (78,012)
  Interest income                                        11,208             --             16,413               63
                                                  -------------    -------------    -------------    -------------

       TOTAL OTHER INCOME (EXPENSES)                      8,279          (69,263)           2,485         (212,823)
                                                  -------------    -------------    -------------    -------------


                                                          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                         INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)

                                               For The Three Months       For The Nine Months
                                                   Ended March 31,           Ended March 31,
                                              -----------------------------------------------------
                                                  2004         2003          2004          2003
                                              -----------   -----------   -----------   -----------

         (Forward)


       INCOME BEFORE  INCOME TAXES              1,558,950       733,025     3,484,391     1,358,492

PROVISION FOR INCOME TAXES                        575,420       252,450     1,249,325       438,300
                                              -----------   -----------   -----------   -----------

       NET INCOME                             $   983,530   $   480,575   $ 2,235,066   $   920,192
                                              ===========   ===========   ===========   ===========
EARNINGS PER SHARE
  Basic earnings per share                    $      0.05   $      0.06   $      0.11   $      0.11
                                              ===========   ===========   ===========   ===========
  Diluted earnings per share                  $      0.01   $      0.01   $      0.03   $      0.03
                                              ===========   ===========   ===========   ===========

  Basic weighted average shares outstanding    18,457,790     6,151,178    17,389,913     6,151,178
                                              ===========   ===========   ===========   ===========
  Diluted weighted average shares and
   equivalent shares outstanding               69,336,012    35,935,062    68,692,068    35,935,062
                                              ===========   ===========   ===========   ===========


                                           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                              INTERPHARM HOLDINGS, INC. AND SUBISIDARIES

                                                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                            (UNAUDITED)

                                                                              For the Nine Months Ended March 31, 2004
-----------------------------------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                          Additional         Other
                                  Preferred Stock                 Common Stock             Paid-In         Comprehensive
                               Shares        Amount           Shares         Amount        Capital          Income
                               ------        ------           ------         ------        -------          ------


BALANCE - July 1, 2003       7,300,876    $    352,021      15,671,649   $    156,717   $ 12,076,237    $     11,579

Shares issued for
  options and
  warrants exercised              --              --         2,241,382         22,414      2,676,350            --
Conversion of
  series J convertible
  preferred stock to
 common stock                 (105,000)         (1,050)        105,000          1,050           --              --
Valuation adjustments
  related to
 Reverse merger                   --              --              --             --           53,791            --
Tax expense in
  connection with
 exercise of
  Employee stock
 options                          --              --              --             --          120,000            --
Unrealized gain on
  marketable
 securities, net                  --              --              --             --             --             1,180


 Net income                       --              --              --             --             --              --
                          ------------   ------------     ------------   ------------   ------------    ------------

BALANCE -
 September 30, 2003          7,195,876    $    350,971      18,018,031   $    180,181   $ 14,926,378    $     12,759

Valuation adjustments
  related to
 Reverse merger                   --              --              --             --           10,238            --
Shares issued for
  options and
  warrants exercised              --              --             4,927             49            (49)           --
Tax expense in
  connection with
 exercise of Employee
  stock options                   --              --              --             --          545,000            --
Unrealized gain on
 marketable securities,
 net                              --              --              --             --             --            11,557
Net income                        --              --              --             --             --              --
                          ------------   ------------     ------------   ------------   ------------    ------------

BALANCE -
 December 31, 2003           7,195,876    $    350,971      18,022,958   $    180,230   $ 15,481,567    $     24,316
                          ============    ============    ============   ============   ============    ============










                                                                             Total
                             Retained            Treasury Stock          Stockholders'
                             Earnings        Shares           Amount        Equity
                             --------        ------           ------        ------




BALANCE - July 1, 2003    $    669,678        624,145   $   (797,868)   $ 12,468,364
                          ------------   ------------     ------------   ------------
Shares issued for
  options and
  warrants exercised              --             --             --         2,698,764
Conversion of
  series J convertible
  preferred stock to
 common stock                     --             --             --              --
Valuation adjustments
  related to
 Reverse merger                   --             --             --            53,791
Tax expense in
  connection with
 exercise of
  Employee stock
 options                          --             --             --           120,000
Unrealized gain on
  marketable
 securities, net                  --             --             --             1,180



 Net income                    227,439           --             --           227,439
                          ------------   ------------   ------------    ------------

BALANCE -
 September 30, 2003       $    897,117        624,145   $   (797,868)   $ 15,569,538


Valuation adjustments
  related to
 Reverse merger                   --             --             --            10,238
Shares issued for
  options and
  warrants exercised              --             --             --              --
Tax expense in
  connection with
 exercise of Employee
  stock options                   --             --             --           545,000
Unrealized gain on
 marketable securities,
 net                              --             --             --            11,557
Net income                   1,024,097           --             --         1,024,097
                          ------------   ------------   ------------    ------------

BALANCE -
 December 31, 2003        $  1,921,214        624,145   $   (797,868)   $ 17,160,430
                          ============   ============   ============    ============


                                           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                   INTERPHARM HOLDINGS, INC. AND SUBISIDARIES

                                                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                   (UNAUDITED)

                                                                                      For the Nine Months Ended March 31, 2004
-------------------------------------------------------------------------------------------------------------------------------



                                                                                                   Accumulated
                                                                                   Additional         Other
                             Preferred Stock               Common Stock             Paid-In        Comprehensive   Retained
                        Shares          Amount         Shares         Amount        Capital          Income        Earnings
                        ------          ------         ------         ------        -------          ------        --------

BALANCE -

 December 31, 2003      7,195,876   $    350,971     18,022,958   $    180,230   $ 15,481,567    $     24,316    $  1,921,214
Shares issued for
options and
warrants exercised           --             --        1,259,578         12,595        796,816            --              --
Tax expense in
connection with
 exercise of
 Employee stock
 Options                     --             --             --             --          554,000            --              --
Settlement shares            --             --            4,000             40            (40)           --              --
Unrealized loss
 on marketable
 securities, net             --             --             --             --             --           (10,811)           --
Net income                   --             --             --             --             --              --           983,530

BALANCE -
                     ------------   ------------   ------------   ------------   ------------    ------------    ------------
 March 31, 2004         7,195,876   $    350,971     19,286,536   $    192,865   $ 16,832,343    $     13,505    $  2,904,744
                     ============   ============   ============   ============   ============    ============    ============




                                                       Total
                             Treasury Stock         Stockholders'
                          Shares       Amount          Equity
                          ------       ------          ------


December 31, 200         624,145   ($   797,868)   $ 17,160,430
Shares issued for
options and
warrants exercised           --             --           809,411
Tax expense in
connection with
 exercise of
 Employee stock
 Options                     --             --           554,000
Settlement shares            --             --                 0
Unrealized loss
 on marketable
 securities, net             --             --           (10,811)
Net income                   --             --           983,530

BALANCE -
                     ------------   ------------    ------------
 March 31, 2004           624,145   ($   797,868)   $ 19,496,560
                     ============   ============    ============

                                                                  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                                                INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHSENSIVE INCOME
-------------------------------------------------------------------------------------------
                                                                               (Unaudited)


                                               Three Months Ended       Nine Months Ended
                                                  March 31,                 March 31,
                                         ------------------------   -----------------------
                                            2004          2003         2004         2003
                                         ----------    ----------   ----------   ----------

NET INCOME                               $  983,530    $  480,575   $2,235,066   $  920,192


OTHER COMPREHENSIVE INCOME
  Unrealized (loss) gain on marketable
   securities, net                          (10,811)        5,335        1,926        4,992
                                         ----------    ----------   ----------   ----------


         TOTAL COMPREHENSIVE
          INCOME                         $  972,719    $  485,910   $2,236,992   $  925,184
                                         ==========    ==========   ==========   ==========

                                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                             INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                   2004           2003
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     $ 2,235,066    $   920,192
                                                               -----------    -----------
 Adjustment to reconcile net income to net
  cash (used in) provided by operating activities
   Depreciation and amortization                                   643,273        426,181
   Gain on sales of property and equipment                          (2,554)          --
   Deferred tax expense                                               --           28,500
   Tax expense in connection with exercise of employee
    stock options credited to additional paid-in-capital         1,219,000           --
 Changes in operating assets and liabilities
    Accounts receivable                                         (2,979,204)      (728,785)
    Inventories                                                 (1,478,370)      (653,118)
    Prepaid expenses and other current assets                     (177,416)        73,001
    Deposits                                                       (98,406)          --
    Accounts payable, accrued expenses and other liabilities       183,001        189,014
                                                               -----------    -----------

TOTAL ADJUSTMENTS                                               (2,690,676)      (665,207)
                                                               -----------    -----------

     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (455,610)       254,985
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from notes receivable                                 1,524,092           --
  Deposit on new building                                         (925,000)          --
  Proceeds from sale of property and equipment                      19,000           --
  Purchases of property and equipment                           (2,198,531)      (638,944)
                                                               -----------    -----------

        NET CASH USED IN INVESTING ACTIVITIES                   (1,580,439)      (638,944)
                                                               -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Change in line of credit, bank                                (1,639,946)     1,099,999
  Repayments of bank notes payable                                (461,762)      (188,545)
  Due to related parties                                              --         (648,846)
  Deferred acquisition costs                                          --         (103,564
  Cash received in reverse merger transaction                       64,029           --
  Proceeds from option exercise                                  3,508,175           --
                                                               -----------    -----------

            NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                        $ 1,470,496     $  159,044
                                                               -----------    -----------


                                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                          (UNAUDITED), Continued


                                                           Nine Months Ended
                                                               March 31,
                                                          2004          2003
                                                      -----------    -----------

       NET DECREASE IN CASH AND CASH
        EQUIVALENTS                                   $  (565,553)   $  (224,915)

CASH AND CASH EQUIVALENTS - Beginning                   2,336,203        443,612
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS - Ending
                                                      $ 1,770,650    $   218,697
                                                      ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:

    Interest                                          $    16,482    $   530,845
    Income taxes                                      $    99,054    $   476,235


                       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES



NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying interim unaudited consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its subsidiaries that are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

       These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. See Note 2, Change of Fiscal Year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the six month transition period ended June 30, 2003.


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


       ATEC issued to the stockholders of Interpharm, Inc. a total of 6,151,178 shares of common stock and 2,050,393 shares of Series K Convertible Preferred Stock in exchange for all outstanding shares of Interpharm, Inc. In addition, Interpharm, Inc. assumed the equity structure of ATEC, which comprised of 9,495,471 shares of common stock, less 624,145 shares of treasury stock and four classes of preferred stock totaling 395,094 shares.

       CHANGE OF FISCAL YEAR
       The Company has changed its fiscal year end from December 31 to June 30. A Transition Report on Form 10-K was filed for the six month transition period ended June 30, 2003.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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

       USE OF ESTIMATES IN THE FINANCIAL STATEMENTS The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include deferred tax asset valuations and inventory overhead costing estimates.

       STOCK BASED COMPENSATION
       At March 31, 2004, the Company had two stock-based employee plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.
       25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES





       NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

        STOCK BASED COMPENSATION

                                           Three Months            Nine Months
                                          Ended March 31,        Ended March 31,
                                     ----------------------   ---------------------------
                                        2004        2003          2004            2003
                                     ----------   ---------   -------------   -----------
Net income, as reported              $  983,530   $ 480,575   $   2,235,066   $   920,192

Less: Stock-based employee
 compensation expense
 determined under fair value-based
 method for all  awards                 212,550                    545,977          --
                                     ----------   ---------   -------------   -----------

         Pro forma net income        $  770,980   $ 480,575   $   1,689,089   $   920,192
                                     ==========   =========   =============   ===========


Basic net income per share
  As reported                        $     0.05   $    0.06   $        0.11   $      0.11
                                     ==========   =========   =============   ===========
  Pro forma                          $     0.04   $    0.06   $        0.08   $      0.11
                                     ==========   =========   =============   ===========

Diluted net income per share
  As reported                        $     0.01   $    0.01   $        0.03   $      0.03
                                     ==========   =========   =============   ===========
  Pro forma                          $     0.01   $    0.01   $        0.02   $      0.03
                                     ==========   =========   =============   ===========


       The fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 124%,
       (2) risk-free interest rate of 3.4% and (3) expected average lives of 5 years.

       The Company granted 415,000 options during the Quarter ended March 31, 2004. The fair value of the options were $3.70 per share.


NOTE 3 - INVENTORIES

       Inventories consist of the following:

                                           March 31,           June 30,
                                             2004               2003
                                        ---------------     --------------
       Finished goods                     $   356,303         $   347,189
        Work in process                     2,574,418           2,227,139
        Raw materials                       2,839,280           1,733,109
        Packaging materials                   291,574             275,768
                                              -------         -----------

              Total                        $6,061,575          $4,583,205
                                           ==========          ==========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


NOTE 4 - NOTES RECEIVABLE

       Two notes receivable acquired as part of the reverse merger (Note 2) with an aggregate amount of $1,524,092 were repaid in full during the three months ended September 30, 2003.


NOTE 5 - PROPERTY AND EQUIPMENT

       During November 2003, the Company entered into an agreement to acquire an existing facility of approximately 92,000 square feet on approximately thirty-seven acres in Yaphank, NY. The purchase price for the building and land is $9,250,000, of which $925,000 has been paid as a deposit. The Company anticipates completing the transaction sometime during quarter ending June 30, 2004.

NOTE 6 - BANK DEBT

       The Company had a credit facility agreement with a Bank, which consisted of an advised secured line of credit totaling $5,000,000 and a $2,000,000 non-revolving secured facility for equipment purchases. Borrowings under this credit facility were collateralized by substantially all assets of the Company and personally guaranteed by four of the Company's stockholders. In addition, the Company was required to comply with certain financial covenants. As of March 31, 2004, the Company had outstanding borrowings of $424,847 under the line of credit, which will be repaid under the new credit facility discussed below.

       On March 29, 2004, the Company obtained a $21 million credit facility from the same Bank. The new credit facility consists of approval of a $7.4 million mortgage loan, which is subject to customary closing conditions, for the purchase of the Company's second manufacturing plan in Yaphank, NY (Note 5). In addition, the credit facility consists of $8.6 of credit lines primarily to acquire new equipment and for renovations, and a $5 million general line of credit. This credit facility replaces the $7 million credit facility discussed above. Details of the new facility are as follows:

          o The $7,400,000 mortgage loan is to be repaid with 119 monthly installments, based upon an amortization schedule of twenty years, and a balloon payment due in ten years for the balance.

          o Two advised credit lines aggregating $6,600,000 primarily to acquire new equipment and for renovations of the Company's new Yaphank, NY plant. The balance of the funds accessed through these credit lines will convert to fully amortizing five year term loans.

          o A $2 million advised non-revolving secured facility for equipment purchases. Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into separate notes that fully amortize over 60 months.

          o The $5,000,000 advised line of credit is primarily for working capital and general corporate purposes.

       This new credit facility will be collaterzlized by substantially all assets of the Company and will no longer require the personal guarantees of four of the Company's stockholders. At the option of the Company, interest will generally be calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or (ii) at the Bank's then fixed prime rate. In addition, the Company will be required to comply with certain financial covenants. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2004. The credit lines are terminable by the Bank at any time as to undrawn amounts.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTE 7 - INCOME TAXES

       As part of the reverse merger transaction (Note 2), approximately $7,680,000 of ATEC's Federal net operating loss carryforwards ("NOLs") became utilizable by the Company. During the nine month period ended March 31, 2004, stock options were exercised which generated approximately $10,000,000 of additional NOLs (Note 9). Of this amount, approximately $3,700,000 was utilized as a deduction for tax purposes during the nine months ended March 31, 2004, resulting in a cash benefit of $1,219,000. The financial statement tax benefit of the deduction for the exercise of these employee stock options are credited to additional paid-in capital in the period that such tax benefit is recognized for financial statement purposes. At March 31, 2004 the Company has remaining NOLs of approximately $14,000,000 to reduce future taxable income. These losses expire through 2024 and could become subject to substantial limitations pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


NOTE 8 - EARNING PER SHARE

       The calculations of basic and diluted EPS are as follows:


                                            Three Months Ended         Nine Months Ended
                                                March 31,                   March 31,
                                      -------------------------   -------------------------
                                          2004          2003         2004           2003
                                      -----------   -----------   -----------   -----------
   Numerator:
      Net income                      $   983,530   $   480,575   $ 2,235,065   $   920,192
      Less: Preferred stock
       dividends                           41,392          --         124,176          --
      Less: Net income
       attributable to Series K
       preferred stockholders              93,264       120,144       208,960       230,048
                                      -----------   -----------   -----------   -----------

   Numerator for basic EPS                848,874       360,431     1,901,929       690,144

     Effect of dilutive securities:
       Net income attributable to
        Series K preferred
         stockholders                      93,264       120,144       208,096       230,048
                                      -----------   -----------   -----------   -----------

   Numerator for diluted EPS          $   942,138   $   480,575   $ 2,110,025   $   920,192
                                      ===========   ===========   ===========   ===========

Denominator:
   Denominator for basic EPS
   Weighted average shares
    outstanding                        18,457,790     6,151,178    17,389,913     6,151,178

  Effect of dilutive securities:
   Convertible Series K preferred
    stock                              43,779,647    29,783,884    43,102,897    29,783,884
   Convertible Series A, B, C and
    J preferred stocks                      7,438          --          12,783          --
   Stock options                        7,091,137          --       8,186,475          --
                                      -----------   -----------   -----------   -----------


   Denominator for diluted EPS         69,336,012    35,935,062    68,692,068    35,935,062
                                      ===========   ===========   ===========   ===========

Basic EPS                             $      0.05   $      0.06   $      0.11   $      0.11
                                      ===========   ===========   ===========   ===========
Diluted EPS                           $      0.01   $      0.01   $      0.03   $      0.03
                                      ===========   ===========   ===========   ===========


                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

       As of May 13, 2004, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

       Common stock outstanding - March 31, 2004              18,662,391

       Stock options and Warrants outstanding -
         May 13, 2004                                          9,490,000
       Common stock issuable upon conversion of
         preferred stocks:
         Series A                                                  1,526
         Series A-1 (maximum contingent conversion)            4,855,389
         Series B                                                    292
         Series C                                                  5,620
         Series K (maximum contingent conversion)             43,923,426
                                                              ----------

                                                              76,938,644
                                                              ==========


NOTE 9 - EQUITY SECURITIES

       PREFERRED STOCKS
       The Company's preferred stocks consist of the following at March 31, 2004:

                                                             Shares Issued
                                              Shares              and                              Liquidation
                                            Authorized        Outstanding        Par Value          Preference
                                         ----------------- ------------------ ----------------- -------------------

        Preferred Stocks:
             *Series A cumulative
            Convertible                             29,233               7,631        $      763      $   763,100
          Series A-1 cumulative
           Convertible                           5,000,000           4,855,389            48,554        3,311,375
         *Series B convertible                      12,704               1,458               145           14,580
         *Series C convertible                     350,000             281,005           281,005        1,405,025
         *Series J convertible                     105,000                  --                --               --
           Series K convertible                  3,000,000           2,050,393            20,504               --
                                                 ---------           ---------         ----------      ----------

             Total preferred                     8,496,937           7,195,876          $350,971       $5,494,080
                                                 =========           =========          ========       ==========

       * Classes of preferred stock assumed in the ATEC reverse merger.

       PREFERRED STOCKS,
       At March 31, 2004, the Company had six authorized series of preferred stock; Series A Cumulative Convertible (par value $.10), Series A-1 Cumulative convertible (par value $.01), Series B Convertible (par value $.10), Series C Convertible (par value $1), Series J Convertible (par value

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 9 - EQUITY SECURITIES

       PREFERRED STOCKS, CONTINUED

       $.01) and Series K Convertible (par value $.01) (hereafter referred to as the "A", "A-1", "B", "C", "J" and "K" shares, respectively).

       The A shares have an annual dividend rate of 10% of the par value, which is cumulative. They are senior to all other series or classes of capital stock. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A stockholders. The C and J shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors. The K shares are entitled to receive dividends to the same extent and in the same amounts as the common stock. The A-1 shares have a cumulative annual dividend of $.0341 per share when and as declared by the Board of Directors. At March 31, 2004, dividends accumulated, but not declared, were approximately $138,000.

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

       The K shares are convertible into shares of common stock, no sooner than May 30, 2004, upon the happening of any of the following events (the "Triggering Events"): (i) the Company is deemed by AMEX to be in compliance with applicable listing standards; (ii) deemed by another exchange to be in compliance with its applicable listing standards in the event the Company's securities are listed on such exchange; or (iii) the Company is no longer listed on AMEX, the NASDAQ National Market or Small Cap Market, or the New York Stock Exchange. Upon the occurrence of any of the above Triggering Events, the K shares become convertible into an aggregate total number of shares of common stock in accordance with a defined formula, which assumes the conversion of the A, B, C and J shares into common stock. The net effect of the conversion feature, which has been deemed to be a contingent event, together with the shares of common stock issued in the reverse merger, would be to issue to Interpharm, Inc. stockholders, common stock totaling approximately 80% of the total number of shares of common stock and voting convertible preferred stock, outstanding as of the date of the Triggering Event, after giving effect to the conversion, less shares of common stock which may be issued between the date of the closing of the reverse merger and the date of the Triggering Event arising out of obligations which arose after the date of closing.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

       PREFERRED STOCKS, continued

       The A-1 shares convert on a 1:1 basis into Company common stock subject to the definitive terms in the list of designations upon (i) the Company reaching $150 million in sales or (ii) a merger, consolidation, sale of assets or similar transaction.

       COMMON STOCK AND STOCK OPTIONS

       During the three months ended September 30, 2003, 2,241,382 options and warrants were exercised generating cash proceeds to the Company of approximately $2,700,000, and resulted in tax deductions allowed for employee stock options approximating $9,000,000.

       During the three months ended December 31, 2003, 8,750 options were exercised on a cashless basis resulting in a net stock issuance of 4,927 shares.

       During the three months ended March 31, 2004, 1,259,578 options were exercised generating cash proceeds to the Company of approximately $800,000, and resulted in additional tax deductions of approximately $1,000,000.

       During the three months ended March 31, 2004, the Company issued an aggregate of 415,000 options to four employees. Vesting is 20% on each December 31, 2004 through 2008, with an exercise price of $4.41.



NOTE 10 - ECONOMIC DEPENDENCY

       MAJOR CUSTOMERS
       The Company had the following customer concentrations for the three and nine month periods ended March 31, 2004 and March 31, 2003:

                          Sales - Percent of Revenue

                       Three Months Ended March 31,          Nine Month Ended
                                                                 March 31,
                       ---------------------------- ------------------------------------
                          2004              2003          2004               2003
                       -------------- ------------- ------------------ -----------------
       Customer "A"        24%               2%            29%                3%
       Customer "B"        35%              38%            29%               45%
       Customer "C"        8%               11%            10%                9%


                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


       Note 10- ECONOMIC DEPENDENCY - continued

                                     Accounts Receivable

                                            March 31,
                              -----------------------------------
                                  2004               2003
                              ---------------- ------------------
       Customer "A"           $   1,465,429      $       41,489
       Customer "B"               3,612,946           2,391,350
       Customer "C"                 836,280             767,681

       The Company complies with its supply agreement to sell various strengths of Ibuprofen to the Department of Veteran Affairs through one of its primary customers who is the intermediary wholesale prime vendor.


       MAJOR SUPPLIERS

       For the three and nine month periods ended March 31, 2004, the Company purchased materials from three suppliers totaling approximately 73% and 85% of the Company's total purchases, and for the three and nine month periods ended March 31, 2003, the Company purchased raw materials from two suppliers totaling approximately 68% and 71% of the Company's total purchases respectively. At March 31, 2004 and 2003, amounts due to these suppliers included in accounts payable, were approximately $3,095,000 and $2,348,000 respectively.


NOTE 11 - CONTINGENCIES

       From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Interpharm Holdings, Inc. ("Interpharm," "we," or "us"), through its wholly-owned subsidiary, Interpharm, Inc., is engaged in the business of developing, manufacturing and marketing generic over-the-counter and prescription strength pharmaceutical products. We make sales both under our own label and to wholesalers and distributors which sell our products under their labels.

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

Our operating results for the three and nine-month periods ended March 31, 2004 reflect our continuing expansion plan, including continuing investments in increasing our production capacity and our pursuit of strategic alliances. Presented below are some of our financial highlights for the three and nine-month periods ended March 31, 2004, as compared to the same periods in 2003:

                              Three-Months Ended March 31,
-----------------------------------------------------------------------------------------
                                                   2004                       2003
                                          ------------------------ ----------------------
                                                (Unaudited)
(Unaudited)
                                          ------------------------ ----------------------
Revenue            Increased         57%         $11,308,000                 $7,191,000
Gross Profit       Increased        106%          $2,815,000                 $1,366,000
Operating Income   Increased         93%          $1,551,000                   $802,000
Net Income         Increased        105%            $984,000                   $481,000


                                 Nine-Months Ended March 31,
-----------------------------------------------------------------------------------------
                                                  2004                        2003
                                         ------------------------ -----------------------
                                               (Unaudited)
(Unaudited)
                                         ------------------------ -----------------------
Revenue            Increased        51%         $29,890,000                  $19,760,000
Gross Profit       Increased        88%          $6,865,000                   $3,650,000
Operating  Income  Increased       122%          $3,482,000                   $1,571,000
Net Income         Increased       143%          $2,235,000                     $920,000


We believe that a key component of our growth has been, and, will continue to be, our commitment to capital investment to increase production capacity. During the calendar year 2002, and the six-month period ended June 30, 2003, we acquired approximately $1,200,000 and approximately $1,000,000, respectively, of new machinery and equipment. In addition, during the nine-month period ended March 31, 2004, we invested approximately $2,200,000 in new equipment.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

We anticipate closing the purchase of an approximately 100,000 square foot facility in Yaphank, New York, which has been disclosed in previous filings, during quarter ending June 30, 2004. Once we close on the building and FDA approval is obtained, this facility will double our current available space of approximately 100,000 square feet and provide us with sufficient additional acreage for potential further expansion of our production facilities in the future. Until we obtain FDA approval for manufacturing at the Yaphank facility, which we believe should occur in calendar 2005, we may opt to use the new facility for warehousing and other activities, which would enable us to free up space for additional manufacturing in our current plant.

We have obtained $7.4 million in financing for the purchase of the Yaphank facility as part of a $21 million new credit facility which is also comprised of three credit lines aggrgating $8.6 million, primarily to acquire new equipment or for renovations, and a $5.0 million credit line primarily for working capital and general corporate purposes. (See Note 6) At our option, interest will be calculated (i) at LIBOR plus 1.5% for 3,6,9,12,24,or 36 months, or (ii) at the lendor's then fixed prime rate.

In order to exploit our primary strength in efficient and cost effective manufacturing, we continue to pursue new strategic alliances. In addition, we have budgeted over $1.7 million for research and development through December 31, 2004 with the goal of increasing our pipeline of drugs in various stages of development by seven to nine in that period. We currently have seven drugs in various stages of development. In addition, in March, 2004, we obtained FDA approval for an Abbreviated New Drug Application for Hydrocodone Bitartrate and Ibuprofen Tablets, 5 mg/200 mg.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


THREE AND NINE MONTHS ENDED MARCH 31, 2004, COMPARED TO MARCH 31, 2003.

REVENUES

Net sales for the three-month period ended March 31, 2004 were $11,308,000 compared to $7,191,000 for the three-months ended March 31, 2003, an increase of $4,117,000. This increase was primarily attributable to sales of Atenolol, Allopurinol and Naproxen, which totaled approximately $4,025,000 during the quarter. During the same period last year we did not produce Atenolol or Allopurinol, and Naproxen sales were approximately $265,000.

Net sales for the nine-months ended March 31, 2004 were $29,890,000 compared to $19,760,000 for the nine-months ended March 31, 2003, an increase of $10,130,000. This increase was primarily attributable to sales of Atenolol, Allopurinol and Naproxen which totaled approximately $11,400,000. During the same period last year we did not produce Atenolol or Allopurinol, and Naproxen sales were approximately $750,000. Sales of drugs other than Atenolol, Allopurinol and Naproxen decreased by approximately $500,000 during the nine-month period ended March 31, 2004 due to management's decision to temporarily reassign available manufacturing capacity to higher margin products.


Our increase in net sales and corresponding increases in production were made possible by approximately $4,400,000 in purchases of new equipment since January, 2002. We plan to continue our investment in new equipment in order to meet increasing demand for our existing products and to facilitate the manufacturing of new products under development.

During the three and nine-month periods ended March 31, 2004, we did not experience returns of material quantities of any of the products we sell. Therefore, we do not believe that we are subject to a material risk attributable to returns.



COST OF SALES

Raw material prices have remained relatively constant during the three and nine-month periods ended March 31, 2004 when compared to the same periods in 2003. We have continued to increase our labor force to accommodate both our current growth and our projected future growth. The FDA regulates most aspects of our manufacturing processes. Therefore, we provide extensive training to all of our employees, which results in a three month lag between the hiring of a new employee and when he or she can be fully incorporated into our production process.

Our gross profit percentages for the three and nine-month periods ended March 31, 2004 were 24.9% and 23.0%, respectively. This represents an increase of 5.9 and 4.5 percentage points, respectively, from the same periods in 2003. Our increasing margins are primarily the result of the production of higher margin products through the diversification of our product line as well as increased manufacturing efficiency. We believe that, subject to raw material costs and other market conditions, as to which there can be no assurance, gross profit should continue to remain higher than in previous reporting periods.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead.

Selling, general and administrative expenses increased approximately $663,000 to approximately $1,166,000, or 10.3% of net sales during the three-months ended March 31, 2004, from approximately $503,000, or 7.0% of net sales, during the same period in 2003. The significant components of this increase are: salaries, including payroll taxes and benefits ($271,000); selling commissions ($168,000), insurance ($25,000), legal, accounting and professional fees ($32,000); rent ($24,000) and listing and transfer agent fees ($45,000). The increase in salaries, payroll taxes, benefits, insurance, legal, accounting and professional fees and listing and transfer agent fees is primarily attributable to our recent expansion and status as a public company. The increase in selling commissions is primarily attributable to our increased sales.

Selling, general and administrative expenses for the nine-months ended March 31, 2004 were $3,060,000, or 10.2% of sales, an increase of $1,346,000 when compared to $1,714,000, or 8.7% of sales for the nine-months ended March 31, 2003. The significant components of this increase are: salaries, including payroll taxes and benefits ($725,000); selling commissions ($257,000), insurance ($68,000), freight ($64,000); depreciation ($34,000); listing and transfer agent fees ($59,000); data processing ($30,000); and utilities ($31,000). The increase in the foregoing expenses is consistent with our overall growth, increase in sales and status as a public company.


INCOME TAXES

The effective tax rate for the nine-months ended March 31, 2004 was 36% compared to 32% for the nine-months ended March 31, 2003. The tax provision for the nine-months ended March 31, 2004 has resulted in a $1,219,000 increase in additional paid-in capital due to the utilization of deductions from stock options exercised during the period.


LIQUIDITY AND CAPITAL RESOURCES

We currently finance our operations and capital expenditures through cash flows from operations, bank loans, lines of credit, cash acquired in our reverse merger in May, 2003 and cash received from the exercises of stock options. Net cash used in operating activities for the nine-months ended March 31, 2004 was $456,000, as compared to $255,000 for net cash provided by operating activities for the same period last year. When comparing the nine-month periods ended March 31, 2004 and 2003, our net income increased by $1,315,000. This increase in net

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


income was offset by significant changes in our balance sheet; both accounts receivable and inventories increased $2,979,000 and $1,478,000, respectively during the nine-month period ended March 31, 2004. The increase in inventory is necessary in order to fulfill increased demand for our products. Our accounts payable, accrued expenses and other liabilities increased by $183,000. During the nine-months ended March 31, 2004, we were able to pay down bank loans aggregating $462,000 and bank lines of credit by $1,640,000. As discussed in
Note 6, we recently secured a $21,000,000 credit facility consisting of:

o The $7,400,000 mortgage loan is to be repaid with 119 monthly installments, based upon an amortization schedule of twenty years, and a balloon payment due in ten years for the balance.

o Two advised credit lines aggregating $6,600,000 primarily to acquire new equipment and for renovations of the Company's new Yaphank, NY plant. The balance of the funds accessed through these credit lines will convert to fully amortizing fie year term loans.

o A $2 million advised non-revolving secured facility for equipment purchases. Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into separate notes that fully amortize over 60 months.

o The $5,000,000 advised line of credit is primarily for working capital and general corporate purposes.

This new cr4edit facility will be collateralized by substantially all assets of the Company and will no longer require the personal guarantees of four of the Company's stockholders. At the option of the Company, interest will generally be calculated at (i) LIBOR plus 1.5% for 3 to 36 months periods, or (ii) at the Bank's then fixed prime rate. In addition, the Company will be required to comply with certain financial covenants. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2004. The credit lines are terminable by the Bank at any time as to undrawn amounts.

Net cash used in investing activities was $1,580,000 for the nine-months ended March 31, 2004, which is as a result of increases in fixed assets of $2,199,000 and, a security deposit for a new facility of $925,000 in Yaphank, New York, offset by the collection of $1,524,000 of notes receivable from the reverse merger, and the sale of property and equipment of $19,000. Net cash provided by financing activities was $1,470,000 for the nine-months ended March 31, 2004, which resulted from the receipt of $3,508,000 from option exercises and $64,000 of additional cash received after the reverse merger transaction, less repayment of various bank lines of approximately $2,102,000. As of March 31, 2004, the amount outstanding on these credit lines was $425,000.

As a result of our cash flows from operations and financing activities during the nine-months ended March 31, 2004, working capital increased $4,800,000 to $10,300,000 from $5,500,000 at June 30, 2003.

We believe the financing arrangements described above, our increased working capital, funds generated from operations and cash provided by option exercises will allow us to continue our expansion plans and will be sufficient to continue meet our operating requirements. We may nevertheless, choose to raise additional funds or seek other financing arrangements to facilitate more rapid expansion, to develop new products at a faster pace, or to acquire or invest in complimentary businesses, technologies, services or products.

At March 31, 2004, we had approximately $14,000,000 in Federal net operating loss carryforwards ("NOLs") available to reduce future taxable income. These NOLs could result in savings of approximately $4,900,000 in future income tax payments (although there will be no corresponding benefit on income tax expenses).

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


ACCOUNTS RECEIVABLE

Our accounts receivable at March 31, 2004 was $7,909,000 compared to $4,930,000 as at June 30, 2003. This increase is primarily attributable to increased sales volume. The quality of our accounts receivable are such that we have encountered little or no bad debt exposure.

INVENTORY

At March 31, 2004, our inventory was $6,062,000, an increase of $1,479,000 from $4,583,000 at June 30, 2003. Our inventory turnover of 5.7 annualized turns decreased slightly when compared to December 31, 2003 - 5.8 average turns and
6.1 at June, 2003. We believe this to be within acceptable limits to our expansion plan.

ACCOUNTS PAYABLE

The accounts and accrued expenses payable increased slightly by approximately $183,000 during the nine months ended March 31, 2004 as compared to June 30, 2003.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased by $565,000 from $2,336,000 at June 30, 2003 to $1,771,000 at March 31, 2004. During the nine-months ended March 31, 2004, we funded our operations primarily from two sources: (i) collection of $1,524,000 of notes receivable associated with the reverse merger and (ii) through the collection of approximately $3,508,000 from the exercise of stock options. These inflows were offset by: (i) net cash used in operating activities of $465,000, consisting of net income of $2,235,000, offset by net funds used in operating activities of $2,700,000; (ii) acquisition of new packaging equipment and other fixed assets aggregating $2,199,000; (iii) the deposit on a new facility of $925,000; and (iv) repayment of various bank lines of credit and bank notes payable totaling approximately $2,102,000.


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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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

We purchase raw materials from suppliers, which is then used in the manufacturing of completed goods and sold back to the suppliers or by direct drop shipment to the supplier's customers. The raw materials are also used in the manufacturing of products for other customers.

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

INVENTORY

Our inventories are valued at the lower of cost or market, determined on a first-in, first -out basis, and includes the cost of raw materials and manufacturing. We continually evaluate the carrying value of our inventories and when factors such as expiration dates and spoilage indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are disposed of and completely written off in the period incurred.

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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES



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

At the conclusion of the period ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, and the Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report, except with respect to inventory costing and segregation of duties within our accounting department. Management has, and continues to assess the nature of the additional controls, systems and procedures to improve reporting and information with respect to inventory and to implement additional controls within our accounting department.

Management has devoted additional resources to assure that inventory has been properly costed and to mitigate the risks of a lack of segregation of duties in the accounting department. As a result Management believes that our financial statements for the quarter ended March 31, 2004 are fairly presented in all material respects.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       INTERPHARM HOLDINGS, INC.
                                                       (Registrant)





Date:  May 17, 2004
                                                 By:   /S/ GEORGE ARONSON
                                                       ---------------------
                                                       George Aronson,
                                                       Chief Financial Officer
                                                       (Duly authorized to sign
                                                       on behalf of registrant)

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