Form 10-K
period 2004-06-30
INTERPHARM HOLDINGS INC
filed 2004-09-28
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

                              --------------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-22710


                            INTERPHARM HOLDINGS, INC.
                            -------------------------
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

                                  YES [ ] NO [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

On December 31, 2003, the aggregate market value of the voting common equity of Interpharm Holdings, Inc., held by non-affiliates of the Registrant was $50,567,655, based on the closing price of $4.69 for such common stock on said date as reported by the American Stock Exchange

                                  YES [ ] NO [X]

      On September 22, 2004, the aggregate market value of the voting common equity of Interpharm Holdings, Inc., held by non-affiliates of the Registrant was $37,211,755 based on the closing price of $3.45 for such common stock on said date as reported by the American Stock Exchange. On such date, we had 24,967,166 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Certain information required by Part III (Items 10, 11, 12, and 14) is incorporated by reference to the Registrant's definitive proxy statement (the "2004 Proxy Statement") in connection with its 2004 annual meeting of stockholders, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                            INTERPHARM HOLDINGS, INC.
                                    Form 10-K
                         Fiscal Year Ended June 30, 2004

                                Table of Contents
PART I                          -----------------                           Page
------                                                                      ----

Item 1.      Business......................................................... 2
Item 2.      Properties.......................................................16
Item 3.      Legal Proceedings................................................17
Item 4.      Submission of Matters to a Vote of
               Security Holders...............................................17

PART II
-------

Item 5.      Market for Common Stock
               and Related Stockholder Matters................................18
Item 6.      Selected Financial Data..........................................22
Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................23
Item 7A.     Quantitative and Qualitative Disclosure
               About Market Risk..............................................40
Item 8.      Financial Statements and Supplementary Data......................40
Item 9.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosures..........................................40
Item 9A.     Controls and Procedures..........................................41

PART III
--------

Item 10.     Directors and Executive Officers
               of the Registrant..............................................43
Item 11.     Executive Compensation...........................................43
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management and Related
               Stockholder Matters............................................43
Item 13.     Certain Relationships and Related
               Transactions...................................................43

Item 14.     Principal Accounting Fees and Services...........................44
Item 15.     Exhibits, Financial Statement Schedules
               and Reports on Form 8-K........................................44

Signatures....................................................................47

Financial Statements.........................................................F-1

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

      Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: the difficulty in predicting the timing and outcome of legal proceedings, the difficulty of predicting the timing of U.S. Food and Drug Administration ("FDA") approvals; court and FDA decisions on exclusivity periods; competitor's ability to extend exclusivity periods past initial patent terms; market and customer acceptance and demand for our pharmaceutical products; our ability to market our products; the successful integration of acquired businesses and products into our operations; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment; fluctuations in operating results, including spending for research and development and sales and marketing activities; and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

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

                                     PART I

ITEM 1.      BUSINESS

GENERAL

      Interpharm Holdings, Inc. (formerly ATEC Group, Inc.), is a Delaware holding company which, through its operating wholly-owned subsidiary, Interpharm, Inc., (collectively, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products in solid oral dosage form, consisting of tablets, caplets and capsules. The U.S. Food and Drug Administration ("FDA") has defined generic drugs as "identical, or bioequivalent to a brand-name drug in dosage form, safety, strength, route of administration, quality, performance characteristics and intended use." The FDA has also stated: "Although generic drugs are chemically identical to their branded counterparts, they are typically sold at substantial discounts from the branded price. According to the Congressional Budget Office, generic drugs save consumers an estimated $8 to $10 billion a year at retail pharmacies."

      Brand-name drugs are typically patented in order to protect the developing company's investment in the drug and the lengthy approval process. Generic drugs, on the other hand, may be manufactured and marketed only if relevant patents on their brand-name equivalents (and any additional government-mandated market exclusivity periods) have expired, been challenged and invalidated, or otherwise validly circumvented. Generic drugs, however, need not go through the same lengthy approval process as brand-name drugs involving testing and clinical research - they need only go through an Abbreviated New Drug Application ("ANDA") to show that the generic version of the drug has the same ingredients, strength, dosage, administration and batch requirements as the brand-name drug as well as that it is bioequivalent and manufactured under the same standards as the brand-name drug.

      We currently manufacture and market various dosage strengths for 21 generic drug products. Fourteen of our products are produced pursuant to ANDAs. The remaining products are manufactured under an over-the-counter monogram or are drugs which do not otherwise require ANDAs. In addition, we manufacture eight dosage strengths of three distinct products for United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc. ("URL/Mutual"), which holds the applicable ANDAs, pursuant to a Manufacturing and Supply Agreement, dated January 24, 2002.

      We market our products primarily to our distributors/wholesalers who sell to retail stores; the U.S. Department of Veteran Affairs through a government appointed prime vendor; and to resellers who repackage our products and sell them directly to retail stores. Approximately 60% of our sales are made under our own label. The rest of our sales are to wholesalers and distributors which sell our products under their own labels.

      During  the  fiscal  year  ended  June  30,  2004,  two of  our  customers collectively accounted for approximately 55%, of our total sales. For the six-month period ended June 30, 2003, two of our customers collectively accounted for approximately 50% of our total sales. The loss of any of our largest customers could have a material adverse effect on our business. Although we have a contractual relationship with one of our two largest customers, most of our sales are still not made pursuant to contracts, but rather through individual purchase orders. Therefore, although we have very strong relationships with our customers, most of whom have requested us to provide larger quantities of our products than we have historically sold to them, there is nothing requiring many of them to continue to purchase our products, and there can be no guarantee that they will continue to do so. We expect that as we continue to grow, a larger percentage of our revenue will be to customers with whom we will have contractual relationships.

BUSINESS AND CORPORATE HISTORY AND DEVELOPMENT

      Interpharm, Inc. was incorporated under the laws of the State of New York in 1984 and operated as a family owned private company until May 30, 2003. On May 30, 2003, Interpharm, Inc. was acquired by ATEC Group, Inc. ("ATEC") which then changed its name to Interpharm Holdings, Inc. In that transaction, ATEC acquired all of the issued and outstanding shares of Interpharm, Inc. in exchange for both ATEC common and preferred stock. Concurrently with the acquisition of Interpharm, Inc., ATEC sold its then existing computer/systems integration business to certain members of ATEC management who simultaneously resigned from ATEC. These transactions were approved by our shareholders on May 29, 2003 and are fully described in ATEC's definitive proxy statement, filed with the Securities and Exchange Commission on May 2, 2003.

      From the early 1990s until 2002, our sales were primarily composed of Ibuprofen in various dosage strengths. While our revenues increased steadily during that time, in 2002, we began an expansion plan in order to expand our product line and increase production by investment in new equipment and facilities. As a result of our expansion plans, we have invested in excess of $3.0 million in new equipment since January 1, 2003 In addition, on June 29, 2004, we acquired a new facility in Brookhaven, New York for approximately $9.4 million. We paid approximately $2.0 million of the purchase price and closing costs and financed the remaining $7.4 million with a mortgage loan.

      Our net sales have grown from approximately $27.5 million for the twelve months ended June 30, 2003 to approximately $41.1 million for the year ended June 30, 2004. While overall net sales of Ibuprofen have increased by approximately $300,000, Ibuprofen, as a percentage of net sales, decreased from approximately 86% during the twelve months ended June 30, 2003, to approximately 60% during the twelve month period ended June 30, 2004.

      We have adopted a Code of Ethics that applies to all of our directors, officers, employees and representatives. This code is annexed to this Form 10-K as Exhibit 99.3. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be available on our website and future public filings. The charter of the Nominating Committee of our Board of Directors is also annexed to this Form 10-K as Exhibit 99.4. Any of these materials may also be requested in print by writing to us, Attention: George Aronson, Chief Financial Officer, at 75 Adams Avenue, Hauppauge, New York 11788.

INDUSTRY

THE GENERIC DRUG MARKET AND NECESSARY APPROVALS

      Much of the growth of the generic pharmaceutical industry has been attributed to The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act"), which encourages generic competition. Before the Waxman-Hatch Act, generic drug manufacturers had to put their products through an approval process similar to that for the original approval for brand-name drugs. Now, there is an accelerated approval process in which the generic manufacturer needs only to demonstrate to the FDA that the generic product is bioequivalent to the brand-name product through the filing of an ANDA. The ANDA may rely on information from the brand-name drug's application with the FDA.

      Branded Drugs: Pharmaceutical products in the United States are generally marketed as either "brand-name" or "generic" drugs. Brand-name products are drugs generally sold by the holder of the drug's patent or through an exclusive marketing arrangement. A company that receives approval for a new drug application ("NDA") from the FDA, usually the patent holder, has the exclusive right to produce and sell the drug for about twenty years from the date of filing of the patent application. This market exclusivity generally provides brand-name products the opportunity to build up physician and customer loyalties.

      Generic Drugs: Once a patent on a drug expires, a manufacturer can obtain FDA approval to market a "generic" version. A generic drug is therefore usually marketed after the patent on a brand drug expires and is comparable to a brand-name drug. In fact, the FDA requires a generic drug to be identical or bio-equivalent to a brand name drug in dose, form, safety, strength, route of administration, quality, performance characteristic and intended use. Although generic drugs are chemically identical to their branded counterparts, they are typically sold at substantial discounts from the branded prices. According to the Congressional Budget Office, generic drugs provide savings to the consumers at an estimated amount of $8 billion to $10 billion a year at retail pharmacies, not including the saving from the use of generic drugs in hospitals and other health care facilities (see www.fda.gov/cder/ogd/). These cost savings have resulted in sustained growth of the generic pharmaceutical industry in the United States. According to a Congressional Budget Office study, "How Increased Competition from Generic Drugs has Affected Prices and Returns in the
Pharmaceutical               Industry,"               (available              at
HTTP://WWW.CBO.GOV/SHOWDOC.CFM?INDEX=655&SEQUENCE=0) in 1984, 19% of prescription drugs sold in the United States were generic. -As of March, 2004, more than 50% of all prescriptions are filled with generic drugs according to the FDA (see "Update from the Office of Generic Drugs," March 2, 2004 available at http://www.fda.gov/cder/ogd/2004-03-02_GPHA_Boca-gjb_files/frame.htm).

      Over the past two years, the FDA has improved its procedures and received more funding in order to expedite the processing of ANDAs and encourage the growth of the generic drug market.

      On December 8, 2003, the Medicare Prescription Drug, Modernization and Improvement Act of 2003 (the "MMA") was enacted. The MMA seeks to bring generic drugs to market sooner in an effort to save consumers up to $35 billion over 10 years. The MMA streamlines the generic drug approval process by limiting a brand-name drug company to only one 30-month stay of a generic drug's entry into the market for resolution of a patent challenge. The MMA also establishes a 180 day exclusivity period for a generic company that successfully challenges a patent, provided that the generic drug at issue is marketed within the first 75 days of that period.

BUSINESS STRATEGY AND FISCAL YEAR ENDED JUNE 30, 2004 HIGHLIGHTS

      We have experienced substantial growth over the past few years. We believe that our continued growth is dependent upon our ability to (i) continue increasing our market share in our existing product lines by utilizing our manufacturing efficiency, cost competitiveness, and customer loyalty, (ii)
obtain FDA approval for the drugs currently under development, (iii) successfully implement our research and development strategy with a view towards expanding and diversifying our product line with a focus on higher margin products, (iv) leverage our competitive strength in manufacturing to capture market share on our new product lines, (v) increase production capacity in our current plant, (vi) obtain FDA approval for our new facility in a timely manner,
(vii) utilize our manufacturing efficiencies to enter into additional manufacturing and supply arrangements, (viii) enter into joint ventures and strategic alliances with companies whose strengths compliment ours, and (ix) create marketing and distribution channels for our existing and future products.

MANUFACTURING CAPACITY:

      We currently conduct our manufacturing operations out of a leased facility of approximately 100,000 square feet with recently purchased and up to date equipment. Over the past five years, we have upgraded our facilities, including building additional tablet compression and packaging rooms, adding new air handling units and installing new manufacturing and laboratory equipment. We are currently taking steps to increase the size of this facility for products requiring segregated rooms.

      We believe that the most important component to our growth during the fiscal year ended June 30, 2004 has been our commitment to capital investment to increase production capacity. During the year ended June 30, 2004, we invested approximately $2.4 million in new machinery and equipment, and infrastructure improvements in our current plant. During the period from January 1, 2002 through June 30, 2003, we invested approximately $2.2 million in equipment and improvements. Our commitment to increase capacity has allowed us to both continue to meet increasing demand for our existing products such as Ibuprofen, while, at the same time, allowing us to meet our requirements generated through various strategic alliances.

      We realize that in order to effectuate our plans to increase and diversify our product line, we will need to continue to demonstrate our commitment to increasing our production capacity. To that end, on June 29, 2004, we completed the acquisition of a 92,000 square foot building with an additional 30,000 square feet of mezzanine space, located on over thirty-seven acres of land. The acquisition cost for the building and land, which are located in Brookhaven, New York, was approximately $9.4 million. Because the new facility is located in New York's Brookhaven Empire Zone, we will be eligible for a number of economic benefits, including, grants based on the number of employees hired, discounted utility bills and real property and other tax reductions and credits.

      In addition to using the new building as an additional manufacturing facility, we intend to construct a new research and development laboratory and move our corporate offices to the location. In order to be used for manufacturing, the new facility will require site approval from the FDA. Pending such approval, the facility can be used for warehousing and related activities, thereby creating additional capacity in our current manufacturing plant. Once FDA site approval is obtained, we will have two facilities with a combined size of approximately 200,000 square feet. In addition, the thirty-seven acres of land could, if needed, allow us to expand the new facility to over 500,000 square feet.

      Our ability to purchase our new facility and land, to renovate the new building so as to meet our production requirements and FDA requirements, to continue to increase our purchases of new machinery and equipment, and to renovate our existing plant, have been assisted through a $21 million advised line of credit obtained from HSBC Bank. Depending upon market conditions, we may continue to rely on this advised credit line, or seek other means of financing in the future.

STRATEGIC ALLIANCES:

      URL/Mutual. In January 2002, we entered into an agreement with URL/Mutual to manufacture four drugs in various dosage strengths. The agreement is for a five-year term, which may be renewed for an additional two years. The agreement also contains a non-compete provision stating that we may not distribute any of the drugs covered by the agreement for five years after its termination. Since we do not have ANDAs for any of these products, we produce them pursuant to URL/Mutual's ANDAs, and were required to obtain Site Transfer Approvals ("STA") from the FDA.

      Whereas an ANDA approves the formula for a given product produced at a specified location, an STA granted by the FDA allows for the production of an approved drug at a site other than the one approved in the ANDA. In order for the FDA to approve an STA, the new production location must be shown to comply with all of the terms and conditions set forth in the approved ANDA.

      In July 2003, we began manufacturing Atenolol Tablets for URL/Mutual. This was the first of the four products that we were scheduled to manufacture for URL/Mutual. Atenolol is a synthetic, beta-selective (cardioselective) adrenoreceptor blocking agent and a generic version of the branded drug Tenormin(R). Atenolol is indicated in the management of hypertension, for the long-term management of patients with angina pectoris, and in the management of patients with definite or suspected acute myocardial infarction to reduce cardiovascular mortality.

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

      The other two products to be manufactured under our agreement with URL/Mutual are Prednisone and Amitriptyline. We began manufacturing Prednisone for URL/Mutual in 2004. Total sales for this product during the fiscal year ended June 30, 2004 were approximately $225,000. We anticipate that we will begin manufacturing Amitriptyline during the second fiscal quarter of the fiscal year ending June 30, 2005.

      Watson Pharmaceuticals. On May 18, 2004, the FDA approved our ANDA for Hydrocodone Bitartrate and Ibuprofen Tablets, 5 mg/200 mg. This product is a new lower strength version of Hydrocodone Bitartrate and Ibuprofen Tablets, 7.5 mg/200 mg, which is the generic equivalent to the branded drug Vicoprofen(R). We received a six-month exclusivity for marketing of this product from the FDA. Since we are the first company to receive approval to manufacture and market this product in this strength, we were provided the opportunity to market the product as a branded generic drug.

      We began marketing the product under the name Reprexain(R) in June 2004, pursuant to a contract with Watson Pharmaceuticals, Inc. Pursuant to the terms of the contract, we will manufacture and supply the product to Watson, who will market, sell and distribute the product in the United States. We will receive payment from Watson based on the amount of Reprexian ordered by it for sale as well as a percentage of sales that Watson generates through its marketing efforts.

      Reprexain(R) is indicated for the short-term (generally less than 10 days) management of acute pain. Reprexain(R) addresses a market opportunity by combining 5 mg hydrocodone, the most commonly prescribed dose of hydrocodone in a combination with 200 mg of ibuprofen, the leading prescribed non-steroidal anti-inflammatory drug; a combination not available prior to introduction of the product. Combining both central and peripheral analgesic action, Reprexain(R) offers patients a balanced approach to the management of acute pain.

STRATEGIC AND PRODUCT DEVELOPMENT:

      In furtherance or our expansion plans, during the fiscal year ended June 30, 2004, we began to focus on increasing our product pipeline with an emphasis on higher margin products. Historically, the majority of our revenues were derived from sales of Ibuprophen tablets in both prescription and over-the-counter strengths. During our fiscal year ended June 30, 2004, Ibuprophen accounted for approximately 60% of our total revenue. This is a significant decrease from the same period ended 2003 when Ibuprophen accounted for approximately 86% of our total revenue.

      We believe that one source of higher margin products is a number of successful brand-name products for which patent protection is due to expire over the next several years. Other sources are successful generic products where we can enter with a competitive advantage in manufacturing or sourcing of raw materials.

      We have expanded our pipeline of drugs under development since 2002 and are formulating a plan to increase the pipeline. We currently have ten drugs that are in various stages of development. In order to assist in strategic and product development, we have added Cameron Reid to our Board of Directors. Mr. Reid has over twenty-five years of experience in the pharmaceutical business, most recently as the President of Dr. Reddy's Laboratories, Inc. Mr. Reid is working with Bhupatlal Sutaria, our President, to formulate our plan to increase our pipeline and strategically plan its marketing and sale. There can be no assurances, however, that the FDA will ultimately approve the drugs that are under development. During the fiscal year ended June 30, 2004, we spent approximately $538,000 on research and development activities.

      As we develop our product line, we (i) identify and conduct patent and market research on brand name drugs for which patent protection has expired or will expire in the near future, (ii) determine which products would supplement our existing product line, and which products could potentially represent new opportunities, (iii) research and develop new product formulations based upon such drugs so as to ensure that FDA approval is received, and (iv) introduce technology to improve production efficiency and enhance product quality.

GOVERNMENTAL REGULATION:

      FDA approval is required before any generic drug can be marketed through an ANDA. While the FDA has significantly streamlined the process of obtaining ANDA approval for generic drugs, it is difficult to predict how long the process will take for any specific drug. In fact, the length of time necessary to bring a product to market can vary significantly and can depend on, among other things, availability of funding, problems relating to formulation, safety or efficacy, patent issues associated with the product or barriers to market entry from brand-name product manufacturers. Therefore, there is always the risk that the introduction of new products can be delayed.

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

      We contract with outside laboratories to conduct biostudies. Historically, the vast majority of our research and development expenditures have been on biostudies. While we believe that the companies contracted to perform the biostudies are reliable, there can be no assurance that they will use the proper due diligence or that their work will otherwise be accurate.

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

      Even if an ANDA is approved, brand-name companies can impose substantial barriers to market entry which may include: filing new patents on drugs whose original patent protection is about to expire, developing patented controlled-release products or other product improvements, developing and marketing, as over-the-counter products, brand-name products that will soon face generic competition, and commencement of marketing initiatives, regulatory activities and litigation. While none of these actions have been taken against us to date, there can be no assurance that they will not be taken in the future, particularly as we significantly expand our product development efforts.

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

      As a public company, we are subject to the Sarbanes-Oxley Act of 2002 (the "SOX Act"). The SOX Act contains a variety of provisions affecting public companies, including the relationship with its auditors, prohibiting loans to executive officers and requiring an evaluation of its disclosure controls and procedures and internal controls.

      The federal government made significant changes to Medicaid drug reimbursement as part of the Omnibus Budget Reconciliation Act of 1990 ("OBRA"). Generally, OBRA provides that a generic drug manufacturer must offer the states an 11% rebate on drugs dispensed under the Medicaid program and must enter into a formal drug rebate agreement with the Federal Health Care Financing Administration. Although not required under OBRA, we have also entered into similar agreements with various states.

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

MARKETING STRATEGY:

      We market our products primarily through wholesalers, drug distributors, other manufacturers and by our internal sales staff, as well as independent sales representatives. In addition, we have also begun to market products through strategic alliances with companies, such as Watson Pharmaceuticals, Inc., whose marketing expertise exceeds our own. Some of our wholesalers and distributors purchase products that are warehoused for drug chains, independent pharmacies, state and federal governmental agencies and managed healthcare organizations. Consistent with industry practice, we have a returned goods policy. Pursuant to our policy, any unopened item in its original packaging may be returned if accompanied by (i) an authorization form obtained from Interpharm, and a "Returned Goods Authorization Number" with a proof of purchase. Transportation charges for returns are paid by the customer. If the foregoing procedures are followed, we will return the customer's original purchase price or the current market price, whichever is lower.

      Pursuant to our return policy, we will not accept any of the following for return, unless we have an agreement with a party which dictates otherwise: (i) short-dated products (14 months or less remaining on the expiration date), (ii) expired products, products which have been opened, tampered with or which have a broken seal, (iii) products which have stickers or other price markings, (iv) products which have been damaged by improper handling, fire, flood or other catastrophes, (v) products stored under conditions other than as specified on the label, (vi) products returned by someone other than the direct purchaser, or
(vii) products without proof of purchase.

      We have not experienced returns of material quantities of any of the products we sell and therefore, do not believe that we are subject to material risk of inventory buildup attributable to returns.

RAW MATERIALS:

      The raw materials that we use in the manufacturing of our products consist of pharmaceutical chemicals in various forms, which are available from various sources. FDA approval is required in connection with the process of selecting active ingredient suppliers. The raw materials purchased from these suppliers are available from a number of vendors. In selecting a vendor, we consider not only their status as an FDA approved supplier, but consistency of their products, timeliness of delivery, and price. To date, we have experienced no significant difficulty in obtaining raw materials and expect that raw materials will generally continue to be available in the future. However, should we be required to replace one or more of our suppliers, we may experience a delay of six months or more in the manufacture and marketing of the drug involved while the new supplier becomes qualified by the FDA and its manufacturing process is found to meet FDA standards. Depending on the particular product, it may cause a material adverse effect on our results of operations and financial condition. We generally attempt, where economically and otherwise feasible, to minimize these risks by having more than one approved supplier for the drugs that we manufacture.

PRODUCTS

      Below is a list of the drugs that we manufacture and sell, including the drugs that we are currently manufacturing pursuant to our agreement with URL/Mutual. The names of all of the drugs under the caption "Brand-Name Drug" are registered trademarks. The holders of the registered trademarks are non-affiliated pharmaceutical manufacturers.

PRODUCT NAME                                                     BRAND-NAME DRUG
------------                                                     ---------------

1. Acetaminophen 500 mg White Tablets                                 Tylenol(R)

2. Acetaminophen 500 mg White Caplets                                 Tylenol(R)

3. Acetaminophen 325 mg White Tablets                                 Tylenol(R)

4. Acetaminophen & Diphenhydramine HCl                            Tylenol PM (R)
   Caplets 500mg/25mg

5. Allopurinol 100 mg White Tablets*                                Zyloprim (R)

6. Allopurinol 300 mg White Tablets*                                Zyloprim (R)

7. Atenolol 25 mg White Tablets*                                    Tenormin (R)

8. Atenolol 50 mg White Tablets*                                    Tenormin (R)

9. Atenolol 100 mg White Tablets*                                   Tenormin (R)

10. Clorpheniramine Maleate 4mg Yellow Tablets                 Chlortrimetron(R)

11. Hydrocodone Bitartrate & Ibuprofen Tablets                    Reprexain(R)**
    5mg/200mg

12. Ibuprofen 200mg White Tablets                                       Advil(R)

13. Ibuprofen 200mg Brown Tablets                                       Advil(R)

14. Ibuprofen 200mg Orange Tablets                                     Motrin(R)

15. Ibuprofen 200mg White Caplets                                       Advil(R)

16. Ibuprofen 200mg Brown Caplets                                       Advil(R)

17. Ibuprofen 200mg Orange Caplets                                     Motrin(R)

18. Ibuprofen 400mg White Tablets                                      Motrin(R)

19. Ibuprofen 600mg White Tablets                                      Motrin(R)

20. Ibuprofen 800mg White Tablets                                      Motrin(R)

21. Isometheptene Mucate, Dichloralphenazone,
    Acetaminophen, Red/Red Capsule, 65mg/100mg/325mg                  Midrane(R)

22. Naproxen 250mg White Tablets                                     Naprosyn(R)

23. Naproxen 375mg White Tablets                                     Naprosyn(R)

24. Naproxen 500mg White Tablets                                     Naprosyn(R)

25. Prednisone 5mg*                                                 Deltasone(R)

26. Prednisone 10mg*                                                Deltasone(R)

27. Prednisone 20 mg*                                               Deltasone(R)

28. Pseudoephedrine HCl 60mg White Tablets                            Sudafed(R)

29. Pseudoephedrine HCl, Triprolidine HCl White
    Tablets, 60mg/2.5mg                                               Actifed(R)

* Manufactured for URL/Mutual, which holds the ANDA for the product.

** Reprexian(R) is our brand-name drug which is marketed by Watson Pharmaceuticals, Inc.

COMPETITION

      The generic pharmaceutical industry is intensely competitive. Most of our significant competitors have longer operating histories and greater financial, research and development, marketing and other resources. Consequently, many of our competitors may develop products and/or processes competitive with, or superior to, ours.

      The primary means of competition in the generic pharmaceutical industry involve manufacturing capabilities and efficiencies, innovation and development, timely FDA approval, product quality, marketing, reputation, level of service, including the maintenance of sufficient inventory levels to assure timely delivery of products, product appearance and price. Often, price is the key factor in the generic pharmaceutical business. Therefore, to compete effectively and remain profitable, a generic drug manufacturer must manufacture its products in a cost effective manner.

      We believe that we maintain adequate levels of inventories to meet customer demand and have them readily available. Also, the modernization of our facility, hiring of experienced staff, and implementation of quality control programs have improved our competitive position in recent years. In addition, once our new facility obtains FDA site approval, we believe that our competitive position should be further improved.

      During the past several years the number of chain drug stores and wholesaler customers has declined due to industry consolidation. In addition, the remaining chain drug stores and wholesaler customers have instituted buying programs that have caused them to buy more products from fewer suppliers. At the same time, mail-order prescription services and managed care organizations have grown in importance and they also limit the number of vendors. The reduction in the number of our customers and limitation on the number of vendors by the remaining customers has increased competition among generic drug marketers. However, these pressures have not had a material adverse impact on our business and we believe that we have good relationships with our key customers.

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

GOVERNMENT CONTRACTS

      On December 5, 2002, our bid was accepted by the Department of Veterans Affairs to supply Ibuprofen tablets for the period January 2, 2003 through January 1, 2004. This bid provides for four one-year renewals at the option of the Department of Veterans Affairs. The Department of Veterans Affairs exercised that option for the period January 2, 2004 through January 1, 2005. The bid covers sales to a number of government entities including: all Department of Veterans Affairs facilities, all Indian Health Service facilities, Department of Health and Human Service Supply Center at Perry Point and all Option 2 State Veterans Homes.

PATENTS AND TRADEMARKS

      We do not own any Patents or Trademarks that are currently used in our business. We have, however, entered into several agreements giving us the rights to use the trademarks and tradenames of other parties for labeling and marketing of certain drugs.

EMPLOYEES

      As of June 30, 2004, we had 322 full time employees, of which 247 were employed in manufacturing, 56 were employed in quality assurance and regulatory affairs, 15 were employed in selling, general and administrative activities, and 4 were employed in research and development. We believe we have a strong relationship with our employees. None of our employees are represented by a union.

SEASONALITY

      While we believe that our business is generally not seasonal, we typically experience a decrease in orders in the fiscal quarter ending September 30 as compared to other quarters. We believe that this decrease in orders is primarily the result of decreased demand for certain over the counter cold remedies and other products in the summer months and because many purchasing agents tend to take vacations during this time and order more products prior to, or after the quarter.

ITEM 2.      PROPERTIES

DESCRIPTION OF PROPERTY

      We lease an entire building in Hauppauge, New York, pursuant to a non-cancellable lease expiring in October, 2019, which houses our manufacturing, warehousing and some of our executive offices. The leased building is approximately 100,000 square feet and is located in an industrial/office park. The current annual lease payments to the landlord, Sutaria Family Realty, LLC, are $480,000. Sutaria Family Realty, LLC is owned by Mona Rametra, Perry Sutaria and Raj Sutaria, who collectively own 9,663,983 shares of our common stock, 456,562 shares of our Series A-1 Preferred Stock and 1,757,480 shares of our Series K Preferred Stock and are the children of Dr. Maganlal K. Sutaria, the Chairman of our Board of Directors and our Chief Executive Officer, and the niece and nephews of Bhupatlal K. Sutaria, our President. Mona Rametra is also the wife of our General Counsel and Secretary, Munish K. Rametra. In addition, Raj Sutaria is an officer of Interpharm, Inc. Upon a change in ownership of the Company, and every three years thereafter, the annual base rent will be adjusted to fair market value, as determined by an independent appraisal. There are no tenants in the building other than us.

      We also lease approximately 23,175 square feet of office space at 69 Mall Drive in Commack, New York for some our executive offices. The lease for this office space expires in May, 2005. The annual lease payments are approximately $187,000. During the remaining eleven months of this lease, we have sublet approximately18,500 square feet for $139,000.

      On June 29, 2004, pursuant to a contract entered into on November 14, 2003, and through our wholly owned subsidiary, Interpharm Realty, LLC, we purchased a 92,000 square foot facility on thirty seven acres of land, located at 50 Horseblock Road in Brookhaven, New York. The purchase price for the building and land was approximately $9.4 million. The new facility is located in Suffolk County, New York's Brookhaven Empire Zone. We will construct an expanded research and development laboratory at the new location which will also house our executive offices.

ITEM 3.      LEGAL PROCEEDINGS

      Because Interpharm, Inc. utilizes certain controlled substances, it is subject to routine inspection by the U.S. Drug Enforcement Agency. In June, 2004, Interpharm, Inc. received a notice from the United States Attorney's Office for the Eastern District of New York relating to a routine inspection conducted in November, 2003. The notice references certain alleged record keeping violations. As of the date of this report, no complaint has been filed by the United States Attorney's Office, and Interpharm, Inc. is in the process of setting up a meeting with the United States Attorney's Office to resolve the matter. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our securityholders during the fiscal quarter ended June 30, 2004.

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

                                                          HIGH      LOW
                                                          ----      ---
2002
       Quarter ended 3/31.............................  $ 0.79   $ 0.43
       Quarter ended 6/30.............................    0.50     0.40
       Quarter ended 9/30.............................    0.44     0.26
       Quarter ended 12/31............................    0.85     0.26

2003
       Quarter ended 3/31.............................    0.72     0.54
       Quarter ended 6/30.............................    2.93     0.62
       Quarter ended 9/30.............................    8.90     3.30
       Quarter ended 12/31............................    5.47     4.00

2004
       Quarter ended 3/31.............................    5.87     4.30
       Quarter ended 6/30.............................    4.80     2.45

      As of September 21, 2004, there were approximately 8,856 holders of our common stock, 17 holders of record of Series A preferred shares, 294 holders of record of Series C preferred shares, 4 holders of record of Series K Preferred Stock and 3 holders of record of Series A-1 Preferred Stock.

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

                    SECURITIES AUTHORIZED FOR ISSUANCE UNDER
                            EQUITY COMPENSATION PLANS

      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 30, 2004. The table includes the following plans:
1997 Stock Option Plan and 2000 Flexible Stock Plan.

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
1997 Stock Option Plan                                       1,436,370             $    2.30                       -0-
2000 Flexible Stock Plan(1)                                  9,023,630             $    1.51                2,208,563
                                                            ===========            =========             ============

Total                                                       10,460,000             $    1.62                2,208,563
                                                            ===========            =========             ============

================================================================================
(1) Securities available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 20 million shares.

                     RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal quarter ended June 30, 2004, we have made the following sales of restricted securities:

On June 18, 2004, we sold 10,000 shares of our common stock to David Reback pursuant to the exercise of a stock option. The shares were issued in reliance upon Section 4(2) of the Securities Act.

                        SERIES K AND A-1 PREFERRED STOCK

      The following is a summary of the designations, preferences and rights of our Series K and Series A-1 preferred stocks, which is qualified, in its entirety, by the certificate of designations, preferences and rights for the Series K and A-1 preferred stocks (the "Certificates").

Series K

      -     Title.  $.01 par  value  per share  Series K  Convertible  Preferred
            Stock.

      - Voting. The Series K Stock is entitled to one vote per share, voting together as a class with the holders of our Common Stock.

      -     Liquidation Preference. None.

      -     Dividend Rights. Same as Common Stock.

      -     Redemption Provisions. None.

      -     Amount Authorized. 3 million shares.

      -     Amount Outstanding. 1,757,480


      - Conversion. The Series K Stock began converting into shares of our Common Stock on June 4, 2004. On that date, 292,913 shares of Series K Stock converted into 6,274,775 shares of Common Stock. Assuming that the accelerated vesting provisions of the Series K Stock Certificate described below will not apply, the Series K shares will automatically convert into a like amount on each June 4, 2005 through 2010, for an aggregate of an additional 37,648,650 shares of common stock.

      Under the terms of the accelerated vesting provisions of the Series K Stock Certificate, and a separate agreement with the Series K holders in which they agreed to forego certain rights they possess pursuant to the terms of the Series K Stock Certificate, in the event that (i) (a) any person or group other than the holders of the Series K acquires 50% or more of Interpharm's common stock or (b) if following a tender offer or proxy contest, the persons who were previously Interpharm's directors do not constitute a majority of the Board of Directors, and (ii) the Series K holders own less than 51% of Interpharm's Common Stock, additional shares of Series K may convert at the request of the Series K holders such that they own, in the aggregate, at least 51% of Interpharm's Common Stock.

      While the holders of the Series K have demand registration rights with respect to the Common Stock to be issued upon conversion of the Series K, they have not exercised that right as of the date of this Report. Therefore, all common stock issued pursuant to the June 4, 2004 conversion is restricted.

Series A-1

      - Title. $.01 par value per share Series A-1 Convertible Cumulative Preferred Stock.

      -     Voting. No voting rights.

      -     Liquidation Preference. $0.682 per share.

      - Dividend Rights. $0.0341 per share, per year, when and as declared by our Board of Directors.

      -     Redemption Provisions. None.

      -     Amount Authorized. 5 million shares.

      -     Amount Issued. 4,855,309

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

ITEM 6.      SELECTED FINANCIAL DATA

      The following table presents summary financial data for the year ended June 30, 2004, the six-months ended June 30, 2003 and June 30, 2002 and the four previous years ended December 31, 2002. The summary financial data set forth below with respect to our statements of operations for the years ended December 31, 2000 and 1999 and the balance sheet data as at December 31, 2000 and 1999 was derived from our consolidated financial statements which are not included in this Report. The following summary financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.


                                                   SIX MONTHS
                                     SIX MONTHS       ENDED       YEAR ENDED     YEAR ENDED    YEAR ENDED    YEAR ENDED
                     YEAR ENDED        ENDED        JUNE 30,      DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                   JUNE 30, 2004   JUNE 30, 2003    2002(1)           2002           2001          2000        1999(1)
                   -------------   -------------   ------------   ------------  ------------   -----------   -----------
Net Sales            $41,099,728     $14,953,438    $11,743,440    $24,312,245   $18,435,446   $11,391,326   $ 9,946,348

Net income             3,122,821         723,645        610,802      1,050,419       514,565       337,764        34,407
Income per
common share:
  Basic                     0.16            0.08           0.07           0.13          0.06          0.04          0.01
  Diluted                   0.04            0.02           0.02           0.03          0.01          0.01          0.00
Balance Sheet Data
Total Assets          35,167,945      20,338,795     10,904,362     11,198,347     9,645,807     7,390,015     6,341,472
Long-term
obligations            7,075,801         267,056      3,460,959      3,335,754     3,591,480     3,289,118     3,474,682
Cash dividend per
common share                   0               0              0              0             0             0             0

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

      We market our products primarily to wholesalers, drug distributors, repackagers, and other manufacturers through our internal sales staff as well as independent sales representatives. Some of our wholesalers and distributors purchase products that are warehoused for drug chains, independent pharmacies, state and federal governmental agencies and managed healthcare organizations. Sales are recognized when the product is shipped and appropriate provisions are made for returns, rebates and chargebacks.

      Our operating results for the fiscal year ended June 30, 2004 reflect our continuing expansion plan, including continuing investments in increasing our production capacity and our pursuit of strategic alliances. Presented below are some of our financial highlights for the year ended June 30, 2004 and the unaudited twelve-months ended June 30, 2003.

                                                               Twelve Months
                                           Fiscal Year Ended      Ended
                                             June 30, 2004     June 30, 2003
                                               (Audited)        (Unaudited)
                                           -------------------------------------

Revenue                 Increased     49%     $41,099,728      $27,522,243
Gross Profit            Increased     95%      $9,794,835       $5,021,829
Operating Income        Increased    152%      $5,060,375       $2,011,597
Net Income              Increased    168%      $3,122,821       $1,163,262

      We believe that a key component of our growth has been, and, will continue to be, our commitment to capital investment to increase production capacity. During the past year, we invested approximately $2.4 million in new machinery, equipment and leasehold improvements.

      Further, on June 29, 2004, we closed on the purchase of a 92,000 square foot facility in Brookhaven, New York. Once FDA approval is obtained, this facility will double our current available space of approximately 100,000 square feet and provide us with sufficient additional acreage for potential further expansion of our production facilities in the future. Until we obtain FDA approval for manufacturing at the Brookhaven facility, we may use the new facility for warehousing and other activities, which would enable us to free up space for additional manufacturing in our current plant.

      On May 18, 2004, the FDA approved our ANDA for Hydrocodone Bitartrate and Ibuprofen Tablets, 5 mg/200 mg. This product is a new lower strength version of Hydrocodone Bitartrate and Ibuprofen Tablets, 7.5 mg/200 mg, which is the generic equivalent to the branded drug Vicoprofen(R). We received a six-month exclusivity period for marketing of this product from the FDA. Since we are the first company to receive approval to manufacture and market this product in this strength, we were provided the opportunity to market the product as a branded generic drug.

      We began marketing the product under the name Reprexain(R) in June 2004, pursuant to a contract with Watson Pharmaceuticals, Inc. Pursuant to the terms of the contract, we will manufacture and supply the product to Watson, which will market, sell and distribute the product in the United States. We will receive payment from Watson based on the amount of Reprexian ordered by it for sale as well as a percentage of sales that Watson generates through its marketing efforts.

      In furtherance of our expansion plans, during the fiscal year ended June 30, 2004, we began to focus on increasing our product pipeline with an emphasis on higher margin products. Historically, the majority of our revenues were derived from sales of Ibuprofen tablets in both prescription and over-the-counter strengths. During our fiscal year ended June 30, 2004, Ibuprofen accounted for approximately 60% of our total revenue. This is a significant decrease from the same period ended 2003 when Ibuprofen accounted for approximately 86% of our total revenue.

      As we continue to implement our expansion plan, we are focusing our efforts to (i) continue increasing our market share in our existing product lines by utilizing our manufacturing efficiency, cost competitiveness, and customer loyalty, (ii) obtain FDA approval for the drugs currently under development, (iii) successfully implement our research and development strategy with a view towards expanding and diversifying immensely increasingly our product line with a focus on higher margin products to a more diversified portfolio of products resulting in higher margins, (iv) leverage off of our competitive strengths in manufacturing to capture market share on our new product lines, (v) increase production capacity in our current plant, (vi) obtain FDA approval for our new facility in a timely manner, (vii) utilize our manufacturing efficiencies to enter into additional manufacturing and supply arrangements, (viii) enter into joint ventures and strategic alliances with companies whose strengths compliment ours, and (ix) create marketing and distribution channels for our existing and future products.

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO TWELVE-MONTHS ENDED JUNE 30, 2003 (All financial information for the twelve months ended June 30, 2003 is Unaudited)

                                             FOR THE TWELVE   FOR THE TWELVE
                                              MONTHS ENDED     MONTHS ENDED
                                              JUNE 30, 2004    JUNE 30, 2003
                                                AUDITED          UNAUDITED
                                             --------------   --------------
SALES, Net                                     $ 41,099,728     $ 27,522,243
COST OF SALES                                    31,304,893       22,500,414
      GROSS PROFIT                                9,794,835        5,021,829
                                             --------------   --------------
      Gross profit percentage                         23.83%           18.25%
                                             --------------   --------------

OPERATING EXPENSES
Selling, general and administrative expenses      4,124,261        2,485,863
Related party rent expense                           72,000           72,000
Research and development                            538,199          452,369
                                             --------------   --------------
TOTAL OPERATING EXPENSES                          4,734,460        3,010,232
                                             --------------   --------------
OPERATING INCOME                                  5,060,374        2,011,597
                                             --------------   --------------
OTHER INCOME (EXPENSES)
Related party interest expense                           --         (163,187)
Interest expense                                    (21,368)        (112,860)
Interest and other income                            69,451            8,229
                                             --------------   --------------
            TOTAL OTHER INCOME (EXPENSE)             48,084         (267,818)
                                             --------------   --------------
INCOME BEFORE  INCOME TAXES
INCOME TAX EXPENSE                                5,108,457        1,743,779
                                                  1,985,638          580,517
                                             --------------   --------------
NET INCOME                                     $  3,122,820     $  1,163,262
                                             ==============   ==============

Net Sales and Gross Profit

      Net sales for the fiscal year ended June 30, 2004 were $41.1 million compared to $27.5 million for the twelve-months ended June 30, 2003, an increase of 49.3% or $13.6 million. Our increase in sales was attributable to increased sales of Allopurinol, Atenolol and Naproxen which totaled approximately$13.8 million compared to approximately $1.8 million for the twelve-months ended June 30, 2003.

      We launched production of Naproxen in December 2001 and have experienced an increase in sales primarily as the result of customer awareness of our entry into this market and their willingness to increase orders. We did not sell Allopurinol during the twelve-months ended June 30, 2003.

      The increase in net sales was not attributable to any change in prices which, for our entire product line, remained stable.

      Gross   profit  for  the  fiscal  year  ended  June  30,  2004   increased
approximately $4.8 million, or 95%, to $9.8 million, compared to $5.0 million for the twelve-months ended June 30, 2003.

      In addition, our gross profit percentage increased 5.6 percentage points from 18.3% for the twelve-months ended June 30, 2003 to 23.8% for the fiscal year ended June 30, 2004. Our increased margins are primarily the result of the diversification of our product line to higher margin drugs as well as increased manufacturing efficiency.

      During the fiscal year ended June 30, 2004, two customers accounted for approximately 29% and 26% of total sales, respectively.

Cost of Sales

      Cost of sales increased $8.8 million to $31.3 million for the fiscal year ended June 30, 2004, or 39.1% from $22.5 million for the twelve-months ended June 30, 2003, primarily due to increased production and sales. Significant factors contributing to the increase are: (i) approximately $4.6 million, or 51.7% is attributable to the cost of raw materials, increased quantities of which were necessary due to increased production. Raw material prices were relatively constant during the period; (ii) approximately $2.0 million, or 23.0%, was for increased labor costs, including payroll taxes and benefits, and
(iii) approximately $750,000 or 8.5% is attributable to increased costs of packaging, lab and factory supplies.

      We continued to increase our production capabilities to satisfy increasing demand from existing customers. The increase in production is attributable to our continued efforts to grow our new product lines, as well as increased production of Ibuprofen.

Research and Development

      Research and development expenses for the fiscal year ended June 30, 2004 were approximately $538,000 compared to approximately $452,000 for the twelve-months ended June 30, 2003, an increase of approximately $86,000. Research and development expenses were primarily for materials, wages and biostudies for new drugs currently in development. We believe that research and development expenses will represent a substantially larger percentage of our net sales in the future as we seek to expand our product line.

Selling, General and Administrative

      Selling, general and administrative expenses were $4.1 million, in the fiscal year ended June 30, 2004, or 10.0% of net sales, compared to $2.5 million, or 9.0% of net sales, for the twelve-months ended June 30, 2003.

      Selling, general and administrative expenses for the fiscal year ended June 30, 2004 were primarily made up of salaries, including payroll taxes and benefits ($1,461,000), selling commissions ($577,000), freight expenses ($419,000), legal, accounting and other professional services ($587,000), insurance expense ($170,000) and utilities ($108,000). Salaries, including payroll taxes and benefits increased $863,000, or 144.1% from the twelve-months ended June 30, 2003 due to increases in staff to accommodate increased production. Selling commissions, utilities, insurance and freight similarly increased by 226.3%, 61.2%, 48.7% and 28.7% respectively, from the fiscal year ended June 30, 2003 due to increased production and sales.

Operating Income

      Operating income for the fiscal year ended June 30, 2004 increased approximately $3.1 million, or 151.6%, to approximately $5.1 million from approximately $2.0 million in the twelve-months ended June 30, 2003. The increase in operating income is primarily the result of our increasing net sales $13.6 million, diversification of our product line to higher margin drugs and increased manufacturing efficiencies.

Income Taxes

      Our provision for income taxes for the year ended June 30, 2004 increased approximately $1,405,000 to $1,986,000 when compared to $581,000 for the twelve-months ended June 30, 2003. This is primarily due to the 193.0% increase in income before income taxes of $3,365,000 when comparing $5,109,000 to $1,744,000 for the years ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We currently finance our operations and capital expenditures through cash flows from operations, bank loans, lines of credit, cash acquired in our reverse merger in May, 2003 and cash received from the exercises of stock options. Net income for the fiscal year ended June 30, 2004 was $3.1 million, an increase of $2.0 million from $1.1 million for the twelve-months ended June 30, 2003. Net cash provided by operating activities for the fiscal year ended June 30, 2004 was $1.9 million, as compared to $1.2 million for the same period last year. Net cash from operating activities during this period increased $2.0 million as a result of realizing $2.0 million in cash savings from the tax benefits associated wih the exercise of stock options, as well as depreciation and amortization expenses of $886,000. Net cash was substantially offet by increases in accounts receivable ($2.0 million) and inventories ($947,000). The increase in inventories occurred gradually throughout the fiscal year in order to accommodate increasing demand for our products. Net cash was also offset by a decrease of $784,000 in accounts payable, accrued expenses and other liabilities. Other items affecting our net cash provided from operating activities aggregated $370,000.

      During the fiscal year ended June 30, 2004, we were able to pay down bank loans aggregating $462,000 and bank lines of credit by $1.64 million, in total approximately $2.1 million. As discussed in Note 8, during the fiscal year ended June 30, 2004, we recently obtained a $21,000,000 credit facility consisting of:

o A $7,400,000 mortgage loan which is to be repaid with 119 monthly installments, based upon an amortization schedule of twenty years, and a balloon payment due in ten years for the balance.

o Two advised credit lines aggregating $6,600,000 primarily to acquire new equipment and for renovations of the Company's new Brookhaven, NY plant. The balance of the funds accessed through these credit lines will convert to fully amortizing five year term loans.

o A $2 million advised non-revolving secured facility for equipment purchases. Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into separate notes that fully amortize over 60 months.

o A $5,000,000 advised line of credit primarily for working capital and general corporate purposes.

      This new credit facility is collateralized by substantially all of our assets. At our option, interest will generally be calculated at (i) LIBOR plus 1.5% for 3 to 36 months periods, or (ii) at the Bank's then fixed prime rate. In addition, we will be required to comply with certain financial covenants. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2004. The credit lines are terminable by the Bank at any time as to undrawn amounts.

      Net cash used in investing activities was $2.9 million for the fiscal year ended June 30, 2004, which is as a result of increases in fixed assets of $2.4 million and the downpayment for a new facility of $2.0 million in Brookhaven, New York, offset by the collection of $1.5 million of notes receivable from our reverse merger with Atec Group, Inc., and the sale of property and equipment of $19,000. Net cash provided by financing activities was $1.5 million for the fiscal year ended June 30, 2004, which resulted from the receipt of $3.5 million from option exercises and $64,000 of additional cash received after the reverse merger transaction, less repayment of various bank lines and notes of approximately $2.1 million. Subsequent to June 30, 2004, the Company paid down the complete balance owing on the general lines of credit of $424,847.

      As a result of our cash flows from operations and financing activities during the fiscal year ended June 30, 2004, working capital increased $6.2 million to $11.7 million from $5.5 million at June 30, 2003.

      We believe our advised bank lines of credit, increased working capital, funds generated from operations and cash provided by option exercises will allow us to continue our expansion plans and will be sufficient to continue meet our operating requirements. We may nevertheless, choose to raise additional funds or seek other financing arrangements to facilitate more rapid expansion and additional research and development activities. There can be no assurance, however, that such additional funds will be available, or, if available, on commercially acceptable terms.

      At June 30, 2004, we had approximately $12.2 million in Federal net operating loss carryforwards ("NOLs") available to reduce future taxable income. These NOLs could result in savings of approximately $4.5 million in future income tax payments (although there will be no corresponding benefit on income tax expenses).

Accounts Receivable

      Our accounts receivable at June 30, 2004 was $6.8 million as compared to $4.9 million at June 30, 2003. This increase is primarily attributable to the increase in sales for the fiscal year ended June 30, 2004. The average number of days outstanding of our accounts receivable for the fiscal year ended June 30, 2004 was 51. 6 days and for the twelve-months ended June 30, 2003 was 60.5 days.

Inventory

      At June 30, 2004, our inventory was $5.5 million as compared to $4.6 million at June 30, 2003. We believe the increase in inventory is necessary in order to maintain our growth and overall customer demands. Our turnover of inventory was 6.19 turns at June 30, 2004 and 6.23 at June 30, 2003.

Accounts Payable

      Accounts payable, accrued expenses and other liabilities, in the aggregate, decreased approximately $769,000. We believed it was important to improve our relationships with key vendors. As such, during the fiscal year ended June 30, 2004, we reduced our overall accounts payable when compared to June 30, 2003.

Cash and Cash Equivalents

      During the year ended June 30, 2004, cash and cash equivalents increased $548,000 from $2,336,000 at June 30, 2003 to $2,885,000 at June 30, 2004,
primarily among other factor the result of: (i) collection of $1,524,000 of notes receivable associated with the reverse merger and (ii) through the collection of approximately $3,520,000 from the exercise of stock options. These inflows were offset by: (i) net cash used in operating activities of $1,947,000, consisting of net income of $3,123,000, offset by net funds used in operating activities of $1,176,000; (ii) the cash used for the acquisition of our new facility as well as new packaging equipment and other fixed assets aggregating $4,424,000; and (iii) repayment of various bank lines of credit and bank notes payable totaling approximately $2,102,000.

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

OUR OBLIGATIONS

      As of June 30, 2004, our obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                               DUE IN LESS         DUE                 DUE              DUE
                                                 THAN 1           IN 1-3             IN 4-5           AFTER 5
        OBLIGATION              TOTAL             YEAR            YEARS               YEARS            YEARS
---------------------------------------------------------------------------------------------------------------
Lines of credit(1)           $    424,847     $     424,847    $         --      $         --     $         --

Bank notes payable(1)        $  7,400,000     $     339,197    $    740,000      $     740,000    $   5,580,803

Operating leases             $  7,500,839     $     620,839    $    960,000      $     960,000    $   4,960,000
                             ------------     -------------    ------------      -------------    -------------

Total cash  obligations      $ 15,325,686     $   1,384,883    $  1,700,000      $   1,700,000    $  10,540,803
                             ============     =============    ============      =============    =============

(1) See "Bank Loans and Lines of Credit," below.

The following are financial covenants related to the lines of credit and bank loans:

      o Minimum debt service ratio of at least 1.25 : 1.0, on a semi-annual basis;

      o Maximum debt to net worth ratio of not more than 1.2 : 1.0, on an annual basis;

      o     Current Ratio not less than 1.5 : 1.0

All Ratios shall be tested quarterly, and Debt Service Coverage Ratio and Interest Coverage Ratio shall be on a rolling four-quarter basis.

We are in compliance with all of the above covenants.

Bank Loans and Lines of Credit

      Our advised credit lines and loans are fully described in Note 8 of the accompanying financial statements.

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

      We also lease approximately 23,175 square feet of office space at 69 Mall Drive in Commack, New York for some of our executive offices. The lease for this office space expires in May 2005. The annual lease payments are approximately $187,000 and we have sublet 18,500 square feet for $164,000 per year. During the remaining eleven months of this lease, we have sublet approximately18,500 square feet for $139,000.

FOR SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002
(All June 30, 2002 financial information is unaudited.)

Financial Highlights

o     Net sales  increased  27.3% or $3.2  million to $14.9  million  from $11.7 million.
o     Gross  profit  increased  27.0% or  $580,000  to $2.7  million  from  $2.1 million.
o Operating income increased 15.6% or $168,000 to $1.2 million from $1.0 million.
o     Net income increased 18.5% or $113,000 to $724,000 from $611,000.

Net Sales and Gross Profit

      Net sales for the six-month period ended June 30, 2003 were $15.0 million compared to $11.7 million for the six-month period ended June 30, 2002, an increase of 27.3% or $3.2 million. The increase in sales is primarily attributable to increased orders from our existing customers resulting from our increased production capacity. We launched production of Naproxen in December 2001. We have experienced an increase in our sales of Naproxen which is primarily the result of customer awareness of our entry into this market and their willingness to increase orders for Naproxen as they do for Ibuprofen. The increase in net sales was not attributable to any change in prices which, for our entire product line, remained stable. Gross profit for the six months ended June 30, 2003 was $2.7 million.

      During the six months ended June 30, 2003, two customers accounted for approximately 50% of total sales.

Cost of Sales

      Cost of sales increased $2.6 million to $12.2 million for the six-month period ended June 30, 2003, or 27.4% from $9.6 million for the six-month period ended June 30, 2002, primarily due to increased production and sales. Approximately $1.9 million, or 72.2% of this increase is attributable to the cost of raw materials, increased quantities of which were necessary due to increased production. Raw material prices were constant during the period. Approximately $386,000, or 14.7%, was for increased labor costs, including payroll taxes and benefits. Approximately $242,000 or 9.2% is attributable to increased costs of packaging, lab and factory supplies.

      We continued to increase our production capabilities to satisfy increasing demand from existing customers. The increase in production is attributable to our continued efforts to grow Naproxen, as well as increased production of Ibuprofen.

Research and Development

      Research and development expenses for the six-month period ended June 30, 2003 were $186,000 or 1% of net sales, compared to $149,000, or 1% of net sales for the same period in 2002, an increase of $37,000. Research and development expenses were used primarily for materials and biostudies for new drugs currently in development. We believe that research and development expenses will represent a substantially larger percentage of our net sales in the future as we seek to expand our product line.

Selling, General and Administrative

      Selling, general and administrative expenses were $1.3 million, in the six-month period ended June 30, 2003, or 8.5% of net sales, compared to $900,000, or 7.6% of net sales, for the same period in 2002.

      Selling, general and administrative expenses for the six-month period ended June 30, 2003 were primarily made up of salaries, including payroll taxes and benefits ($320,000), selling commissions ($91,000), freight expenses ($197,000), legal, accounting and other professional services ($252,000), insurance expense ($71,000), bad debts ($40,000), and utilities ($40,000). Salaries increased $40,000, or 14.3% from the six month period ended June 30, 2002 due to increases in staff to accommodate increased production. Legal, accounting and other professional services increased $204,000, or 429.7% from the six month period ended June 30, 2002. This increase is attributable to costs associated with the acquisition of Interpharm, Inc. by ATEC and the increased legal and accounting expenses resulting from being a public company. No sales were made to any customer whose balance was written off during the six month period ended June 30, 2003.

Operating Income

      Operating income for the six-month period ended June 30, 2003 increased $168,000 to $1.2 million as compared to $1.1 million, or 15.6% as compared to the same period ended June 30, 2002. The six-month period ended June 30, 2003 included an increase of approximately $204,000 of legal, professional and accounting costs, as compared to the same period in 2002. These increased expenses are the result of the acquisition of Interpharm, Inc., by ATEC which was consummated on May 30, 2003, and the legal and accounting fees associated with being a public company. For the six-month period ended June 30, 2002, there were no such fees.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations were $200,000 during the six-month period ended June 30, 2003. As a result of Interpharm, Inc.'s cash flows from operations during the six-month period ended June 30, 2003 and the sale of Atec Group, Inc.'s computer operations on May 30, 2003, working capital increased $2.9 million to $5.2 million from $2.3 million at December 31, 2002. We believe that Interpharm, Inc.'s working capital and cash provided by operating activities are sufficient to meet its operating needs for the next 12 months.

      Net cash used in investing activities for the six-month period ended June 30, 2003 was approximately $1.0 million related to the purchase of production equipment.

      During the six-month period ended June 30, 2003, we generated approximately $3.1 million including approximately $2.1 million (net of $190,000 of costs) from the reverse merger with ATEC and $1.1 million of proceeds from our bank credit line. The exercise of 2,187,863 options from July 1, 2003 to September 12, 2003 resulted in cash proceeds to us of $2.7 million. These options were outstanding prior to the closing of the transaction with ATEC. In addition, promissory notes in the amount of $1.5 million from the purchaser of Atec Group, Inc.'s computer business were collected subsequent to June 30, 2003.

      In August 2003, we increased our credit lines from $3.5 million (at December 31, 2002) to $7 million. In addition, we retired approximately $3.3 million in related party loans to Interpharm in exchange for our Series A-1 Preferred Stock. We believe that our increased liquidity will afford us the opportunity to increase our Research and Development expenditures on a more aggressive pace than in previous years.

      At June 30, 2003, we have approximately $7.7 million in Federal net operating loss carryforwards ("NOLs") available to reduce future taxable income. These NOLs could result in savings of up to $3.0 million in future income tax payments (although there will be no effect on income tax expenses).

      In addition, the exercise of 2,251,382 employee stock options and warrants from July 1, 2003 to September 24, 2003 resulted in additional future tax deductions approximating $9.0 million which could result in cash savings of up to $3.0 million.

Accounts Receivable

      Our accounts receivable at June 30, 2003 was $4.9 million as compared to $4.2 million at December 31, 2002. This increase is primarily attributable to the increase in sales for the six-month period ended June 30, 2003. The average number of days outstanding of our accounts receivable for the six-month period ended June 30, 2003 consistently ranged from 54 to 59 days. Inventory

      In late 2000 and early 2001, Interpharm, Inc. commenced a program to increase inventory production levels to meet demand created by increasing sales. At June 30, 2003, our inventory increased to $4.6 million from $3.4 million at December 31, 2002, which is a level we believe to be sufficient to meet current demand.

Accounts Payable

      The accounts payable, accrued expenses and other liabilities increased approximately $1.2 million and amounts due on our working capital credit line increased $1.1 million from December 31, 2002. This increase is primarily attributable to increased inventory production to meet demand.

Cash and Cash Equivalents

      Cash and cash equivalents at June 30, 2003 were $2.3 million as compared to $106,000 at December 31, 2002, an increase of $2.2 million. This increase is primarily attributable to the proceeds from the sale of ATEC computer operations, Interpharm, Inc.'s cash flow from operating activities and net bank borrowings of approximately $1.0 million. Offsetting these events were equipment purchases of $1,031,000 during the six month period ending June 30, 2003.

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

      From time to time in the past, Interpharm, Inc.'s shareholders, directors, and officers had made loans to it for working capital. As of December 31, 2002, each of theses loans was paid by Interpharm, Inc. with the exception of a loan with a $3.0 million principal balance from Dr. Maganlal K. Sutaria to Interpharm, Inc. and a $311,375 loan from a shareholder. Both loans were converted into Series A-1 preferred stock on May 30, 2003.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

Financial Highlights

      o Net sales increased 32% or $5.9 million to $24.3 million from $18.4 million.
      o Gross profit increased 27% or $0.9 million to $4.4 million from $3.5 million.
      o Operating income increased 80% or $0.8 million to $1.8 million from $1.0 million.
      o     Net income increased 104% or $535,854 to $1,050,419 from $514,565.

Net Sales and Gross Profit

      Net sales for the fiscal year ended December 31, 2002 were $24.3 million compared to $18.4 million for the fiscal year ended December 31, 2001, an increase of $5.9 million. Of this 32% increase in net sales approximately $5.1 million is attributable to increased orders from existing customers spread evenly across Interpharm, Inc.'s product lines and resulting from Interpharm, Inc.'s increased production capacity and $800,000 is attributable to the introduction of Naproxen to Interpharm, Inc.'s product line. The increase in net sales was not attributable to any change in prices which, for all products in Interpharm, Inc.'s product line, remained stable from the fiscal year ended December 31, 2001 to the year ended December 31, 2002. Gross profit for the year ended December 31, 2002 was $4.4 million, an increase of 22% or $900,000 from the $3.5 million for the prior year.

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

      Selling, general and administrative expenses for the fiscal year ended December 31, 2002 were primarily made up of salaries ($492,000), selling commissions ($164,000), freight expenses ($370,000), legal, accounting and other professional services ($328,000), repairs and maintenance costs ($74,000) and insurance expense ($23,000). Salaries increased $37,000 due to increases in staff to accommodate increased production. In addition, bad debt expense decreased by $214,000 due to the write-off of one customer balance in the preceding year and write-offs occurring during the year ended December 31, 2002 were $47,000. No sales were made to the customer whose balance was written off in the fiscal year ended December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 2002

      Cash flows from operations were $1,747,585 during the fiscal year ended December 31, 2002, $906,343 during year ended December 31, 2001 and $353,293 during 2000. As a result of Interpharm, Inc.'s cash flows from operations during fiscal 2002, working capital increased $0.2 million to $2.3 million from $2.1 million in 2001.

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

CRITICAL ACCOUNTING POLICIES

      Management's discussion and analysis of financial condition and results of operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that Interpharm make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Interpharm evaluates judgments and estimates made, including those related to revenue recognition, inventories, income taxes and contingencies including litigation. Interpharm bases its judgments and estimates on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We consider the following accounting policies to be most critical in understanding the more complex judgments that are involved in preparing its financial statements and the uncertainties that could impact results of operations, financial condition and cash flows.

      Revenue from the sale of Interpharm products are recognized upon shipment of the product. Upon a review of specific accounts and historical experience we record, when necessary, a provision for allowances, chargebacks, returns and other sales credits based. These provisions have been recorded as a reduction of sales in the consolidated statements of income.

      We purchase raw materials from two suppliers, which are manufactured into finished goods and sold back to such suppliers as well as to other customers. We can, and do, purchase raw materials from other suppliers. We also (i) have the general inventory risk of loss associated with the raw materials purchased; (ii) negotiate the selling price for the finished product; (iii) significantly change the raw material into a finished product based upon our specifications, and (iv) have the option to obtain the raw materials from alternate sources. These factors among others, qualify us as the principal under the indicators set forth in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent." If the terms and substance of the arrangement change, such that we no longer qualify to report these transactions on a gross reporting basis, our net income and cash flows would not be affected. However, our sales and cost of sales would both be reduced by a similar amount.

Allowance for Doubtful Accounts

      We record allowances for doubtful accounts based upon customer specific analysis and assessment of past-due balances. Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer specific circumstances. The allowance for doubtful accounts was $74,166 at June 30, 2004 and $47,776 at June 30, 2003.

Inventory

      Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials and manufacturing. We continually evaluate the carrying value of our inventories and when factors such as expiration dates and spoilage indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are disposed of and completely written off in the period incurred.

Income Taxes

      We account for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Our net deferred tax asset at June 30, 2004 was $4,182,000 and $2,561,400 at June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, and revised in December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R ("FIN 46"), "Consolidation of Variable Interest Entities." Prior to the issuance of this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. For these purposes, variable interests held by related parties should be combined with the reporting entity. FIN 46 is effective for our Company. The adoption of FIN 46 had no impact on our financial position, results of operation or cash flows.

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

ITEM 7A.     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Our principal financial instrument currently is a $22.0 million credit facility. At June 30, 2004, $7.4 million mortgage note payable and borrowings of $425,000 under the line of credit was outstanding. The $425,000 borrowings were repaid subsequent to June 30, 2004. Any obligations created under this credit facility incur interest calculated at our option at (i) LIBOR plus 1.5% for periods ranging in length from 3 to 36 months, or (ii) at the Bank's then fixed prime rate. As of June 30, 2004, the interest rates on the borrowings and mortgage note payable were 4.5% and 2.86%, respectively. We are required to comply with certain financial covenants. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2004. The credit lines are terminable by the Bank at any time as to undrawn amounts.

      We do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.

      Due to the nature of our borrowings as described above and our relatively small amount of short-term investments, we have concluded that there is no material risk exposure which could occur as a result of possible changes in market interest rates.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements, including the notes thereto, together with the report from our independent registered public accounting firm are presented beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      During the previous two fiscal years, and the subsequent interim period, our accountant has not resigned, declined to stand for re-election and was not dismissed. During the previous two fiscal years, and the subsequent interim period, there were no material disagreements with Interpharm, Inc.'s accountant with respect to any matter.

      Following the acquisition of Interpharm, Inc. by Atec Group, Inc., on June 9, 2003, we dismissed Weinick Sanders Leventhal & Co., LLP ("WSLCO") as our independent accountant. WSLCO had been previously engaged as the principal accountant to audit Atec Group, Inc.'s financial statements. The reason for the termination was the acquisition of Interpharm, Inc., which is now our primary business unit and which has been audited by the firm of Marcum & Kliegman LLP. We believe that it is in our best interests to have Marcum & Kliegman LLP continue to work with us.

      WSLCO's report on Atec Group, Inc.'s financial statements for the previous two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

      The decision to change accountants was recommended by our Board of Directors and approved by the Audit Committee of our Board of Directors.

      During our two most recent fiscal years, and the subsequent interim periods, there were no disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure, which disagreements, if not resolved to the satisfaction of our accountants, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

      On June 11, 2003, we retained Marcum & Kliegman LLP as our independent accountant. Marcum & Kliegman LLP is located at 130 Crossways Park Drive, Woodbury, New York 11797.

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

      At the conclusion of the period ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

      On September 20, 2004, our independent registered accounting firm Marcum & Kliegman, LLP ("MK"), informed us and our Audit Committee of the Board of Directors that in connection with their review of our financial results for the fiscal year ended June 30, 2004, MK had discovered a condition which they deemed to be a material weakness in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board). MK noted the lack of adequate internal control / review procedures required to properly and timely record customer chargebacks. Management has informed MK and the Audit Committee that it is modifying its internal control / review procedures in such a manner that it believes will prevent reoccurrences of this deficiency. The impact of the above condition was isolated to the fiscal quarter ended June 30, 2004, and did not affect the results of any prior periods.

ITEM 9B      OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to the section entitled "Directors and Executive Officers of the Registrant " of the 2004 Proxy Statement.


ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation " of the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters " of the 2004 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of the 2004 Proxy Statement.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1) FINANCIAL STATEMENTS

      The following financial statements of Interpharm Holdings, Inc., are included herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003

Consolidated Statements of Income for the year ended June 30, 2004, for the six-months ended June 30, 2003 and 2002 and for the years ended December 31, 2002 and 2001

Consolidated Statement of Stockholders' Equity for the year ended June 30, 2004, for the six-months ended June 30, 2003 and 2002 and for the years ended December 31, 2002 and 2001

Consolidated Statements of Comprehensive Income for the year ended June 30, 2004, for the six-months ended June 30, 2003 and 2002 and for the years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the year ended June 30, 2004, for the six-months ended June 30, 2003 and 2002 and for the years ended December 31, 2002 and 2001

      (2) OTHER SCHEDULES

      All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

      (3) EXHIBITS

      See (c) below.

(b)   REPORTS ON FORM 8-K

      We filed the following reports on Form 8-K in the quarter ended June 30, 2004:

REPORT DATE             ITEM REPORTED
-----------             -------------

June 30, 2004           The June 29, 2004 closing of the acquisition of a 92,000
                        square foot facility on thirty seven acres of land, located in Brookhaven, New York.


June 11, 2004           The  conversion of a portion of our Series K convertible
                        preferred stock.

May 17, 2004            Announcing  our  financial  results  for the  three  and
                        nine-months ended March 31, 2004.

April 21, 2004          Announcing  the  resignation of Bhupatlal K. Sutaria and
                        Praveen Bhutani as directors and the appointment as Directors of Dr. Mark Goodman and James Charles.

(c)   EXHIBITS

NUMBER      DESCRIPTION

3.1         Certificate of Incorporation of the Company; (1)
3.2 Certificate of Amendment of Certificate of Incorporation, filed October 21, 1992; (1)
3.3         By-laws of the Company; (1)
3.4 Certificate of Amendment of Certificate of Incorporation, filed December 22, 1992; (1)
3.5 Form of Certificate of Powers, Designations, Preferences and Rights of the Series A 10% Cumulative Convertible Preferred Stock; (1)
3.6 Certificate of Powers, Designations, Preferences and Rights of the Series K Convertible Preferred Stock; (1)
3.7 Certificate of Powers, Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock; (1)
4.7         Form of Common Stock Certificate; (1)
4.9         Form of Preferred Stock Certificate; (1)
10.1        November 25, 2002 Capital Stock Exchange Agreement; (2)
10.2        January 24, 2002 agreement between  Interpharm,  Inc. and URL/Mutual
            (3);
10.3        Form  of  Employment   Agreements  for  Interpharm  Holdings,   Inc.
            employees (3);

10.4 December 5, 2002 Department of Veterans Affairs acceptance of Interpharm, Inc.'s bid to supply Ibuprofen Tablets (3);
10.5        Contract  of  Sale for  Land  and  Building  at  50 Horseblock Road,
            Yaphank, N.Y.
21.1        List of Subsidiaries;
23.1        Consent of Marcum & Kliegman, LLP;
31.1 Certification of Dr. Maganlal K. Sutaria pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2 Certification of George Aronson pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
99.1        Form of Incentive Stock Option Agreement (3);
99.2        Form of Non-Qualified Stock Option Agreement (3);
99.3        Interpharm Holdings, Inc. Code of Ethics;
99.4        Interpharm Holdings, Inc. Nominating Committee Charter.

Footnotes:

1.    Incorporated  by  reference  from  Registration  Statement  on  Form  SB-2
      registration  no.  33-54356   filed by the Company with the Securities and
      Exchange Commission on November 9, 1992.

2. Annexed to our Current Report on Form 8-K filed on November 26, 2002 and incorporated herein by reference;

3. Annexed to our Transition Report on Form 10-K filed on September 29, 2003 and incorporated herein by reference.

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERPHARM HOLDINGS, INC.


                                  By:  /s/ Dr. Maganlal K. Sutaria
                                  ----------------------------------------------
                                  Dr. Maganlal K. Sutaria, Chief Executive
                                  Officer and Chairman of the Board of Directors

Dated:   September 28, 2004

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ George Aronson                                            September 28, 2004
---------------------------------------------------
George Aronson, Chief Financial Executive Officer


/s/ Bhupatlal K. Sutaria                                      September 28, 2004
---------------------------------------------------
Bhupatlal K. Sutaria, President and Treasurer


/s/ Surinder Rametra                                          September 28, 2004
---------------------------------------------------
Surinder Rametra, Director of Corporate Development
and Director


/s/ Dr. Mark Goodman                                          September 28, 2004
---------------------------------------------------
Dr. Mark Goodman, Director


/s/ Stewart Benjamin                                          September 28, 2004
---------------------------------------------------
Stewart Benjamin, Director


/s/ David Reback                                              September 28, 2004
---------------------------------------------------
David Reback, Director


/s/ James Charles                                             September 28, 2004
---------------------------------------------------
James Charles, Diretor

/s/ Cameron Reid                                              September 28, 2004
---------------------------------------------------
Cameron Reid, Director

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

  For the Year Ended June 30, 2004, for the Six Months Ended June 30, 2003 and
      2002 (Unaudited) and for the Years Ended December 31, 2002, and 2001

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-10

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM

To the Audit Committee of
Interpharm Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Interpharm Holdings, Inc. and Subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for the year ended June 30, 2004, the six month period ended June 30, 2003 and for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpharm Holdings, Inc. and Subsidiaries at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for the year ended June 30, 2004, the six month period ended June 30, 2003 and the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman  LLP

Woodbury, New York
September 15, 2004

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS


                                                               June 30,
                                                     ---------------------------
                                                        2004             2003
                                                     ---------------------------
CURRENT ASSETS
 Cash and cash equivalents                           $ 2,884,639     $ 2,336,203
 Marketable securities, at fair market value              36,791          48,462
 Accounts receivable, net                              6,849,778       4,930,109
 Notes receivable, current                                    --       1,000,000
 Inventories, net                                      5,530,161       4,583,205
 Prepaid expenses and other current assets               453,157         224,149
 Deferred tax assets                                   1,280,000          23,500
                                                     -----------     -----------

     Total Current Assets                             17,034,526      13,145,628

 Land, building and equipment, net                    15,007,132       4,085,302
 Notes receivable, long-term                                  --         524,092
 Deferred tax assets                                   2,902,000       2,537,900
 Deposits                                                224,287          45,873
                                                     -----------     -----------

        TOTAL ASSETS                                 $35,167,945     $20,338,795
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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       June 30,
                                                                             ----------------------------
                                                                                 2004            2003
                                                                             ----------------------------
CURRENT LIABILITIES
  Current maturities of bank debt                                            $    764,014    $  2,289,034
  Accounts payable, accrued expenses and other liabilities                      4,545,345       5,314,341
                                                                             ------------    ------------

       Total Current Liabilities                                                5,309,359       7,603,375
                                                                             ------------    ------------

OTHER LIABILITIES
  Bank debt, less current maturities                                            7,060,833         237,521
  Other liabilities                                                                14,968          29,535
                                                                             ------------    ------------

       Total Other Liabilities                                                  7,075,801         267,056
                                                                             ------------    ------------

       TOTAL LIABILITIES                                                       12,385,160       7,870,431
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares authorized; issued and outstanding -
   6,902,963 and 7,300,876, respectively; aggregate
   liquidation preference of $5,494,080                                           348,042         352,021
  Common stock, $.01 par value,70,000,000 shares  authorized;
   shares issued - 25,591,311 and 15,671,649 respectively                         255,913         156,717
  Additional paid-in capital                                                   19,184,291      12,076,237
  Accumulated other comprehensive (loss) income                                       (92)         11,579
  Retained earnings                                                             3,792,499         669,678
  Treasury stock at cost, 624,145 shares                                         (797,868)       (797,868)
                                                                             ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY                                              22,782,785      12,468,364
                                                                             ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 35,167,945    $ 20,338,795
                                                                             ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                               Year Ended         Six Months Ended June 30,          Year Ended December 31,
                                                June 30,        -------------------------------------------------------------
                                                  2004             2003             2002               2002          2001
                                               ------------------------------------------------------------------------------
                                                                                 (Unaudited)
 SALES, Net                                    $41,099,728      $14,953,438      $11,743,440        $24,312,245   $18,435,446

 COST OF SALES (including related party
  rent expense of $408,000 for the year
  ended June 30, 2004, $204,000 for the
  six months ended June 30, 2003 and
  2002 and $408,000 and $399,500 for
  the years ended December 31, 2002
  and 2001, respectively)                       31,304,893       12,214,822        9,587,344         19,872,936    14,939,725
                                              ------------     ------------     ------------       ------------   -----------

        GROSS PROFIT                             9,794,835        2,738,616        2,156,096          4,439,309     3,495,721
                                              ------------     ------------     ------------       ------------  ------------
 OPERATING EXPENSES
   Selling, general and
    administrative expenses                      4,124,261        1,274,445          896,276          2,107,694     1,966,098
   Loss on disposal of equipment                        --               --               --                 --       313,166
   Related party rent expense                       72,000           36,000           36,000             72,000        70,500
   Research and development                        538,199          185,601          148,850            415,618       110,000
                                              ------------     ------------     ------------       ------------  ------------

        TOTAL OPERATING EXPENSES                 4,734,460        1,496,046        1,081,126          2,595,312     2,459,764
                                              ------------     ------------     ------------       ------------  ------------

        OPERATING INCOME                         5,060,375        1,242,570        1,074,970          1,843,997     1,035,957
                                              ------------     ------------     ------------       ------------  ------------

 OTHER INCOME (EXPENSES)
   Related party interest expense                       --          (69,125)         (94,063)          (188,125)     (188,126)
   Interest expense                                (21,367)         (63,299)         (52,542)          (102,103)     (119,434)
   Interest and other income                        69,451            8,166               --                 63           452
                                              ------------     ------------     ------------       ------------  ------------

        TOTAL OTHER INCOME (EXPENSES)               48,084         (124,258)        (146,605)          (290,165)     (307,108)
                                              ------------     ------------     ------------       ------------  ------------

        INCOME BEFORE  INCOME TAXES              5,108,459        1,118,312          928,365          1,553,832       728,849

 PROVISION FOR INCOME TAXES                      1,985,638          394,667          317,563            503,413       214,284
                                              ------------     ------------     ------------       ------------  ------------

        NET INCOME                            $  3,122,821     $    723,645     $    610,802       $  1,050,419  $    514,565
                                              ============     ============     ============       ============  ============

 EARNINGS PER SHARE
   Basic earnings per share                   $       0.16     $       0.08     $       0.07       $       0.13  $       0.06
                                              ============     ============     ============       ============  ============
   Diluted earnings per share                 $       0.04     $       0.02     $       0.02       $       0.03  $       0.01
                                              ============     ============     ============       ============  ============

   Basic weighted average shares outstanding    17,594,979        7,721,524        6,151,178          6,151,178     6,151,178
                                              ============     ============     ============       ============  ============
   Diluted weighted average shares and
    equivalent shares outstanding               68,637,185       41,664,357       35,935,062         35,935,062    35,935,062
                                              ============     ============     ============       ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBISIDARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                                 Additional
                                                         Preferred Stock                  Common Stock             Paid-In
                                                       Shares        Amount           Shares        Amount         Capital
                                                   --------------------------------------------------------------------------

BALANCE - January 1, 2001                             2,050,393    $     20,504       6,151,178   $     61,512   $  2,287,984

Unrealized gain on marketable securities, net                --              --              --             --             --

Net income                                                   --              --              --             --             --
                                                   ------------    ------------    ------------   ------------   ------------

BALANCE - December 31, 2001                           2,050,393          20,504       6,151,178         61,512      2,287,984

Unrealized loss on marketable securities, net                --              --              --             --             --

Net income                                                   --              --              --             --             --
                                                   ------------    ------------    ------------   ------------   ------------

BALANCE - December 31, 2002                           2,050,393          20,504       6,151,178         61,512      2,287,984

Outstanding equity securities of
 ATEC Group, Inc.                                       395,094         282,963       9,495,471         94,955      6,494,432

Conversion of related party notes payable to
 Series A-1 preferred stock                           4,855,389          48,554              --             --      3,262,821


Shares issued for option exercised                           --              --          25,000            250         31,000

Unrealized gain on marketable securities, net                --              --              --             --             --

Net income                                                   --              --              --             --             --
                                                   ------------    ------------    ------------   ------------   ------------


BALANCE - June 30, 2003                               7,300,876         352,021      15,671,649        156,717     12,076,237


Shares issued for options and warrants exercised             --              --       3,535,887         35,358      3,484,784

Tax benefit in connection
 with exercise of stock options                              --              --              --             --      3,679,100

Adjustments related to reverse merger                        --              --           4,000             40          3,989

Conversion of Series J preferred stock                 (105,000)         (1,050)        105,000          1,050             --

Conversion of Series K preferred stock                 (292,913)         (2,929)      6,274,775         62,748        (59,819)

Unrealized loss on marketable securities, net                --              --              --             --             --

Net income                                                   --              --              --             --             --
                                                   ------------    ------------    ------------   ------------   ------------

BALANCE - June 30, 2004                               6,902,963    $    348,042      25,591,311   $    255,913   $ 19,184,291
                                                   ============    ============    ============   ============   ============

                                                   Accumulated
                                                      Other          Retained                                         Total
                                                   Comprehensive     Earnings/           Treasury Stock           Stockholders'
                                                   Income (Loss)     (Deficit)        Shares         Amount          Equity
                                                   ---------------------------------------------------------------------------

BALANCE - January 1, 2001                          $    (14,529)   $ (1,618,951)             --   $         --    $    736,520

Unrealized gain on marketable securities, net            16,972              --              --             --          16,972

Net income                                                   --         514,565              --             --         514,565
                                                   ------------    ------------    ------------   ------------    ------------

BALANCE - December 31, 2001                               2,443      (1,104,386)             --             --       1,268,057

Unrealized loss on marketable securities, net            (3,334)             --              --             --          (3,334)

Net income                                                   --       1,050,419              --             --       1,050,419
                                                   ------------    ------------    ------------   ------------    ------------

BALANCE - December 31, 2002                                (891)        (53,967)             --             --       2,315,142

Outstanding equity securities of
 ATEC Group, Inc.                                            --              --         624,145       (797,868)      6,074,482

Conversion of related party notes payable to
 Series A-1 preferred stock                                  --              --              --             --       3,311,375

Shares issued for option exercised                           --              --              --             --          31,250

Unrealized gain on marketable securities, net            12,470              --              --             --          12,470

Net income                                                   --         723,645              --             --         723,645
                                                   ------------    ------------    ------------   ------------    ------------

BALANCE - June 30, 2003                                  11,579         669,678         624,145       (797,868)     12,468,364

Shares issued for options and warrants exercised             --              --              --             --       3,520,142

Tax benefit in connection
 with exercise of stock options                              --              --              --             --       3,679,100

Adjustments related to reverse merger                        --              --              --             --           4,029

Conversion of Series J preferred stock                       --              --              --             --              --

Conversion of Series K preferred stock                       --              --              --             --              --

Unrealized loss on marketable securities, net           (11,671)             --              --             --         (11,671)

Net income                                                   --       3,122,821              --             --       3,122,821
                                                   ------------    ------------    ------------   ------------    ------------

BALANCE - June 30, 2004                            $        (92)   $  3,792,499         624,145   $   (797,868)   $ 22,782,785
                                                   ============    ============    ============   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                      Year Ended     Six Months Ended June 30,      Year Ended December 31,
                                       June 30,      -------------------------------------------------------
                                         2004           2003           2002           2002          2001
                                      ----------------------------------------------------------------------
                                                                   (Unaudited)
NET INCOME                            $ 3,122,821    $   723,645   $   610,802    $ 1,050,419    $   514,565

OTHER COMPREHENSIVE INCOME
  Unrealized (loss) gain
   on marketable securities, net          (11,671)        12,470        (3,677)        (3,334)        16,972
                                      -----------    -----------   -----------    -----------    -----------

         TOTAL COMPREHENSIVE INCOME   $ 3,111,150    $   736,115   $   607,125    $ 1,047,085    $   531,537
                                      ===========    ===========   ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                 Year Ended     Six Months Ended June 30,       Year Ended December 31,
                                                  June 30,      --------------------------------------------------------
                                                    2004           2003           2002           2002           2001
                                                 -----------------------------------------------------------------------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $ 3,122,821    $   723,645    $   610,802    $ 1,050,419    $   514,565
                                                 -----------    -----------    -----------    -----------    -----------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                    886,141        317,034        221,253        494,986        378,208
    Deferred tax expense (benefit)                 1,998,500        116,100         58,000         79,500        (32,000)
    Accrued interest on related party loans               --          6,625         94,063        188,125        188,126
    Provision for doubtful accounts                   40,000         40,200             --         47,165        261,641
    (Gain) loss on disposal of equipment              (2,554)            --             --             --        313,166
  Changes in operating assets and liabilities:
    Accounts receivable                           (1,959,669)      (812,167)      (417,855)      (308,583)    (2,465,379)
    Inventories                                     (946,956)    (1,194,106)      (471,685)    (1,219,985)       439,690
    Prepaid expenses and other current assets       (229,008)      (152,671)       (42,306)        76,195        (13,305)
    Deposits                                        (178,414)            --             --             --             --
    Accounts payable, accrued expenses
     and other liabilities                          (783,563)     1,155,772        679,806      1,339,713      1,321,631
                                                 -----------    -----------    -----------    -----------    -----------

       TOTAL ADJUSTMENTS                          (1,175,523)      (523,213)       121,276        697,116        391,778
                                                 -----------    -----------    -----------    -----------    -----------

       NET CASH PROVIDED BY OPERATING ACTIVITIES   1,947,298        200,432        732,078      1,747,535        906,343
                                                 -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities                       --             --        (19,011)       (19,011)            --
  Proceeds from notes receivable                   1,524,092             --             --             --             --
  Proceeds from sale of equipment                     19,000             --             --             --             --
  Purchases of land, building and equipment       (4,424,417)    (1,031,403)      (730,859)    (1,184,210)      (964,259)
                                                 -----------    -----------    -----------    -----------    -----------

       NET CASH USED IN INVESTING ACTIVITIES     $(2,881,325)   $(1,031,403)   $  (749,870)   $(1,203,221)   $  (964,259)
                                                 -----------    -----------    -----------    -----------    -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                         Year Ended    Six Months Ended June 30,       Year Ended December 31,
                                          June 30,     --------------------------------------------------------
                                            2004          2003           2002           2002           2001
                                         ----------------------------------------------------------------------
                                                                      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from bank debt   $(2,101,708)   $   962,625   $   (98,454)   $  (214,662)   $   428,998
Due to related parties                            --             --       (24,000)      (807,721)      (214,500)
Cash received in
 reverse merger transaction                   64,029      2,067,510            --             --             --
Proceeds from options
 and warrants exercised                    3,520,142         31,250            --             --             --
                                         -----------   -----------    -----------    -----------    -----------
     NET CASH PROVIDED BY
      (USED IN) FINANCING
      ACTIVITIES                           1,482,463      3,061,385      (122,454)    (1,022,383)       214,498
                                         -----------    -----------   -----------    -----------    -----------
     NET INCREASE (DECREASE)
      IN CASH AND
      CASH EQUIVALENTS                       548,436      2,230,414      (140,246)      (478,069)       156,582

     CASH AND CASH
      EQUIVALENTS - Beginning              2,336,203        105,789       583,858        583,858        427,276
                                         -----------    -----------   -----------    -----------    -----------
     CASH AND CASH
      EQUIVALENTS - Ending               $ 2,884,639    $ 2,336,203   $   443,612    $   105,789    $   583,858
                                         ===========    ===========   ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
       Interest                         $     21,367    $   125,799   $    52,542    $   412,230    $   332,135
       Income Taxes                     $    110,013    $   348,302   $   227,728    $   405,047    $   184,905


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      Year Ended    Six Months Ended June 30,    Year Ended December 31,
                                       June 30,     ----------------------------------------------------
                                         2004           2003          2002         2002          2001
                                     -------------------------------------------------------------------
                                                                  (Unaudited)
Non-cash investing
 and financing activities:

  Mortgage loan utilized to acquire
   new facility (Note 6)             $ 7,400,000    $        --    $       --   $        --   $       --
                                     ===========    ===========    ==========   ===========   ==========
  Conversion of related
   party notes payable to
   Series A-1 preferred stock        $        --    $ 3,311,375    $       --   $        --   $       --
                                     ===========    ===========    ==========   ===========   ==========

  Reverse merger (Note 1)
    Cash received, net of $190,051
     of transaction costs paid
     in 2003                         $    64,029    $ 2,067,510    $       --   $        --   $       --
    Equipment                                 --         11,965            --            --           --
    Notes receivable                          --      1,524,092            --            --           --
    Deposits                                  --         34,494            --            --           --
    Deferred tax assets                  (60,000)     2,610,000            --            --           --
    Accounts payable                          --       (144,044)           --            --           --
    Other liabilities                         --        (29,535)           --            --           --
                                     -----------    -----------    ----------   -----------   ----------

    Net assets obtained in reverse
     merger transaction              $     4,029    $ 6,074,482    $       --   $        --   $       --
                                     ===========    ===========    ==========   ===========   ==========


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

      Reverse Merger

      On May 30, 2003, Interpharm, Inc. was acquired by ATEC Group, Inc. ("ATEC"), which simultaneously changed its name to Interpharm Holdings, Inc. In this transaction, ATEC acquired all of the issued and outstanding shares of Interpharm, Inc. in exchange for both ATEC common stock and Series K Convertible Preferred Stock ("Series K"), which totaled approximately 48% of ATEC's voting securities after the transaction was consummated.

      ATEC issued to the stockholders of Interpharm, Inc. a total of 6,151,178 shares of common stock and 2,050,393 shares of Series K in exchange for all outstanding shares of Interpharm, Inc. In addition, Interpharm, Inc. assumed the equity structure of ATEC, which comprised of 9,495,471 shares of common stock, less 624,145 shares of treasury stock and four classes of preferred stock totaling 395,094 shares. For additional information concerning these equity securities, please see Note 12.

      Since this transaction is in substance, a recapitalization of Interpharm, Inc. and not a business combination, the reverse merger with ATEC has been recorded based on the fair value of ATEC's net tangible assets, which consist primarily of cash, equipment, notes receivable, deposits and a deferred tax asset with an aggregate value of $6,078,511 (net of transaction costs of $190,051). Accordingly, pro forma information is not presented. The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Interpharm, Inc. for all periods prior to the consummation of the reverse merger.

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

      The Company purchases raw materials from two suppliers, which are manufactured into finished goods and sold back to such suppliers as well as to other customers. The Company can, and does, purchase raw materials from other suppliers. Pursuant to Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company recorded sales to, and purchases from, these suppliers on a gross basis. Sales and purchases were recorded on a gross basis since the Company (i) has a risk of loss associated with the raw materials purchased, (ii) converts the raw material into a finished product based upon Company developed specifications, (iii) has other sources of supply of the raw material, and (iv) has credit risk related to the sale of such product to the suppliers. For the year ended June 30, 2004, the six month periods ended June 30, 2003 and 2002 and for the years ended December 31, 2002 and 2001, the Company purchased raw materials from the two suppliers totaling approximately $12,367,000, $3,573,000, $3,693,000, $6,805,000 and
      $2,189,000, respectively and sold finished goods to such suppliers totaling approximately $22,625,000, $5,795,000, $5,290,000, $10,745,000
      and $3,601,000, respectively.

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

      The effect of the recapitalization of Interpharm, Inc. has been given retroactive application in the earnings per share calculation. The common stock issued and outstanding with respect to the pre-merger ATEC Group, Inc. has been included since the effective date of the reverse merger. In accordance with EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," the Company uses the two-class method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method is used to calculate the effect of the participating Series K on diluted EPS. The adoption of EITF Issue No. 03-6 did not require any changes to the Company's calculation of EPS.

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

      Allowance for Doubtful Accounts

      The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

      Inventories

      Inventories are valued at the lower of cost (first-in, first-out basis) or market value. Losses from the write-down of damaged, nonusable, or otherwise nonsalable inventories are recorded in the period in which they occur.

      Land, Building and Equipment

      Land, building and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in income.

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

      Income Taxes

      The Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated Income tax return.

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

      Shipping Costs

      The Company's shipping and handling costs are included in selling, general and administrative expenses. For the year ended June 30, 2004, the six months ended June 30, 2003 and 2002 and for the years ended December 31, 2002 and 2001, shipping and handling costs approximated $419,000, $198,000, $181,000, $370,000 and $248,000, respectively.

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

      Concentrations and Fair Value of Financial Instruments

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. At June 30, 2004, the Company has cash investments totaling approximately $4,192,000 at two financial institutions. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 14. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair values of financial instruments approximates their recorded value.

      Reclassification

      Certain accounts in the prior period's financial statements have been reclassified for comparative purposes to conform with the presentation in the current period's financial statements. These reclassifications have no effect on previously reported income.

      Stock Based Compensation

      At June 30, 2004, the Company had two stock-based employee plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

      Stock Based Compensation, continued

                                   Year Ended   Six Months          Year Ended
                                    June 30,   Ended June 30,      December 31,
                                     2004          2003         2002          2001
                                  ---------------------------------------------------
Net income as Reported            $ 3,122,821   $ 723,645   $ 1,050,419   $   514,565

  Less: Stock-based employee
   compensation expense
   determined under fair value-
   based method for all awards,
   net of income tax                  803,544      60,000            --            --
                                  -----------   ---------   -----------   -----------

  Pro forma                       $ 2,319,277   $ 663,645   $ 1,050,419   $   514,565
                                  ===========   =========   ===========   ===========
  Basic net income per share
    As reported                   $       .16   $     .08   $       .13   $       .06
                                  ===========   =========   ===========   ===========
    Pro forma                     $       .11   $     .07   $       .13   $       .06
                                  ===========   =========   ===========   ===========
  Diluted net income per share
    As reported                   $       .04   $     .02   $       .03   $       .01
                                  ===========   =========   ===========   ===========
    Pro forma                     $       .03   $     .02   $       .03   $       .01
                                  ===========   =========   ===========   ===========


      The fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 126% to 135%, (2) risk-free interest rates ranging from 4.25% to 4.50% and
      (3) expected average lives of 10 years.

      New Accounting Pronouncement

      In January 2003, and revised in December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R ("FIN 46"), "Consolidation of Variable Interest Entities." Prior to the issuance of this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. For these purposes, variable interests held by related parties should be combined with the reporting entity. FIN 46 is effective for the Company. The adoption of FIN 46 had no impact on the Company's financial position, results of operation or cash flows.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Marketable Securities

      Management has classified its equity securities as available-for-sale securities, which are reported at fair market value. The costs and fair market value of marketable securities are as follows:

                                                                 June 30,
                                                           --------------------
                                                             2004        2003
                                                           --------------------
Cost                                                       $ 36,883    $ 36,883

Unrealized (loss) gain                                          (92)     11,579
                                                           --------    --------

       Fair market value                                   $ 36,791    $ 48,462
                                                           ========    ========

NOTE 3 - Accounts Receivable

      Accounts receivable is shown net of allowance for doubtful accounts of $74,166 and $47,776 at June 30, 2004 and 2003, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                             Six Months
                                Year Ended     Ended           Year Ended
                                 June 30,     June 30,         December 31,
                                ------------------------------------------------
                                  2004         2003        2002         2001
                                ------------------------------------------------

Beginning balance               $  47,776    $  47,776   $  47,776    $  26,950
Provision for doubtful accounts    40,000       40,200      47,165      261,641
Charge-offs                       (13,610)     (40,200)    (47,165)    (240,815)
                                ---------    ---------   ---------    ---------

       Ending balance           $  74,166    $  47,776   $  47,776    $  47,776
                                =========    =========   =========    =========

NOTE 4 - Inventories

      Inventories consist of the following:

                                                                June 30,
                                                        -----------------------
                                                           2004         2003
                                                        -----------------------

Finished goods                                          $  534,175   $  347,189
Work in process                                          2,710,270    2,227,139
Raw materials                                            1,932,971    1,733,109
Packaging materials                                        352,745      275,768
                                                        ----------   ----------

       Total                                            $5,530,161   $4,583,205
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

NOTE 5 - Notes Receivable

      Two notes receivable acquired as part of the reverse merger (Note 1) with an aggregate amount of $1,524,092 were repaid in full during the three months ended September 30, 2003.

NOTE 6 - Land, Building and Equipment

      Land, building and equipment consists of the following:

                                               June 30,              Estimated
                                     ---------------------------       Useful
                                        2004             2003          Lives
                                     -------------------------------------------

 Land                                $ 4,924,000     $        --
 Building                              4,475,482              --       20 Years
 Machinery and equipment               5,457,395       3,454,147      5-7 Years
 Furniture and fixtures                  319,762         107,565        5 Years
 Leasehold improvements                2,623,203       2,095,845     5-15 Years
 Construction in progress (a)                 --         346,648
                                     -----------     -----------
                                      17,799,842       6,004,205
 Less:  accumulated
  depreciation and amortization        2,792,710       1,918,903
                                     -----------     -----------

 Land, Building & Equipment, net     $15,007,132     $ 4,085,302
                                     ===========     ===========

      (a)   Construction  in  progress   represents   costs  of  constructing  a
      manufacturing equipment line in the Company's current facility. The equipment was placed in service in fiscal 2004.

      On June 29, 2004, the Company completed a transaction in which it acquired a second facility located in Brookhaven, New York. The 92,000 square foot facility, situated on 37 acres, was purchased for $9,399,482 which included closing costs of $149,482. $4,924,000 has been allocated to land with the balance, $4,475,482, attributable to the building. The Company secured a $7,400,000 mortgage loan for part of the purchase price.

      Depreciation and amortization expense for the year ended June 30, 2004, the six month period ended June 30, 2003 and for the years ended December 31, 2002 and 2001 was $886,141, $317,034, $494,986 and $378,208,
      respectively.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Accounts Payable, Accrued Expenses and Other Liabilities

      Accounts payable, accrued expenses and other liabilities consist of the following:

                                                         June 30,
                                                 -----------------------
                                                    2004         2003
                                                 -----------------------

Trade accounts payable                           $3,455,444   $4,927,448
Accrued expenses and other current liabilities    1,089,901      386,893
                                                 ----------   ----------

      Total                                      $4,545,345   $5,314,341
                                                 ==========   ==========

NOTE 8 - Bank Debt

      The Company had a credit facility agreement with a Bank, which consisted of an advised secured line of credit totaling $5,000,000 and a $2,000,000 non-revolving secured facility for equipment purchases. Borrowings under this credit facility were collateralized by substantially all assets of the Company and personally guaranteed by four of the Company's stockholders. In addition, the Company was required to comply with certain financial covenants. As of June 30, 2004, the Company had outstanding borrowings of $424,847 under the line of credit. Subsequent to June 30, 2004, the Company paid down this entire balance.

      On March 29, 2004, the Company obtained a $21 million credit facility from the same Bank. The new credit facility consists of (i) a $7.4 million mortgage loan for the purchase of the Company's second manufacturing plant in Brookhaven, NY (Note 6); (ii) $8.6 million of credit lines primarily to acquire new equipment and for renovations, and (iii) a $5 million general line of credit. This credit facility replaces the $7 million credit facility discussed above. Details of the new facility are as follows:

      o The $7,400,000 mortgage loan is to be repaid with 119 monthly principal installments of $30,833 commencing on August 1, 2004 with the balance due June 1, 2014.

      o Two advised secured credit lines aggregating $6,600,000 primarily for acquisitions of equipment and for renovations of the Company's new Brookhaven, NY plant. The balance of the funds accessed through these credit lines will convert to fully amortizing five year term loans.

      o A $2,000,000 advised non-revolving secured facility for equipment purchases (the "Term Loan Line"). Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into separate notes that fully amortize over 60 months.

      o The $5,000,000 advised secured line of credit is primarily for working capital and general corporate purposes.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Bank Debt, continued

      This new credit facility is collateralized by substantially all assets of the Company and no longer requires personal guarantees of four of the Company's stockholders. At the option of the Company, interest will generally be calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. As of June 30, 2004, the interest rates on the working capital line and mortgage note payable were 4.5% and 2.86%, respectively. In addition, the Company is required to comply with certain financial covenants. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2004. The credit lines are terminable by the Bank at any time as to undrawn amounts.

      A summary of the outstanding balances is as follows:

                                                         June 30,
                                                 -----------------------
                                                    2004         2003
                                                 -----------------------

Working capital lines                            $  424,847   $2,064,793
Mortgage note payable                             7,400,000           --
Equipment notes payable                                  --      461,762
                                                 ----------   ----------

       Total Long-Term Debt                       7,824,847    2,526,555

Less:  current maturities                           764,014    2,289,034
                                                 ----------   ----------

       Long-Term Debt, Less Current Maturities   $7,060,833   $  237,521
                                                 ==========   ==========

      Scheduled annual maturities of the bank debt are as follows:

                                For the Year
                               Ending June 30,                   Amount
                               ------------------------------------------
                                    2005                       $  764,014
                                    2006                          370,000
                                    2007                          370,000
                                    2008                          370,000
                                    2009                          370,000
                                 Thereafter                     5,580,833
                                                               ----------

                                    Total                      $7,824,847
                                                               ==========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Related Party Lease

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

      Future annual minimum rental payments under this operating lease are as follows:

                              For the Year
                             Ending June 30,                Amount
                             ---------------------------------------
                                  2005                    $  480,000
                                  2006                       480,000
                                  2007                       480,000
                                  2008                       480,000
                                  2009                       480,000
                               Thereafter                  4,960,000
                                                          ----------

                                      Total               $7,360,000
                                                          ==========

      The lease does not grant the Company the option to purchase the Premises at any time during the lease term or at its termination, nor will the Company share in any proceeds that may result from sale or disposition of the Premises. Three of the stockholders of the Company purchased the Premises by making cash payments in the amount of $1,255,000 and by issuing $3,720,000 in mortgage notes. Repayment of the mortgage notes had been guaranteed for the term of the mortgage primarily by the three stockholders. Repayment of the mortgage notes was secondarily guaranteed by the Company; however, on September 26, 2003, the bank agreed to terminate the Company's guarantee.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Income Taxes

       The income tax (benefit) expense is comprised of the following:

                                                           Year Ended
                         Year Ended   Six Months           December 31,
                          June 30,   Ended June 30,  -------------------------
                           2004           2003           2002         2001
                       -------------------------------------------------------

Current
   Federal             $   (30,967)   $   243,255    $   404,663   $   240,635
   State                    18,105         35,312         19,250         5,649
                       -----------    -----------    -----------   -----------

       Total Current       (12,862)       278,567        423,913       246,284
                       -----------    -----------    -----------   -----------
Deferred
   Federal               1,785,200        119,500         67,100         4,000
   State                   213,300         (3,400)        12,400       (36,000)
                       -----------    -----------    -----------   -----------

       Total Deferred    1,998,500        116,100         79,500       (32,000)
                       -----------    -----------    -----------   -----------

       Provision for
        Income Taxes   $ 1,985,638    $   394,667    $   503,413   $   214,284
                       ===========    ===========    ===========   ===========

      The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                Six
                                               Months         Year Ended
                                  Year Ended    Ended         December 31,
                                   June 30,    June 30,     ----------------
                                     2004       2003        2002        2001
                                  ------------------------------------------

Statutory U.S. federal tax rate      34.0%      34.0%       34.0%       34.0%
State taxes                           3.0        2.0         1.2         1.2
Permanent differences                 0.2       (0.7)       (0.9)       (0.6)
Change in valuation allowance         0.7       (0.4)       (1.5)       (4.4)
Other                                 1.0        0.4        (0.4)       (0.8)
                                     ----       ----        ----        ----

       Effective income tax rate     38.9%      35.3%       32.4%       29.4%
                                     ====       ====        ====        ====

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Income Taxes, continued

      The components of deferred tax assets and liabilities consist of the following:

                                                          June 30,
                                                --------------------------
                                                    2004          2003
                                                --------------------------

Deferred Tax Assets, Current Portion
   Capitalized inventory                        $    17,000    $     7,000
   Receivable allowance and reserves                 27,000         16,500
   Other                                             45,000             --
   Net operating loss carryforwards               1,191,000             --
                                                -----------    -----------

       Deferred Tax Assets, current             $ 1,280,000    $    23,500
                                                ===========    ===========

Deferred Tax Assets, Non-Current Portion
   Investment tax credits                       $   518,000    $   302,000
   Other                                                 --         26,600
   Net operating loss carryforwards               3,295,000      3,067,300
                                                -----------    -----------
                                                  3,813,000      3,395,900

   Valuation allowance                             (620,000)      (650,000)
                                                -----------    -----------

       Deferred Tax Assets, Non-Current           3,193,000      2,745,900
                                                -----------    -----------

Deferred Tax Liabilities, Non-Current Portion
   Depreciation and amortization                   (291,000)      (208,000)
                                                -----------    -----------

   Deferred Tax Assets, Non-Current, net          2,902,000      2,537,900
                                                -----------    -----------

       Total Deferred Tax Assets, Net           $ 4,182,000    $ 2,561,400
                                                ===========    ===========

      As part of the reverse merger transaction (Note 1), approximately $7,370,000 of ATEC's net operating loss carryforwards ("NOLs") are available to the Company. During the year ended June 30, 2004, stock options were exercised which generated approximately $9,900,000 of income tax deductions, resulting in a tax benefit of $3,679,100 which was credited to additional paid-in capital.

      At June 30, 2004 the Company has remaining Federal NOLs of approximately $12,170,000 and State NOLs of approximately $11,600,000 expiring through 2024. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of approximately $11,640,000 of these NOLs is limited to approximately $2,690,000 per year, plus any prior years' amount not utilized, if any. As of June 30, 2004, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company reserved approximately 30% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Income Taxes, continued

      In addition, at June 30, 2004, the Company has approximately $518,000 of New York State investment tax credit carryforwards, expiring in various years through 2019. These carryforwards are available to reduce future New York State income tax liabilities. However, the Company has reserved 100% of the investment tax credit carryforward, which the Company does not anticipate utilizing.

NOTE 11 - Earning Per Share

       The calculations of basic and diluted EPS are as follows:


                                                          Six Months Ended              Year Ended
                                        Year Ended             June 30,                 December 31,
                                         June 30,     -----------------------------------------------------
                                           2004          2003           2002          2002          2001
                                        -------------------------------------------------------------------
Numerator:
  Net income                            $ 3,122,821   $   723,645   $   610,802   $ 1,050,419   $   514,565
  Less: Preferred stock dividend            165,569        13,150            --            --            --
  Less: Net income attributable to
        Series K preferred
        stockholders                        194,476        86,765       152,701       262,605       128,641
                                        -----------   -----------   -----------   -----------   -----------

Numerator for basic EPS                   2,762,776       623,730       458,101       787,814       385,924

  Effect of dilutive securities:
    Net income attributable to
     Series K preferred stockholders        194,476        86,765       152,701       262,605       128,641
                                        -----------   -----------   -----------   -----------   -----------

Numerator for diluted EPS               $ 2,957,252   $   710,495   $   610,802   $ 1,050,419   $   514,565
                                        ===========   ===========   ===========   ===========   ===========
Denominator:
  Denominator for basic EPS
   Weighted average shares
   outstanding                           17,594,979     7,721,524     6,151,178     6,151,178     6,151,178

  Effect of dilutive securities:
    Convertible Series K
     preferred stock                     43,460,533    32,609,356    29,783,884    29,783,884    29,783,884
    Convertible Series A, B, C and J
     preferred stocks                        11,454        19,879            --            --            --
    Stock options                         7,570,219     1,313,598            --            --            --
                                        -----------   -----------   -----------   -----------   -----------

Denominator for diluted EPS              68,637,185    41,664,357    35,935,062    35,935,062    35,935,062
                                        ===========   ===========   ===========   ===========   ===========

Basic EPS                               $       .16   $       .08   $       .07   $       .13   $       .06
                                        ===========   ===========   ===========   ===========   ===========
Diluted EPS                             $       .04   $       .02   $       .02   $       .03   $       .01
                                        ===========   ===========   ===========   ===========   ===========


                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Earning Per Share, continued

      As of June 30, 2004, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

       Common stock outstanding                                     24,967,166
       Stock options outstanding (see Note 12)                      10,460,000
       Common stock issuable upon conversion of preferred stocks:
         Series A                                                        1,526
         Series A-1 (maximum contingent conversion) (a)              4,855,389
         Series B                                                          292
         Series C                                                        5,620
         Series K (b)                                               37,648,650
                                                                    ----------

             Total (c)                                              77,938,643
                                                                    ==========

      (a) As described in Note 12, the Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

      (b) On June 4, 2004 one seventh of the 2,050,393 Series K shares, or 292,913 shares, converted into 6,274,775 of the Company's common stock. On June 4, 2005 and on each anniversary date thereof, through June 4, 2010, 292,913 Series K shares will automatically convert into 6,274,775 shares of the Company's common stock (see Note 12).

      (c) Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through December 31, 2011 (the end of the current vesting and conversion periods).

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Equity Securities

       Preferred Stocks

       The Company's preferred stocks consist of the following:

                                         Shares Issued
                             Shares          and                   Liquidation
                            Authorized   Outstanding  Par Value    Preference
                            -------------------------------------------------
June 30, 2004:
 Preferred Stocks:
  *Series A Cumulative
    Convertible                 29,233        7,631   $      763   $  763,100
   Series A-1 Cumulative
    Convertible              5,000,000    4,855,389       48,554    3,311,375
  *Series B Convertible         12,704        1,458          145       14,580
  *Series C Convertible        350,000      281,005      281,005    1,405,025
  *Series J Convertible        105,000           --           --           --
   Series K Convertible      3,000,000    1,757,480       17,575           --
                            ----------   ----------   ----------   ----------

      Total preferred        8,496,937    6,902,963   $  348,042   $5,494,080
                            ==========   ==========   ==========   ==========

      *     Classes of preferred stock assumed in the ATEC reverse merger.

      At June 30, 2004, the Company had six authorized series of preferred stock; Series A Cumulative Convertible (par value $.10), Series A-1 Cumulative convertible (par value $.01), Series B Convertible (par value $.10), Series C Convertible (par value $1), Series J Convertible (par value $.01) and Series K Convertible (par value $.01) (hereafter referred to as the "A", "A-1", "B", "C", "J" and "K" shares, respectively).

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

      The J shares had a mandatory conversion provision, if any time on or after the applicable issuance date, the closing price of the common stock of the Company for three consecutive trading days is equal to or greater than five dollars. In the first quarter of fiscal 2004, the mandatory conversion price was attained and all of the outstanding J shares converted into 105,000 shares of common stock. The J shares cannot be re-issued.

      On June 4, 2004, the Company was deemed by AMEX to be in compliance with applicable listing standards, and as a result, a "Triggering Event" occurred. Upon the occurrence of the Triggering Event, the holders of the K shares, in accordance with a defined formula, which assumes among other things, the conversion of the A, B, C and J shares into common stock, converted one seventh or 292,913 of the K shares into 6,274,775 restricted shares of the Company's common stock. The K shares automatically convert into a like amount on each June 4, 2005 through 2010, for an aggregate of an additional 37,648,650 shares of common stock. Upon a change in control, as defined, the conversion of the K shares may accelerate. The holders of the K shares have demand registration rights with respect to the common stock to be issued upon conversion. The net effect of the conversion feature, together with the shares of common stock issued in the reverse merger, would be to issue to Interpharm, Inc. stockholders, common stock totaling approximately 80% of the total number of shares of common stock and voting convertible preferred stock, outstanding as of the date of the Triggering Event, after giving effect to the conversion, less shares of common stock issued between the date of the closing of the reverse merger and the date of the Triggering Event arising out of obligations which arose after the date of closing.

      On May 30, 2003 the Company authorized the satisfaction of loans due to the Company's Chief Executive Officer and one of its stockholders, by issuing 4,855,389 A-1 shares. The A-1 shares convert on a 1:1 basis into Company common stock subject to the definitive terms in the list of designations upon (i) the Company reaching $150 million in sales or (ii) a merger, consolidation, sale of assets or similar transaction.

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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Equity Securities, continued

      Stock Options, continued

      The 1997 Plan provides for the issuance of 6,000,000 shares of common stock. All options issued, pursuant to the 1997 Plan, can not have a term greater than ten years. Options granted under this plan vest over periods established in option agreements. As of June 30, 2004, 1,436,370 options are outstanding under this plan. No additional shares can be granted under this plan.

      The 2000 Plan provides for the issuance of 10,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock as of the first day of such calendar year, but in no event, more than 20,000,000 shares in the aggregate. All options issued, pursuant to the 2000 Plan, can not have a term greater than ten years. Options granted under the 2000 Plan vest over periods established in option agreements. As of June 30, 2004, the 2000 Plan provides for the issuance of 13,932,721 shares of common stock. As of that date, 9,023,630 options are outstanding under this plan.

      The following table summarizes the options assumed by Interpharm, Inc. in the ATEC reverse merger and activity for the period May 30, 2003 to June 30, 2004. There were no options issued by Interpharm, Inc. prior to the reverse merger.

                                                 Number       Weighted Average
                                               of Options      Exercise Price
                                               -------------------------------
   Options assumed from ATEC in reverse merger
    transaction - May 30, 2003                   7,495,691         $ 1.51
   Granted                                       5,075,000         $  .68
   Exercised                                       (25,000)        $ 1.25
                                               -----------

   Outstanding at June 30, 2003                 12,545,691         $ 1.17

   Granted                                       1,415,000         $ 4.10
   Exercised                                    (3,477,441)        $ 1.04
   Forfeited                                       (23,250)        $  .94
                                               -----------

   Outstanding at June 30, 2004                 10,460,000         $ 1.62
                                               ===========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Equity Securities, continued

      Stock Options, continued

      The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2004:

                                      Options Outstanding                      Options Exercisable
                              ------------------------------------------------------------------------------
                                                    Weighted
                                Number              Average     Weighted      Number         Weighted
                              Outstanding          Remaining     Average    Exercisable      Average
         Range of                 At              Contractual   Exercise        at           Exercise
      Exercise Prices        June 30, 2004            Life        Price    June 30, 2004      Price
------------------------------------------------------------------------------------------------------------

     $0.450 - $0.680            7,608,630             8.39         $0.63      2,555,391       $0.54
     $1.625 - $3.970            1,416,370             3.38         $3.50        416,370       $2.38
     $4.260 - $6.800            1,435,000             4.94         $5.00      1,020,000       $5.24
                               ----------                                     ---------

                               10,460,000                                     3,991,761
                               ==========                                     =========


      During the year ended June 30, 2004, 3,477,441 options and 58,446 warrants were exercised generating cash proceeds to the Company of approximately $3,520,000, and resulting in tax deductions approximating $9,900,000 (Note
      10).

NOTE 13 - Commitments and Contingencies

      Employment Agreements

      On June 1, 2003 the Company entered into employment agreements with 6 executive officers and 7 employees. Additionally, in January, 2004, the Company entered into an employment agreement with its Chief Financial Officer. Each of the agreements is substantially identical and provides for the following significant terms:

      - employment terms extend through December 31, 2008, termination with or without cause, and upon termination, the employee is entitled to receive only any accrued salary and vacation pay,

      - confidentiality and non-competition clauses which remain effective following termination of employment,

      -annual salary ranging from $80,000 through $150,000 ($910,000 in total) for the 7 executive officers and salary ranging from $55,000 through $95,000 ($477,000 in total) for the 7 employees, with increases and bonus payments at the sole discretion of the Board of Directors. The agreements also provide the executive officers and three employees with an automobile allowance. These officers and employees also received an aggregate of 5,245,000 stock options.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - Commitments and Contingencies, continued

      Operating Leases

      The Company's corporate headquarters is located in Commack, New York, where the Company leases 23,175 square feet of space for executive offices from an unrelated party. The lease expires in May, 2005. Rent expense under this operating lease was $186,684 for the year ended June 30, 2004 and $15,557 for the one-month period ended June 30, 2003. The Company is subletting a portion of the facility to three unrelated parties. Rental income of $167,719 and $13,676 was recognized under these agreements for the year ended June 30, 2004 and the one-month period ended June 30, 2003.

      Legal Proceedings

      Because Interpharm, Inc. utilizes certain controlled substances, it is subject to routine inspection by the U.S. Drug Enforcement Agency. On May 27, 2004, Interpharm, Inc. received a notice from the United States Attorney's Office for the Eastern District of New York relating to a routine inspection conducted in November, 2003. The notice references certain alleged record keeping violations. As of the date of this report, no complaint has been filed by the United States Attorney's Office, and Interpharm, Inc. is in the process of setting up a meeting with the United States Attorney's Office to resolve the matter. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements.

      From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

NOTE 14 - Economic Dependency

      Major Customers

      The Company had the following customer concentrations for the year end ended June 30, 2004, the six month periods ended June 30, 2003 and 2002 and for each of the years ended December 31, 2002 and 2001:

                                                   Sales - Percent of Revenue
                                                   --------------------------

                                   Year Ended            Six Months Ended                   Year Ended
                                    June 30,                 June 30,                       December 31,
                                      2004             2003            2002             2002             2001
       ---------------------------------------------------------------------------------------------------------
       Customer A **                   --               --              --               --               19%
       Customer B                      29%             37%              45%             44%               20%
       Customer C                       *              13%              16%              *                22%
       Customer D                       *               *                *               *                 *
       Customer E                      26%              *                *               *                 *

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - Economic Dependency, continued

                                 Accounts Receivable
                                 -------------------
                                       June 30,
                                 2004            2003
----------------------------------------------------------
Customer A **                  $        --     $        --
Customer B                       2,760,500       2,202,354
Customer C                         172,851         736,022
Customer D                          34,280         229,288
Customer E                         849,055         461,721

      * Sales to customers were less than 10%
      ** This customer was the minority owner of Interpharm, Inc.'s subsidiary prior to the transfer of interest on June 6, 2003.

      Major Suppliers

      The Company purchased materials from three suppliers, during the year ended June 30, 2004, totaling approximately 82%, and two suppliers totaling approximately 60%, 72%, 68% and 65% of the Company's total purchases, during the six month periods ended June 30, 2003 and 2002 and for the years ended December 31, 2002 and 2001, respectively. At June 30, 2004 and 2003 amounts due to these suppliers included in accounts payable, were approximately $2,590,000 and $2,737,000, respectively.


NOTE 15 - Quarterly Financial Data (Unaudited)

      Summarized quarterly financial information consists of the following:

             Sept. 30, 2003    Dec. 31, 2003    March 31, 2004   June 30, 2004
             -----------------------------------------------------------------

Sales, net     $ 6,875,348      $11,706,231      $11,307,974      $11,210,175
Gross profit     1,431,830        2,618,275        2,815,151        2,929,579
Net income         227,439        1,024,097          983,530          887,755

Basic EPS      $       .01      $       .05      $       .05      $       .04
               ===========      ===========      ===========      ===========
Diluted EPS    $       .00      $       .01      $       .01      $       .01
               ===========      ===========      ===========      ===========

             -----------------------------------------------------------------
             Sept. 30, 2002    Dec. 31, 2002   March 31, 2003    June 30, 2003
             -----------------------------------------------------------------

Sales, net     $5,932,585        $6,636,220       $7,191,002       $7,762,436
Gross profit    1,074,386         1,208,827        1,366,290        1,372,326
Net income        191,693           247,924          480,575          243,070

Basic EPS      $      .02        $      .04       $      .08       $      .02
               ==========        ==========       ==========       ==========
Diluted EPS    $      .01        $      .01       $      .01       $       --
               ==========        ==========       ==========       ==========

NOTE 15 - Quarterly Financial Data (Unaudited), continued

      The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary to fairly present the results of the interim periods presented. All adjustments are of a normal recurring nature. The sum of the quarterly EPS amounts may not equal the full year amounts due to rounding.