Form 10-Q
period 2004-09-30
INTERPHARM HOLDINGS INC
filed 2004-11-15
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  _____________

                                    FORM 10-Q
                                  _____________

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to
                                   __________

                         Commission File Number 0-22710

                            INTERPHARM HOLDINGS, INC.
                     ______________________________________
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

                                 YES [X] NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

                                 YES [_] NO [X]

As of the close of business on November 12, 2004, there were 24,967,166 shares of the Registrant's $.01 par value per share Common Stock outstanding.

                            INTERPHARM HOLDINGS, INC.


TABLE OF CONTENTS


PART I     Financial Information                                            Page

Item 1.    Financial Statements & Notes ...................................1-13
Item 2.    Managements Discussion & Analysis of
           Financial Condition and Results of Operations..................14-19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........19

Item 4.    Controls and Procedures........................................20-21


PART II    Other Information Required in Report

Items 1 through 6 not Applicable

Forward Looking Statements and Associated Risks...............................22

Signatures Page...............................................................23

Exhibits/Certifications....................................................24-27

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                September 30,       June 30,
                                                     2004             2004
                                               ---------------   ---------------
                                                 (Unaudited)        (Audited)
CURRENT ASSETS
  Cash and cash equivalents                      $ 3,537,936      $ 2,884,639
  Marketable securities, at fair market value         39,984           36,791
  Accounts receivable, net                         4,481,738        6,849,778
  Inventories, net                                 5,861,213        5,530,161
  Prepaid expenses and other current assets          776,114          453,157
  Deferred tax assets                              1,037,000        1,280,000
                                                 -----------      -----------

   Total Current Assets                           15,733,985       17,034,526


  Land, building and equipment, net               15,512,512       15,007,132
  Deferred tax assets                              2,902,000        2,902,000
  Deposits                                           589,033          224,287
                                                 -----------      -----------

   TOTAL ASSETS                                  $34,737,530      $35,167,945
                                                 ===========      ===========


                       See Notes To Condensed Consolidated Financial Statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,       June 30,
                                                                        2004              2004
                                                                     -----------       -----------
                                                                    (Unaudited)        (Audited)
CURRENT LIABILITIES
  Current maturities of bank debt payable                            $   370,000       $   764,014
  Accounts payable, accrued expenses, and other liabilities            4,182,110         4,545,345
                                                                     -----------       -----------

       Total Current Liabilities                                       4,552,110         5,309,359
                                                                     -----------       -----------

OTHER LIABILITIES
  Bank debt, less current maturities                                   6,968,333         7,060,833
  Other liabilities                                                       17,836            14,968
                                                                     -----------       -----------

       Total Other Liabilities                                         6,986,169         7,075,801
                                                                     -----------       -----------

       TOTAL LIABILITIES                                              11,538,279        12,385,160
                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares authorized; issued and outstanding - 6,902,963; aggregate liquidation preference
   of $5,494,080                                                         348,042           348,042
  Common stock, $.01 par value, 70,000,000 shares
   authorized; shares issued -  25,591,311                               255,913           255,913
  Additional paid-in capital                                          19,184,291        19,184,291
  Accumulated other comprehensive income (loss)                            3,102               (92)
  Retained earnings                                                    4,205,771         3,792,499
  Treasury stock at cost, 624,145 shares                                (797,868)         (797,868)
                                                                     -----------       -----------

       TOTAL STOCKHOLDERS' EQUITY                                     23,199,251        22,782,785
                                                                     -----------       -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $34,737,530       $35,167,945
                                                                     ===========       ===========

                       See Notes To Condensed Consolidated Financial Statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                             Three Months Ended September 30,
                                                             -------------------------------
                                                                2004                2003
                                                             -----------         -----------

SALES, Net                                                   $ 9,053,132         $ 6,875,348
                                                             -----------         -----------

COST OF SALES (including related party rent expense
of $102,000 for the three months ended
September 30, 2004  and 2003, respectively)                    7,113,028           5,443,518
                                                             -----------         -----------

       GROSS PROFIT                                            1,940,104           1,431,830
                                                             -----------         -----------

OPERATING EXPENSES
  Selling, general and administrative  expenses                1,086,673           1,033,775
  Related party rent expense                                      18,000              18,000
  Research and development                                       175,459              35,000
                                                             -----------         -----------

       TOTAL OPERATING EXPENSES                                1,280,132           1,086,775
                                                             -----------         -----------

       OPERATING INCOME                                          659,972             345,055
                                                             -----------         -----------

OTHER INCOME  (EXPENSE)
  Interest expense                                                (3,178)             (6,147)
  Interest income                                                     --               2,759
                                                             -----------         -----------

       TOTAL OTHER EXPENSE                                        (3,178)             (3,388)
                                                             -----------         -----------

       INCOME BEFORE INCOME TAXES                                656,794             341,667


PROVISION FOR INCOME TAXES                                       243,522             114,228
                                                             -----------         -----------

       NET INCOME                                            $   413,272         $   227,439
                                                             ===========         ===========

EARNINGS PER SHARE
  Basic earnings per share                                         $0.01               $0.01
                                                             ===========         ===========
  Diluted earnings per share                                       $0.01               $0.00
                                                             ===========         ===========

  Basic weighted average shares outstanding                   24,967,166          16,328,011
                                                             ===========         ===========
  Diluted weighted average shares and
   equivalent shares outstanding                              67,978,896          68,612,676
                                                             ===========         ===========


                       See Notes To Condensed Consolidated Financial Statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                   For the Three Months Ended September 30, 2004

                                                                                                                   Accumulated
                                                                                                 Additional           Other
                                          Preferred Stock               Common Stock              Paid-In         Comprehensive
                                        Shares       Amount        Shares         Amount          Capital             Income
                                     ------------- ------------ -------------- -------------- ----------------- -------------------

BALANCE - July 1, 2004                6,902,963      $348,042     25,591,311       $255,913       $19,184,291          $      (92)
Unrealized gain on marketable
 securities, net                             --            --             --             --                --               3,194


Net income                                   --            --             --             --                --                  --
                                      ---------      --------     ----------       --------       -----------          ----------
BALANCE -
 September 30, 2004                   6,902,963      $348,042     25,591,311       $255,913       $19,184,291           $   3,102
                                      =========      ========     ==========       ========       ===========          ==========


                                                                                   Total
                                       Retained          Treasury Stock        Stockholders'
                                       Earnings      Shares       Amount           Equity
                                     -------------- ---------- -------------- -----------------

BALANCE - July 1, 2004                  $3,792,499   624,145      $(797,868)      $22,782,785
Unrealized gain on marketable
 securities, net                                --        --             --             3,194


Net income                                 413,272        --             --           413,272
                                        ----------   -------      ---------       -----------
BALANCE -
 September 30, 2004                     $4,205,771   624,145      $(797,868)      $23,199,251
                                        ==========   =======      =========       ===========

                       See Notes To Condensed Consolidated Financial Statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHSENSIVE INCOME
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                           September 30,
                                                   ---------------------------
                                                        2004         2003
                                                   ------------- -------------

NET INCOME                                           $413,272      $227,439


OTHER COMPREHENSIVE INCOME
  Unrealized gain on marketable  securities, net
                                                        3,194         1,180
                                                     --------      --------

TOTAL COMPREHENSIVE  INCOME                          $416,466      $228,619
                                                     ========      ========

                       See Notes To Condensed Consolidated Financial Statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                           September 30,
                                                                     2004               2003
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $     413,272     $     227,439
                                                                 -------------     -------------
 Adjustment to reconcile net income to net
  cash provided by (used in) operating activities
   Depreciation and amortization                                       262,159           193,237
    Deferred tax expense                                               243,000                --
   Tax expense in connection with exercise of employee
    stock options credited to additional paid-in-capital                    --           120,000
 Changes in operating assets and liabilities
    Accounts receivable                                              2,368,040           845,530
    Inventories                                                      (331,052)       (2,286,231)
    Prepaid expenses and other current assets                        (322,957)         (329,681)
    Accounts payable, accrued expenses and other liabilities         (360,366)           538,274
                                                                 -------------     -------------

TOTAL ADJUSTMENTS                                                    1,858,824         (918,871)
                                                                 -------------     -------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             2,272,096         (691,432)
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from notes receivable                                            --         1,524,092
  Purchases of building and equipment                                (767,539)       (1,121,746)
  Deposits                                                           (364,746)         (216,387)
                                                                 -------------     -------------
        NET CASH (USED IN) PROVIDED BY
          INVESTING ACTIVITIES                                     (1,132,285)           185,959
                                                                 -------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Change in line of credit, bank                                     (424,847)       (1,639,946)
  Repayments of bank notes payable                                    (61,667)         (461,762)
  Cash received in reverse merger transaction                               --             3,791
  Proceeds from options and warrants exercised                              --         2,698,764
                                                                 -------------     -------------

      NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                                     $   (486,514)     $     600,847
                                                                 -------------     -------------

                       See Notes To Condensed Consolidated Financial Statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                           September 30,
                                                                       2004               2003
                                                                   -----------        ------------

       NET INCREASE IN CASH AND CASH
        EQUIVALENTS                                                $   653,297        $     95,374

CASH AND CASH EQUIVALENTS - Beginning                                2,884,639           2,336,203
                                                                   -----------        ------------
CASH AND CASH EQUIVALENTS - Ending
                                                                   $ 3,537,936        $  2,431,577
                                                                   ===========        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:
    Interest                                                       $    42,817             $15,449
                                                                   ===========        ============
    Income taxes                                                   $       522             $84,456
                                                                   ===========        ============

  Non-cash investing and financing activities:
    Conversion of Series J preferred stock to common stock         $        --        $      1,050
                                                                   ===========        ============
    Valuation Adjustment related to reverse merger                 $        --             $50,000
                                                                   ===========        ============

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

       These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2004.


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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

       Capitalization of Interest and Other Costs
       The Company capitalizes interest and certain other direct cost during the active construction period of major capital projects. Capitalized costs are added to the cost of the underlying assets and will be depreciated over the useful lives of the assets. The Company capitalized approximately $40,000 of interest during the three month period ended September 30, 2004 in connection with its capital improvements to the Brookhaven, NY facility.

       Stock Based Compensation
       At September 30, 2004, the Company had two stock-based employee plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock- Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No.
       25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                  Three Months Ended
                                                    September 30,
                                              -------------------------
                                                 2004           2003
                                              ----------      ---------
Net income, as reported                       $  413,272      $ 227,439

Less: Stock-based employee
 compensation expense
 determined under fair value-based
 method for all  awards, net of income tax
                                                 656,470        167,000
                                              ----------      ---------
Pro forma                                     $(243,198)      $  60,439
                                              ==========      =========


Basic net income (loss) per share
  As reported                                 $     0.01      $    0.01
                                              ==========      =========
  Pro forma                                   $   (0.01)      $    0.00
                                              ==========      =========

Diluted net income (loss) per share
  As reported                                      $0.01      $    0.00
                                              ==========      =========
  Pro forma                                   $   (0.01)      $    0.00
                                              ==========      =========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

       Stock Based Compensation, continued
       The fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 145% and 124% for the three months ended September 30, 2004 and 2003, respectively
       (2) risk-free interest rate of 4.25% and 3.4% for the three months ended September 30, 2004 and 2003, respectively and (3) expected average lives of 10 and 5 years for the three months ended September 30, 2004 and 2003, respectively .


NOTE 3 - Inventories

       Inventories consist of the following:

                                           September 30,         June 30,
                                               2004                2004
                                           -----------          ----------
        Finished goods                     $   189,638          $  534,175
        Work in process                      2,841,173           2,710,270
        Raw materials                        2,500,445           1,932,971
        Packaging materials                    329,957             352,745
                                           -----------          ----------

              Total                        $ 5,861,213          $5,530,161
                                           ===========          ==========


NOTE 4 - Land, Building and Equipment

       Land, building and equipment consists of the following:

                                                                                                       Estimated
                                                             September 30,           June 30,            Useful
                                                          --------------------- -------------------
                                                                  2004                  2004             Lives
                                                          --------------------- ------------------- ---------------
Land                                                            $ 4,924,000         $  4,924,000
Building, improvements and construction in progress(a)            4,626,252            4,475,482          20 Years
Machinery and equipment                                           6,062,980            5,457,395         5-7 Years
Furniture and fixtures                                              323,304              319,762           5 Years
Leasehold improvements                                            2,630,845            2,623,203        5-15 Years
                                                                -----------         ------------
                                                                 18,567,381           17,799,842
Less:  accumulated
depreciation and amortization                                     3,054,869            2,792,710
                                                                -----------         ------------

Land, Building and Equipment, net                               $15,512,512         $ 15,007,132
                                                                ===========         ============

(a) Not yet placed in service.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 5- Income Taxes

       At September 30, 2004 the Company has remaining Federal net operating loss carryforwards ("NOLs") of approximately $11,500,000 and State NOLs of approximately $10,950,000 expiring through 2024. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited to approximately $2,690,000 per year, plus any prior years' amount not utilized, if any. As of September 30, 2004, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company reserved approximately 30% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

       In calculating its tax provision for the three month period ended September 30, 2004, the Company applied an aggregate effective tax rate of approximately 37% thereby creating an approximate $243,000 income tax expense and reduced its current deferred tax asset by a like amount.

NOTE 6- Earning Per Share

       The calculations of basic and diluted EPS are as follows:

                                                           Three Months Ended
                                                            September 30,
                                                     ---------------------------
                                                          2004          2003
                                                     -------------  ------------
 Numerator:
    Net income                                       $    413,272    $  227,439
    Less: Preferred stock  dividends                       41,392        41,392
      Less: Net income   attributable to  Series K
    preferred stockholders                                 24,456        19,619
                                                     ------------    -----------

Numerator for basic EPS                                   347,424       166,428

 Effect of dilutive securities:
   Net income attributable to Series K preferred
     stockholders                                          24,456        19,619
                                                     ------------    -----------
 Numerator for diluted EPS                           $    371,880    $  186,047
                                                     ============    ===========
 Denominator:
 Denominator for basic EPS weighted average
   shares outstanding                                  24,967,166    16,328,011

 Effect of dilutive securities:
   Convertible Series K  preferred  stock              37,648,651    42,684,688
   Convertible Series A, B, C and J preferred stocks        7,438        23,452
   Stock options                                        5,355,641     9,576,525
                                                     ------------    -----------

 Denominator for diluted EPS                           67,978,896    68,612,676
                                                     ============    ===========

  Basic EPS                                          $       0.01    $     0.01
                                                     ============    ===========
  Diluted EPS                                        $       0.01    $     0.00
                                                     ============    ===========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

       As of September 30, 2004, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:


Common stock outstanding - September 30, 2004                  24,967,166

Stock options and Warrants outstanding                         10,535,000
Common stock issuable upon conversion of preferred stocks:
  Series A                                                          1,526
  Series A-1 (maximum contingent conversion) - (a)              4,855,389
  Series B                                                            292
  Series C                                                          5,620
  Series K  -  (b)                                             37,648,651
                                                               ----------

                  Total -   (c)                                78,013,642
                                                               ==========

(a) The Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

(b) On June 4, 2004 one seventh of the 2,050,393 Series K shares, or 292,913 shares, converted into 6,274,775 of the Company's common stock. On June 4, 2005 and on each anniversary date thereof, through June 4, 2010, 292,913 Series K shares will automatically convert into 6,274,775 shares of the Company's common stock.

(c) Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through December 31, 2011 (the end of the current vesting and conversion periods).

NOTE 7 - Equity Securities

       Common Stock and Stock Options
       During the three months ended September 30, 2004, 75,000 options were granted to a non executive new employee to purchase a like amount of the Company's common shares. These options are exercisable at a price of $2.73 per share, vest 20% on each December 31, of 2004 through 2008.


NOTE 8 - Economic Dependency

       Major Customers

       The Company had the following customer concentrations for the three month periods ended September 30, 2004 and 2003:

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                           Sales - Percent of Revenue

                                     Three Months Ended September 30,
                                     ----------------------------------
                                           2004             2003
                                     ----------------- ----------------
            Customer "A"                   16%               29%
            Customer "B"                   32%               28%
            Customer "C"                    --               12%


NOTE 8 - Economic Dependency - Continued

                                             Accounts Receivable

                                        September  30, 2004
                                        -------------------

       Customer "A"                           $  770,025
       Customer "B"                            1,863,345
       Customer "C"                                   --

       The Company complies with its supply agreement to sell various strengths of Ibuprofen to the Department of Veteran Affairs through one of their primary customers who is the intermediary wholesale prime vendor.

       Major Suppliers

       For the three month periods ended September 30, 2004 and September 30, 2003, the Company purchased materials from three suppliers totaling approximately 69% and 86% of the Company's total purchases. At September 30, 2004 and 2003, aggregate amounts due to these suppliers included in accounts payable, were approximately $2,030,250 and $3,380,000 respectively.

NOTE 9 - Related Party Lease

       The Company leases its business premises located in Hauppauge, New York, ("Premises") from an entity controlled by three stockholders of the Company under a noncancelable lease expiring in October 2019, and is obligated to pay minimum annual rent of $480,000, plus property taxes, insurance, maintenance and other expenses related to the Premises. The Company believes that the aggregate lease costs for the premises are less that those for comparable facilities in the area.

       Upon a change in ownership of the Company, and every three years thereafter, the annual rent will be adjusted to fair market value, as determined by an independent third party.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 10 - Contingencies

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

We market our products primarily to wholesalers, drug distributors, repackagers, and other manufacturers through our internal sales staff as well as independent sales representatives. Some of our wholesalers and distributors purchase products that are warehoused for drug chains, independent pharmacies, state and federal governmental agencies and managed healthcare organizations. Sales are recognized when the product is shipped and appropriate provisions are made for returns and charge backs.

We believe that key components of our growth have been, and, will continue to be our commitment to quality, capital investment and expansion of our product line. This is evidenced by:

       o The purchase of a 92,000 square foot facility in Brookhaven, New York in June, 2004. Once FDA approval is obtained, this facility will double our available space to approximately 200,000 square feet. The second facility rests on 37 acres and provides us with sufficient additional acreage for potential further expansion of our facilities in the future. Until we obtain FDA approval for manufacturing at the Brookhaven facility, we may use the new facility for warehousing and other activities, which would enable us to free up space for additional manufacturing in our current plant.


       o Obtaining FDA approval for our ANDA for Hydrocodone Bitartrate and Ibuprofen Tablets, 5 mg/200 mg in May, 2004. This product is a new lower strength version of Hydrocodone Bitartrate and Ibuprofen Tablets, 7.5 mg/200 mg, which is the generic equivalent to the branded drug Vicoprofen(R). Since we were the first company to receive approval to manufacture and market this product in this strength, we were provided the opportunity to market the product as a branded generic drug. We began marketing the product as a branded generic under the name Reprexain(R) in June 2004, pursuant to a contract with Watson Pharmaceuticals, Inc. Pursuant to the terms of the contract, we will manufacture and supply the product to Watson, which will market, sell and distribute the product in the United States. We will receive payment from Watson based on the amount of Reprexian ordered by it for sale as well as a percentage of sales that Watson generates through its marketing efforts.

        o Receiving FDA approval for Hydrocodone Bitartrate and Ibuprofen Tablets, 7.5 mg / 200 mg which is the generic equivalent to the branded drug Vicoprofen(R) on October 12, 2004.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

As we continue to implement our plan, we are focusing our efforts to (i) continue increasing our market share in our existing product lines by utilizing our manufacturing efficiency, cost competitiveness, and customer loyalty, (ii) obtain FDA approval for the drugs currently under development, (iii) successfully implement our research and development strategy with a view to expanding and diversifying our product line to focus on higher margin products,
(iv) leverage off of our competitive strengths in manufacturing to capture market share on our new product lines, (v) increase production capacity in our current plant, (vi) obtain FDA approval for our new facility in a timely manner,
(vii) utilize our manufacturing efficiencies to enter into additional manufacturing and supply arrangements, (viii) enter into joint ventures and strategic alliances with companies whose strengths compliment ours, and (ix) create marketing and distribution channels for our existing and future products. However, there are no assurances that we will be able to successfully implement all components of our plan.

Presented below are some of our financial highlights for the three month period ended September 30, 2004, as compared to the same period in 2003.

Results of Operations

                        Three Months Ended September 30,
---------------------------------------------------------------------------
                                             2004                2003
                                      ----------------- -------------------
                                         (Unaudited)         (Unaudited)
                                      ----------------- -------------------
Total Revenue      Increased   31.7%      $9,053,132          $6,875,348
Gross Profit       Increased   35.5%      $1,940,104          $1,431,830
Operating Income   Increased   91.3%      $  659,972          $  345,055
Net Income         Increased   81.7%      $  413,272          $  227,439

Three months ended September 30, 2004, compared to September 30, 2003

Revenues

Net Sales for the three-month period ended September 30, 2004 were approximately $2.2 million greater than in the three-month period ended September 30, 2003. Net sales by product are set forth below. In comparing net sales, it should be noted that sales for the three-month period ended September 30, 2003 were impacted by delays in shipment of approximately $1 million of products which were not shipped until October, 2003 due to a packaging bottleneck which was resolved with the purchase of additional packaging lines.

Net sales by product (in thousands of dollars):

                            Three Months Ended September 30,
                            --------------------------------
                            2004           2003
                            Sales    %     Sales      %     Variance $
                            ------   --    ------     --    ----------
Ibuprofen                   $6,171   68%   $4,413     64%   $1,758
Allopurinol & Atenolol       1,317   15     1,766     26      (449)
Naproxen                       496    5       424      6        72
All Other Products           1,069   12       272      4       797
                            ------         ------           ------
      Total                 $9,053         $6,875           $2,178
                            ======         ======           ======

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

As indicated in the table above, there was a significant increase in sales of Ibuprofen and a small increase in sales of Naproxen during the three month period ended September 30, 2004 compared to the three-month period ended September 30, 2003. During the same period, there was a decrease in sales of Atenolol, and Allopurinol, which are manufactured for one customer. Additionally, we received approximately $311,000 of revenue attributable to sales of Reprexain(R) during the three-month period ended September 30, 2004. Sales and marketing of Reprexain(R) commenced during the quarter, as such this is the first time the Company has shown revenue for this product.


Cost of Sales

Our cost of sales for the three months ended September 30, 2004 as a percentage of overall total revenue decreased slightly, 0.6 percentage point when compared to the three month period ended September 30, 2003. Raw material prices have remained relatively constant during the three months ended September 30, 2004 when compared to the same period in 2003. The remaining components of our cost of sales, while increasing in dollar amounts, have on average, as a percentage of sales, remained relatively constant.


Gross Profit

Our total gross profit percentage for the three-month period ended September 30, 2004 was 21.4%, an increase of 0.6 percentage points compared to 20.8% for the three-month period ended September 30, 2004. This slight increase is primarily due to improved operating efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead.

Selling, general and administrative expenses increased approximately $53,000 to approximately $1,087,000, or 12.0% of net sales during the three months ended September 30, 2004, from approximately $1,034,000, or 15.0% of net sales, during the same period in 2003. The significant components of this increase are: salaries, including payroll taxes and benefits ($51,000); selling commissions ($42,000), investor and public relations costs ($37,000), utilities ($35,000), professional fees ($32,000); offset by reductions in our legal and accounting costs of $133,000. The increase in salaries, payroll taxes, benefits, professional fees and utilities are primarily attributable to our continuing expansion. In early 2004 we engaged a public relations firm, resulting in expenses during the current quarter with no matching costs incurred during the same three months in 2003. We also incurred significant legal, accounting and other professional costs as a result of the merger between ATEC Group, Inc. and Interpharm, Inc. during the three months ended September 30, 2003. The increase in selling commissions is primarily attributable to our increased sales.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

Income Taxes
The effective tax rate for the three month period ended September 30, 2004 of approximately 37% resulted in an aggregate income tax provision of approximately $244,000 compared to an effective aggregate tax rate of 33.4% for the three month period ended September 30, 2003 which resulted in a provision for income taxes of approximately $114,000.

Liquidity and Capital Resources
We currently finance our operations and capital expenditures through cash flows from operations. Net cash provided by operating activities for the three month period ended September 30, 2004 was $2,272,000 as compared to $691,000 net cash used in operating activities for the same period last year. This increase in net cash provided was a result of non-cash operating items of $505,000 added to net income of $413,000, decrease in accounts receivable of $2,368,000, offset by a decrease in accounts payable, accrued expenses and other liabilities of $360,000, and increases in inventories and prepaid expenses and other current assets of $331,000 and $323,000, respectively.

Net cash used in investing activities was $1,132,000 for the three months ended September 30, 2004, which is as a result of increases in fixed assets and building additions of $768,000 and deposits on machinery and equipment of $365,000. A component of our current plan is the expansion of the production capacity at our current facility as well as erecting a modern second facility.

Net cash used in financing activities of $487,000 for the three months ended September 30, 2004, was a result of the pay down of a mortgage loan of $62,000 and working capital lines of credit by $425,000.

In June 2004, we obtained a $21,000,000 credit facility which consists of:

       o a $7,400,000 mortgage loan used for the purchase of the second facilty. The loan is being repaid with 119 monthly installments, based upon an amortization schedule of twenty years, and a balloon payment due in ten years for the balance.

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

At the option of the Company, interest will generally be calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. As of September 30, 2004, the interest rate on the mortgage note payable was 3.20%. Other than for our mortgage loan, we have not yet drawn down on the balance of the credit facility. In addition, the Company is required to comply with certain financial covenants. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2004. The credit lines are terminable by the Bank at any time as to undrawn amounts. This new credit facility is collateralized by substantially all assets of the Company and no longer requires personal guarantees of four of the Company's stockholders.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

Working capital decreased $543,000 to $11,182,000 from $11,725,000 at June 30, 2004 primarily as a result of a decrease in net accounts receivable. This decrease was mainly attributable to a decrease in sales during the current quarter compared to the previous quarter ended June 30, 2004. A portion of the cash proceeds were used for purchases of additional building and equipment and deposits.

We have entered into agreements to renovate the second facility as well as to purchase new equipment which, in the aggregate will require approximately an additional $2.0 million, funding for which will be generated from operations, draw downs from our advised credit facilities or a combination thereof. According to current plans it is likely that we will require funds in excess of the aforementioned $2.0 million, however, we cannot at this time reasonably project that amount.

We believe the funds we generate from operations along with the financing arrangements described above should allow us to continue our expansion plans and be sufficient for us to meet our operating requirements during the next twelve months. We may nevertheless, choose to raise additional funds or seek other financing arrangements to facilitate more rapid expansion, to develop new products at a faster pace, or to acquire or invest in complimentary businesses, technologies, services or products.

At September 30, 2004, we had approximately $11,500,000 in Federal net operating loss carryforwards ("NOLs") available to reduce future taxable income, subject to certain limitations. These NOLs could result in savings of approximately $4,150,000 in future income tax payments (although there will be no corresponding benefit on income tax expenses).

Accounts Receivable

Our accounts receivable at September 30, 2004 was $4,482,000 compared to $6,850,000 at June 30, 2004. This decrease is primarily attributable to a decrease in sales during the three-month period ended September 30, 2004 compared to the three-month period ended June 30, 2004. Our accounts receivable turnover ratio decreased 0.6 turns to 6.4 turns at September 30, 2004 from 7.0 turns at June 30, 2004. The quality of our accounts receivable is good, and as such we have encountered little or no bad debt exposure


Inventory

At September 30, 2004, our inventory was $5,861,000, an increase of $331,000 from $5,530,000 at June 30, 2004. Our inventory turnover ratio of 5.2 annualized turns at September 30, 2004 decreased when compared to June 30, 2004 - 6.2 average turns. We believe this to be within acceptable limits of our current operating plan.


Accounts Payable

The accounts payable, accrued expenses and other liabilities decreased by approximately $360,000 during the three month ended September 30, 2004 as compared to June 30, 2004.

Cash and Cash Equivalents

Cash and cash equivalents increased approximately $653,000 from $2,885,000 at June 30, 2004 to $3,538,000 at September 30, 2004. During the three months ended September 30, 2004, we funded our business from operations - net cash provided by operations was approximately $2,272,000. This was offset by acquisition of new property and equipment and other additions of $1,132,000 and repayment of various bank lines of credit and bank notes payable totaling approximately $487,000.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
Inventory

Our inventories are valued at the lower of cost or market determined on a first-in, first -out basis, and includes the cost of raw materials, labor and manufacturing overhwead. We continually evaluate the carrying value of our inventories and when factors such as expiration dates and spoilage indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are disposed of and completely written off in the period incurred.

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Our principal financial instrument currently is a $21.0 million credit facility. In June 2004 the Company took a $7.4 million mortgage note payable for the purchase of its second facilty,located in Brookhaven, New York, of which approximately $7.3 million was outstanding at September 30, 2004. Any obligations created under this credit facility incur interest calculated at our option at (i) LIBOR plus 1.5% for periods ranging in length from 3 to 36 months, or (ii) at the Bank's then fixed prime rate. As of September 30, 2004, the interest rates on the mortgage note payable was 3.2%. The Company's current rate is 3.66% and is fixed until February 2005. If our borrowings remained at the same amount as of September 30, 2004, for the remainder of our fiscal year, for every one percent change, upward or downward in our borrowing rate, we would incur or save approximately $73,000 respectively. The Company anticipates that during the next twelve months it will likely draw down from its existing credit facility primarily to purchase equipment for both facilities. This likely increase in our borrowings will increase our exposure to interest rate market risk. The Company is required to comply with certain financial covenants. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2004. The credit lines are terminable by the Bank at any time as to undrawn amounts.

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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

At the conclusion of the period ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

On September 20, 2004, our independent registered accounting firm Marcum & Kliegman, LLP ("MK"), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2004, MK had discovered a condition which they deemed to be a material weakness in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board). MK noted the lack of adequate internal control / review procedures required to properly and timely record customer chargebacks. Management has informed MK and the Audit Committee that it has modified its internal control / review procedures in such a manner that it believes will prevent reoccurrences of this deficiency. The impact of the above condition was isolated to the fiscal quarter ended June 30, 2004, and did not affect the results of any prior period nor the current fiscal quarter ended September 30, 2004.

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


                            INTERPHARM HOLDINGS, INC.
                            (Registrant)


Date:  November 15, 2004

                  By:   /s/ George Aronson
                       ----------------------------
                            George Aronson,
                            Chief Financial Officer
                            (Duly authorized to sign on behalf of registrant)

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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