Form 10-Q
period 2004-12-31
INTERPHARM HOLDINGS INC
filed 2005-02-14
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                                   ----------

                         Commission File Number 0-22710

                            INTERPHARM HOLDINGS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               13-3673965
     ------------------------------                ---------------
    (State or other jurisdiction of               (I.R.S. Employer
      corporation or organization)              Identification Number)

          69 Mall Drive Commack, New York                 11725
       --------------------------------------            --------
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

                                 YES [ ] NO [X]

As of the close of business on February 11, 2005, there were 24,967,202 shares of the Registrant's $.01 par value per share Common Stock outstanding.

                            INTERPHARM HOLDINGS, INC.


TABLE OF CONTENTS


PART I     Financial Information                                           Page

Item 1.      Financial Statements & Notes .................................1-14

Item 2.      Managements Discussion & Analysis of
             Financial Condition and Results of Operations................15-19

Item 3.      Quantitative and Qualitative Disclosures about Market Risk......20

Item 4.      Controls and Procedures.........................................20


PART II    Other Information Required in Report

Items 1 through 6.........................................................21-22

Forward Looking Statements and Associated Risks..............................23

Signatures Page..............................................................24

Exhibits/Certifications...................................................25-28

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     December 31,    June 30,
                                                        2004           2004
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                          $   598,122    $ 2,884,639
  Marketable securities, at fair market value                 --         36,791
  Accounts receivable, net                             5,842,486      6,849,778
  Inventories, net                                     7,276,029      5,530,161
  Prepaid expenses and other current assets              669,446        453,157
  Deferred tax assets                                         --      1,280,000
                                                     -----------    -----------

         Total Current Assets                         14,386,083     17,034,526


  Land, building and equipment, net                   17,591,780     15,007,132
  Deferred tax assets                                  3,599,000      2,902,000
  Deposits                                               799,829        224,287
                                                     -----------    -----------

         TOTAL ASSETS                                $36,376,692    $35,167,945
                                                     ===========    ===========

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              December 31,    June 30,
                                                                                 2004           2004
                                                                             ------------    ------------
                                                                             (Unaudited)
CURRENT LIABILITIES
  Current maturities of bank debt payable                                    $  1,870,000    $    764,014
  Accounts payable, accrued expenses, and other liabilities                     3,987,897       4,560,313
                                                                             ------------    ------------

       Total Current Liabilities                                                5,857,897       5,324,327

OTHER LIABILITIES
  Bank debt, less current maturities                                            6,875,833       7,060,833
                                                                             ------------    ------------

       TOTAL LIABILITIES                                                       12,733,730      12,385,160
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares authorized; issued and outstanding -
   6,901,166 and 6,902,963, respectively; aggregate
   liquidation preference of $5,485,095 and $5,494,080, respectively              346,245         348,042
  Common stock, $.01 par value, 70,000,000 shares
   authorized; shares issued -  25,591,347 and 25,591,311, respectively           255,913         255,913
  Additional paid-in capital                                                   19,186,088      19,184,291
  Accumulated other comprehensive loss                                                 --             (92)
  Retained earnings                                                             4,652,584       3,792,499
  Treasury stock at cost, 624,145 shares                                         (797,868)       (797,868)
                                                                             ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY                                              23,642,962      22,782,785
                                                                             ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 36,376,692    $ 35,167,945
                                                                             ============    ============

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended            Six Months Ended
                                                          December 31,                  December 31,
                                                  --------------------------    --------------------------
                                                      2004          2003           2004            2003
                                                  -----------    -----------    -----------    -----------
SALES, Net                                         $8,838,067    $11,706,231    $17,891,199    $18,581,579

COST OF SALES (including related party
 rent expense of $102,000 and $204,000
 for the three and six months ended
 December 31, 2004 and 2003, respectively)          6,244,565      9,087,956     13,357,593     14,531,474
                                                  -----------    -----------    -----------    -----------

       GROSS PROFIT                                 2,593,502      2,618,275      4,533,606      4,050,105
                                                  -----------    -----------    -----------    -----------

OPERATING EXPENSES
  Selling, general and administrative  expenses     1,226,339        860,060      2,313,012      1,893,835
  Related party rent expense                           18,000         18,000         36,000         36,000
  Research and development                            363,527        154,035        538,986        189,035
                                                  -----------    -----------    -----------    -----------

       TOTAL OPERATING EXPENSES                     1,607,866      1,032,095      2,887,998      2,118,870
                                                  -----------    -----------    -----------    -----------

       OPERATING INCOME                               985,636      1,586,180      1,645,608      1,931,235
                                                  -----------    -----------    -----------    -----------

OTHER INCOME  (EXPENSE)
  Gain on sale of marketable securities                 8,943             --          8,943             --
  Interest expense                                       (342)        (4,852)        (3,520)
                                                                                                   (10,999)
  Interest income                                          --          2,446             --          5,205
                                                  -----------    -----------    -----------    -----------

       TOTAL OTHER INCOME (EXPENSE)                     8,601         (2,406)         5,423         (5,794)
                                                  -----------    -----------    -----------    -----------

        INCOME BEFORE INCOME TAXES                    994,237      1,583,774      1,651,031      1,925,441

(Forward)

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Three Months Ended        Six Months Ended
                                                    December 31,              December 31,
                                              -----------------------   ------------------------
                                                 2004         2003         2004         2003
                                              ----------   ----------   ----------   -----------
(Forward)
PROVISION FOR INCOME TAXES                       368,705      559,677      612,227       673,905
                                              ----------   ----------   ----------   -----------

       NET INCOME                             $  625,532   $1,024,097   $1,038,804   $ 1,251,536
                                              ==========   ==========   ==========   ===========

EARNINGS PER SHARE
  Basic earnings per share                    $     0.02   $     0.05   $     0.04   $      0.06
                                              ==========   ==========   ==========   ===========
  Diluted earnings per share                  $     0.01   $     0.01   $     0.01   $      0.02
                                              ==========   ==========   ==========   ===========

  Basic weighted average shares outstanding   24,967,190   17,395,546   24,967,178    16,861,779
                                              ==========   ==========   ==========   ===========
  Diluted weighted average shares and
   equivalent shares outstanding              67,981,462   68,139,385   67,978,433    68,376,030
                                              ==========   ==========   ==========   ===========

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004


                                                                                                                     Accumulated
                                                                                                   Additional           Other
                                          Preferred Stock                Common Stock               Paid-In         Comprehensive
                                        Shares        Amount         Shares         Amount          Capital            Income
                                     -------------- ------------ --------------- -------------- ----------------- ------------------
BALANCE - July 1, 2004                6,902,963    $    348,042      25,591,311   $    255,913   $ 19,184,291   $        (92)
Unrealized gain on marketable
 securities, net                             --              --              --             --             --          3,194


Net income                                   --              --              --             --             --             --
                                   ------------    ------------    ------------   ------------   ------------   ------------

BALANCE -
 September 30, 2004                   6,902,963         348,042      25,591,311        255,913     19,184,291          3,102
Unrealized loss on marketable                --
 securities, net                             --              --              --             --             --         (3,102)
Conversion of Series C
  convertible preferred stock to
  common stock                           (1,797)         (1,797)             36             --          1,797             --
Dividends declared                           --              --              --             --             --             --

Net income                                   --              --              --             --             --             --
                                   ------------    ------------    ------------   ------------   ------------   ------------

BALANCE -
 December 31, 2004                    6,901,166    $    346,245      25,591,347   $    255,913   $ 19,186,088   $         --
                                   ============    ============    ============   ============   ============   ============


                                                                                 Total
                                    Retained           Treasury Stock         Stockholders'
                                    Earnings       Shares        Amount          Equity
                                  -------------- ----------- --------------- ----------------


BALANCE - July 1, 2004            $  3,792,499         624,145   $   (797,868)   $ 22,782,785
Unrealized gain on marketable
 securities, net                            --              --             --           3,194


Net income                             413,272              --             --         413,272
                                  ------------    ------------   ------------    ------------

BALANCE -
 September 30, 2004                  4,205,771         624,145       (797,868)     23,199,251
Unrealized loss on marketable
 securities, net                            --              --             --          (3,102)
Conversion of Series C
  convertible preferred stock to
  common stock                              --              --             --              --
Dividends declared                    (178,719)             --             --        (178,719)

Net income                             625,532              --             --         625,532
                                  ------------    ------------   ------------    ------------

BALANCE -
 December 31, 2004                $  4,652,584         624,145   $   (797,868)   $ 23,642,962
                                  ============    ============   ============    ============

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHSENSIVE INCOME
                                   (Unaudited)


                                             Three Months Ended        Six Months Ended
                                                 December 31,            December 31,
                                         ------------------------   -----------------------
                                            2004          2003         2004         2003
                                         ----------    ----------   ----------   ----------
NET INCOME                               $  625,532    $1,024,097   $1,038,804   $1,251,536


OTHER COMPREHENSIVE INCOME
  Unrealized (loss)/gain on marketable
     securities, net                         (3,102)       11,557           92       12,737
                                         ----------    ----------   ----------   ----------

TOTAL COMPREHENSIVE  INCOME              $  622,430    $1,035,654   $1,038,896   $1,264,273
                                         ==========    ==========   ==========   ==========

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                      2004              2003
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $ 1,038,804        $ 1,251,536
                                                                                  -----------        -----------
 Adjustment to reconcile net income to net
  cash provided by (used in) operating activities
   Gain on sale of marketable securities                                               (8,943)                --
   Depreciation and amortization                                                      557,397            408,931
   Deferred tax expense                                                               583,000                 --
   Tax expense in connection with exercise of employee
    stock options credited to additional paid-in-capital                                   --            665,000
 Changes in operating assets and liabilities
    Accounts receivable                                                             1,007,292         (2,102,462)
    Inventories                                                                    (1,745,868)        (1,344,426)
    Prepaid expenses and other current assets                                        (170,463)          (294,946)
    Deposits                                                                               --              9,494
    Accounts payable, accrued expenses and other liabilities                         (751,136)         1,228,458
                                                                                  -----------        -----------

TOTAL ADJUSTMENTS                                                                    (528,721)        (1,429,951)
                                                                                  -----------        -----------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              510,083           (178,415)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from notes receivable                                                           --          1,524,092
  Purchases of building and equipment                                              (3,142,044)        (1,914,029)
  Deposits                                                                           (575,542)          (925,000)
                                                                                  -----------        -----------

        NET CASH USED IN INVESTING ACTIVITIES                                      (3,717,586)        (1,314,937)
                                                                                  -----------        -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank line of credit                                                   (424,847)        (1,639,946)
  Borrowings from new bank lines of credit                                          1,500,000                 --
  Repayments of bank mortgage and notes payable                                      (154,167)          (461,762)
  Cash received in reverse merger transaction                                              --             64,029
  Proceeds from options and warrants exercised                                             --          2,698,764
                                                                                  -----------        -----------

       NET CASH PROVIDED BY INVESTING ACTIVITIES                                  $   920,986        $   661,085
                                                                                  -----------        -----------

            See Notes To Condensed Consolidated Financial Statements.

                INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued


                                                                 Six Months Ended
                                                                    December 31,
                                                                 2004           2003
                                                             -----------    -----------

      NET DECREASE IN CASH AND CASH EQUIVALENTS              $(2,286,517)   $  (832,267)

CASH AND CASH EQUIVALENTS - Beginning                          2,884,639      2,336,203
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS - Ending                           $   598,122    $ 1,503,936
                                                             ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
    Interest                                                 $   105,098    $    10,999
                                                             ===========    ===========
    Income taxes                                             $    31,148    $    84,456
                                                             ===========    ===========

  Non-cash investing and financing activities:
    Conversion of Series J preferred stock to common stock   $        --    $     1,050
                                                             ===========    ===========
    Conversion of Series C preferred stock to common stock   $     1,797             --
                                                             ===========    ===========
    Declaration of preferred dividend                        $   178,719             --
                                                             ===========    ===========
    Valuation Adjustment related to reverse merger           $        --    $    50,000
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

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2004.


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

      Capitalization of Interest and Other Costs
      The Company capitalizes interest on borrowings and certain other direct costs during the active construction period of major capital projects. Capitalized costs are added to the cost of the underlying assets and will be depreciated over the useful lives of the assets. The Company capitalized approximately $109,000 during the six month period ended December 31, 2004 in connection with its capital improvements to the Brookhaven, NY facility.


NOTE 2 - Summary of Significant Accounting Policies, continued

      Stock Based Compensation
      At December 31, 2004, the Company had two stock-based employee plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                   Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
                                                      ------------                    ------------

                                                 2004            2003            2004             2003
                                             -------------   -------------   -------------    -------------

Net income, as reported                      $     625,532   $   1,024,097   $   1,038,804    $   1,251,536

Less: Stock-based employee
 compensation expense
 determined under fair value-based
 method for all  awards, net of income tax
                                                   656,470         166,714       1,312,941          333,428
                                             -------------   -------------   -------------    -------------

Pro forma net income (loss)                  $     (30,938)  $     857,383   $    (274,137)   $     918,108
                                             =============   =============   =============    =============


Basic net income (loss) per share
  As reported                                $        0.02   $        0.05   $        0.04    $        0.06
                                             =============   =============   =============    =============
  Pro forma                                  $          --   $        0.05   $       (0.01)   $        0.05
                                             =============   =============   =============    =============

Diluted net income (loss) per share
  As reported                                $        0.01   $        0.01   $        0.01    $        0.02
                                             =============   =============   =============    =============
  Pro forma                                  $          --   $        0.01   $       (0.01)            0.01
                                             =============   =============   =============    =============

      In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" which will require the Company to expense stock options based on grant date fair value in its financial statements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in the preceding pro forma table.

      The fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 145% and 124% for 2004 and 2003, respectively (2) risk-free interest rate of 4.25% and 3.4% for 2004 and 2003, respectively and (3) expected average lives of 10 and 5 years for 2004 and 2003, respectively.


NOTE 2 - Summary of Significant Accounting Policies, continued

      Reclassifications
      Certain reclassifications have been made to the condensed consolidated financial statements for the prior period in order to have it conform to the current period's classifications. These reclassifications have no effect on previously reported net income.

      Recently Issued Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS 151 are effective for the Company's fiscal year 2006. The Company is currently evaluating the provisions of SFAS 151 and does not expect adoption will have a material impact on its financial position, results of operations, or cash flows.

      In December 2004, the FASB finalized SFAS 123R amending SFAS No. 123, effective beginning the first quarter of fiscal 2006. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.The adoption of SFAS 123R will have no effect on the Company's cash flows, but is expected to have a material adverse impact on its results of operations.

      In an effort to reduce the expected material adverse impact to be incurred in future periods as a result of adopting SFAS 123R, the Company has chosen to accelerate the vesting provisions of 1,192,000 options, which represents the total unvested options granted after May 30, 2003 through December 31, 2004. An aggregate of 1,000,000 such options were granted to executives of the Company. Since options granted on or prior to May 30, 2003 are not fully vested, the Company expects to record stock options expense commencing the first quarter of fiscal 2006.

NOTE 3 - Inventories

       Inventories consist of the following:

                                               December 31,           June 30,
                                                  2004                  2004
                                                ----------          ----------
        Finished goods                         $   193,778           $ 534,175
        Work in process                          4,196,348           2,710,270
        Raw materials                            2,478,984           1,932,971
        Packaging materials                        406,919             352,745
                                                ----------          ----------

              Total                             $7,276,029          $5,530,161
                                                ==========          ==========




NOTE 4 - Land, Building and Equipment

       Land, building and equipment consists of the following:

                                                                                                 Estimated
                                                           December 31,           June 30,         Useful
                                                              2004                  2004           Lives
                                                            -----------         -----------     -----------
Land                                                        $ 4,924,000         $ 4,924,000
Building, improvements and construction in progress (a)       5,897,281           4,475,482      20 Years
Machinery and equipment                                       7,049,004           5,457,395     5-7 Years
Furniture and fixtures                                          341,781             319,762      5 Years
Leasehold improvements                                        2,729,820           2,623,203     5-15 Years
                                                            -----------         -----------
                                                             20,941,886          17,799,842
Less: accumulated
depreciation and amortization                                 3,350,106           2,792,710
                                                            -----------         -----------

Land, Building and Equipment, net                           $17,591,780         $15,007,132
                                                            ===========         ===========

(a) Not yet been placed into service and no depreciation expense has yet been recorded
                                       13

NOTE 5 - Bank Debt

      At December 31, 2004, the Company has $1,500,000 outstanding under advised lines of credit. During the six month period ended December 31, 2004 the Company repaid approximately $425,000 of various bank lines of credit, as well as $154,000 of the mortgage note payable.


NOTE 6- Income Taxes

      At December 31, 2004 the Company has remaining Federal net operating loss carryforwards ("NOLs") of approximately $10,500,000 and State NOLs of approximately $9,950,000 expiring through 2024. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited to approximately $2,690,000 per year, plus any prior years' amount not utilized, if any. As of December 31, 2004, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company reserved approximately 30% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

      In calculating its tax provision for the six month period ended December 31, 2004, the Company applied an aggregate effective tax rate of approximately 37% thereby creating an approximate $583,000 income tax expense and reduced its current deferred tax asset by a like amount. Additionally, the Company has reclassified the remaining balance of its current deferred tax asset to long term deferred tax asset.



NOTE 7- Earning Per Share

       The calculations of basic and diluted EPS are as follows:

                                                                                Three Months Ended             Six Months Ended
                                                                                  December 31,                   December 31,
                                                                             2004           2003            2004            2003
                                                                         -----------     -----------     -----------     -----------
 Numerator:
    Net income                                                           $   625,532     $ 1,024,097     $ 1,038,804     $ 1,251,536
    Less: Preferred stock dividends                                           41,392          41,392          82,784          82,784
    Less: Net income attributable to Series K preferred
    stockholders                                                              38,414         103,600          62,870         123,213
                                                                         -----------     -----------     -----------     -----------

Numerator for basic EPS                                                      545,726         879,105         893,150       1,045,539

 Effect of dilutive securities:
   Net income attributable to Series K preferred
     Stockholders                                                             38,414         103,600          62,870         123,213
                                                                         -----------     -----------     -----------     -----------
 Numerator for diluted EPS                                               $   584,140     $   982,705     $   956,020     $ 1,168,752
                                                                         ===========     ===========     ===========     ===========

 Denominator:
 Denominator for basic EPS weighted average
   shares outstanding                                                     24,967,190      17,395,546      24,967,178      16,861,779

 Effect of dilutive securities:
   Convertible Series K  preferred stock                                  37,648,650      42,844,356      37,648,650      42,764,522
   Convertible Series A, B, C and J preferred stocks                           7,402           7,474           7,402          15,463
   Stock options                                                           5,358,220       7,892,009       5,355,203       8,734,266

 Denominator for diluted EPS                                              67,981,462      68,139,385      67,978,433      68,376,030


  Basic EPS                                                              $      0.02     $      0.05     $      0.04     $      0.06
                                                                         ===========     ===========     ===========     ===========
  Diluted EPS                                                            $      0.01     $      0.01     $      0.01     $      0.02
                                                                         ===========     ===========     ===========     ===========

      As of December 31, 2004, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

      Common stock outstanding - December 31, 2004                               24,967,202

      Stock options and Warrants outstanding                                     10,535,000
      Common stock issuable upon conversion of preferred stocks:
        Series A                                                                      1,526
        Series A-1 (maximum contingent conversion) - (a)                          4,855,389
        Series B                                                                        292
        Series C                                                                      5,584
        Series K - (b)                                                           37,648,650

           Total - (c)                                                           78,013,643

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

NOTE 8 - Equity Securities

      Common Stock and Stock Options No Common Stock Options were granted during the three month period ending December 31, 2004. During the three month period ending September 30, 2004, 75,000 options were granted to a non executive new employee to purchase a like amount of the Company's common shares. These options are exercisable at a price of $2.73 per share.

      In November, 2004, the Board of Directors, declared a dividend of $178,719, in accordance with the terms set forth in the Series A-1 Cumulative Convertible Preferred stock ("A-1 shares"). The A-1 shares have a cumulative annual dividend of $0.0341 per share. The declared dividend is cumulative through June 30, 2004, has not yet been paid and is included in Accounts payable, accrued expenses, and other liabilities as at December 31, 2004.




NOTE 9 - Economic Dependency

      Major Customers
      The Company had the following customer concentrations for the three and six month periods ended December 31, 2004 and 2003:

                                    Sales - Percent of Revenue

                                Three Months          Six Months
                             Ended December 31,   Ended December 31,
                             ------------------   ------------------
                               2004    2003        2004    2003
                               ----    ----        ----    ----

               Customer "A"     23%     35%         19%     33%
               Customer "B"     21      23          27      25
               Customer "C"     23      10          16      11

                               Accounts Receivable

                                     December 31, 2004
                                     -----------------

                Customer "A"            $ 1,781,000
                Customer "B"              1,546,000
                Customer "C"                950,000

      The Company complies with its supply agreement to sell various strengths of Ibuprofen to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer "C" above.

      Major Suppliers

      For the three and six month periods ended December 31, 2004, the Company purchased materials from three suppliers totaling approximately 74% and 72% of purchases, respectively. For the three and six month periods ended December 31, 2003, the Company purchased materials from three suppliers totaling approximately and 95% and 90%, respectively. At December 31, 2004 and 2003, aggregate amounts due to these suppliers included in accounts payable, were approximately $2,051,000 and $4,350,000 respectively.


NOTE 10 - Related Party Lease

      The Company leases its business premises located in Hauppauge, New York, ("Premises") from an entity controlled by three stockholders of the Company under a noncancelable lease expiring in October 2019, and is obligated to pay minimum annual rent of $480,000, plus property taxes, insurance, maintenance and other expenses related to the Premises. The Company believes that the aggregate lease costs for the premises are less than those for comparable facilities in the area.

      Upon a change in control, as defined, of the Company, and every three years thereafter, the annual rent will be adjusted to fair market value, as determined by an independent third party.

NOTE 11 - Contingencies

      From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.


NOTE 12 - Subsequent Events

      As described in Note 2 above, in January, 2005, the Board of Directors of the Company approved the decision to accelerate the vesting of all options granted after May 30, 2003 with exercise prices of greater than $2.24 per option.

      In January, 2005, the Board of Directors granted an aggregate 2,350,000 options to purchase shares of the Company's common stock, of which 2,075,000 are vested, 150,000 options vest 20 % on each June 30, 2006 through 2010 and 125,000 options will vest at conditions set forth by the Board of Directors in the future. All options, other than those which will have their vesting determined in the future, have an exercise price of $2.24, which was the closing price of the Company's common stock on the date of the grant.

      2,000,000 of the options were issued to the Company's Chief Executive Officer, Cameron Reid. Mr. Reid has agreed to a three year term of employment with the Company for a base salary of $200,000 per year, which may be increased at the discretion of the Compensation Committee of the Company's Board of Directors

      25,000 of the vested options were granted to the Company's Chief Financial Officer.

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


RECENT DEVELOPMENTS

As further detailed in a Form 8-K filed with the Securities and Exchange Commission on January 31, 2005, Cameron Reid was appointed as our Chief Executive Officer. Mr. Reid, who had been serving on our Board of Directors since May, 2004, resigned his position on our Board to focus on his responsibilities as Chief Executive Officer. Mr. Reid has over twenty-five years of experience in the pharmaceutical business. From 1992 through March, 2004, Mr Reid served as President of Dr. Reddy's Laboratories, Inc. Mr. Reid was responsible for, and oversaw the building of its North American business, including all aspects of strategic planning and new product development.

Since joining our Board of Directors, Mr. Reid has conducted an evaluation of our business, and developed a business plan which includes capitalizing on our core competencies in the selection of new products as well as diversifying our product development into new areas. Under Mr. Reid's guidance, we were particularly active in planning for our future during the quarter ended December 31, 2004. During this period, we also focused on preparing for our future expansion and new product line development by acquiring new equipment and implementing infrastructure improvements and adding inventory control systems.

As Mr. Reid's strategic plan for our growth developed, we believed it would be best for him to be actively involved in the execution of the plan. Therefore, the Company and Mr. Reid agreed that Interpharm would best be in a position to implement his strategic plan if Mr. Reid were appointed to the position of Chief Executive Officer. We have already commenced development activities under Mr. Reid's leadership and believe that we can start marketing certain new products by the end of fiscal 2005.

In an effort to reduce the expected material adverse impact to be incurred in future periods as a result of adopting SFAS 123R, the Company has chosen to accelerate the vesting provisions of 1,192,000 options, which represents the total unvested options granted after May 30, 2003 through December 31, 2004. An aggregate of 1,000,000 such options were granted to executives of the Company. Since options granted on or prior to May 30, 2003 are not fully vested, the Company expects to record stock options expense commencing the first quarter of fiscal 2006.


RESULTS OF OPERATIONS


NET SALES BY PRODUCT (IN THOUSANDS OF DOLLARS):

                             Three Months Ended December 31,
                             -------------------------------
                            2004      % of       2003    % of
                            Sales    Sales      Sales    Sales   Variance $
                           ------    -----     -------   ----    ----------
Ibuprofen                  $5,532      63     $ 5,907     51     $  (375)
Allopurinol & Atenolol      1,884      21       4,097     35      (2,213)
Naproxen                      307       3       1,111      9        (804)

All Other Products          1,115      13         591      5         524
                           ------             -------            -------
      Total                $8,838             $11,706            $(2,868)
                           ------             -------            -------



                              Six Months Ended December 31,
                             -------------------------------
                            2004      % of       2003    % of
                            Sales    Sales      Sales    Sales   Variance $
                           ------    -----     -------   ----    ----------
Ibuprofen                  $11,703     65     $10,320     64     $ 1,383
Allopurinol & Atenolol       3,201     18       5,863     26      (2,662)
Naproxen                       803      5       1,535      6        (732)
All Other Products           2,184     12         864      4       1,320
                           -------            -------            -------
      Total                $17,891            $18,582            $  (691)
                           =======            =======            =======


As indicated in the tables above, we encountered a net decrease in our revenue. Significant components include:

o Both Allopurinol and Atenolol are manufactured for one customer based on quantities ordered by the customer. During the six months ended December 31, 2003 orders of Allopurinol and Atenolol were above normal quantities. We believe future quarterly net sales levels for Allopurinol and Atenolol will approximate net sales during the three month period ended December, 2004.

o Net sales of Naproxen have been primarily to one customer. This customer during the three month period ended December 31, 2003 placed orders for nearly twice the amount ordered during the three month period ended September 30, 2003. We believe that future net sales of Naproxen should approximate the December 2004 levels for the quarter ending March 31, 2005.As a result of an expanded customer base for this product we anticipate that sales could increase during our fiscal fourth quarter of 2005, however than can be no assurances that orders will be received timely.

o When comparing the six month period ended December 31, 2004 to the six month period ended December 31, 2003, there was a significant increase --13.4%-- in sales of Ibuprofen. However, the quarter ended December 31, 2004 witnessed a 6.3% decrease when compared to a year ago. Based upon an expanded customer base for Ibuprofen, we believe sales of Ibuprofen should increase during the balance of this fiscal year.

o Since obtaining FDA approval, revenue for Reprexain(R) totaled over $410,000.

o During the three month period ended December 31, 2004, we shipped approximately $670,000 of Hydrocodone-7.5 mg / Ibuprofen-200 mg. our generic version of Vicoprofen. This was our first quarter of shipments of the product. We do not believe future orders for this product will be as high because the results for the quarter included initial shipments, which tend to be greater than future replenishment orders. However, the results for the quarter ended December 31, 2004 do not include any additional revenue which may be derived from our profit sharing arrangement for this product which we anticipate will be included in the revenues for future periods.

GROSS PROFITS / COST OF SALES

Our total gross profit percentage for the three months ended December 31, 2004 was 29.3%, an increase of 6.9 percentage points compared to 22.4% for the three months ended December 31, 2003. This is as a result of the sale in the current quarter of one of our new products which we manufactured during the three month period ended March, 2004 for a potential new customer. The customer did not place an order timely, and we were unable to identify other potential customers. As such, we did not capitalize it as it became "short dated" inventory. Without such sale, which totaled approximately $670,000, our gross profit for the three month period ended December 31, 2004 would have been approximately 21.7%, which would have been relatively consistent with recent prior periods. Our total gross profit percentage for the six months ended December 31, 2004 was 25.3%, an increase of 3.5 percentage points compared to 21.8% for the six months ended December 31, 2004.

During the six month period ended December 31, 2004, with respect to our primary products, raw material prices have remained relatively constant when compared to 2003. While no assurance can be given, we believe that our raw material costs should remain relatively constant to current prices at least through June 30, 2005. The remaining components of our cost of sales, primarily direct labor and overhead have, as a percentage of net sales, increased slightly during the three months ended December 31, 2004, primarily as a result of costs associated to training staff for the second facility which we anticipate will be operational in mid-2005.

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

Selling, general and administrative expenses increased approximately $366,000 to approximately $1,226,000, or 13.9% of net sales during the three months ended December 31, 2004, from approximately $860,000, or 7.3% of net sales, during the same period in 2003. The significant components of this increase are: salaries, including payroll taxes and benefits ($91,000); legal and accounting costs of ($89,000); investor and public relations costs ($79,000); utilities ($15,000); professional fees ($30,000); travel expenses ($26,000) and telephone, office and seminars ($20,000).

Selling, general and administrative expenses increased approximately $419,000 to approximately $2,313,000, or 12.9% of net sales during the six months ended December 31, 2004, from approximately $1,894,000, or 10.2% of net sales, during the same period in 2003. The significant components of this increase are: salaries, including payroll taxes and benefits ($143,000); investor and public relations costs ($117,000); utilities ($51,000); professional fees ($62,000); travel ($22,000); freight ($28,000); telephone, office and seminars ($33,000); offset by reductions in our legal and accounting costs of $44,000.

The increase in salaries, payroll taxes, benefits, professional fees and utilities are primarily attributable to our continuing overall corporate expansion. As relates to our investor and public relations costs increasing, we engaged a public relations firm during the three month period ended March 31, 2004. This action resulted in incurring expenses during the three and six month periods ended December 31, 2004 with little or no costs incurred during the same period in 2003. Additionally, during the three months ended December 31, 2004, we incurred costs associated to our annual meeting of stockholders which was held in November, 2004, while none the previous year. The increases in legal and accounting and professional fees witnessed during the three month period ended December 31, 2004 compared to the same period in the prior year are primarily attributable to added services which are consistent with our product line growth. However, for the six month period ended December 31, 2004 these costs are less than the same period in the prior year primarily as a result of significant legal, accounting and other professional costs incurred during the first half of the six month period ended December 31, 2003, as a result of the merger between ATEC Group, Inc. and Interpharm, Inc.



INCOME TAXES The effective tax rate for the three and six month periods ended December 31, 2004 of approximately 37.1% resulted in aggregate income tax provisions of approximately $369,000 and $612,000, respectively, compared to effective aggregate tax rates of 35.3% and 35.0% for the three and six month periods ended December 31, 2003, respectively, which resulted in provisions for income taxes of approximately $560,000 and 674,000, respectively. While we anticipate revenue to increase, we further believe that as a direct result of accelerating our aggressive product development program, we will likely incur increased research and development expenses which, in turn will cause us to delay utilization of the current portion of our deferred tax asset. As such, we have reclassified the balance of our current deferred tax asset amount of $697,000 to long term deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES
We currently finance our operations and capital expenditures through cash flows from operations and bank borrowings. Net cash provided by operating activities for the six month period ended December 31, 2004 was $510,000 as compared to $178,000 net cash used in operating activities for the same period last year. Net cash provided in 2004 was a result of non-cash operating items of $1,131,000 added to net income of $1,039,000 and a decrease in accounts receivable of $1,007,000, offset by a decrease in accounts payable, accrued expenses and other liabilities of $751,000, and increases in inventories and prepaid expenses and other current assets of $1,746,000 and $170,000, respectively.

Net cash provided by financing activities of $921,000 for the six months ended December 31, 2004, was a result of drawing upon $1,500,000 in available lines of credit offset by the pay down of a mortgage loan of $154,000 and working capital lines of credit by $425,000.

A component of our current plan is the expansion of the production capacity at our current facility as well as erecting a second facility. Consistent with our expansion plans, during the six month period ended December 31, 2004, we disbursed $3,142,000 for new equipment, furniture and improvements. In addition to which we have outlaid $576,000 for deposits toward additional assets. As such in the aggregate we used $3,718,000 in investing activities during the six months ended December 31, 2004.

As discussed in previous filings, we obtained a $21,000,000 credit facility which consisted of:

o a $7,400,000 mortgage loan used for the purchase of the second facilty. The loan is being repaid with 119 monthly installments, based upon an amortization schedule of twenty years, and a balloon payment due in ten years for the balance. As of December 31, 2004 the total amount remaining is $7,245,000

o two advised credit lines aggregating $6,600,000 primarily to acquire new equipment and for renovations of the Company's new Yaphank, NY plant. The balance of the funds accessed through these credit lines will convert to fully amortizing five year term loans.

o a $2 million advised non-revolving secured facility for equipment purchases. Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into separate notes that fully amortize over 60 months.

o a $5,000,000 advised line of credit primarily for working capital and general corporate purposes. As of December 31, 2004, we have drawn down $1,500,000. Subsequent to year end and as of the filing date we borrowed an additional $1,500,000. These subsequent borrowings are principally to replenish funds for equipment and renovations paid for from cash flows. Each borrowing is a 90 day loan at LIBOR plus 150 basis points. Interest rates average 3.94%.

At our option, interest will be calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. As of December 31, 2004, the interest rate on the mortgage note payable ranged from 3.66% to 3.94%. In addition, we are required to comply with certain financial covenants. As of December 31, 2004, we were in compliance with all covenants. The Bank reviews the credit facility annually. The credit lines are terminable by the Bank at any time as to undrawn amounts. This new credit facility is collateralized by substantially all assets of the Company.

Working capital decreased $3,182,000 to $8,528,000 from $11,710,000 at June 30, 2004. Significant factors which contributed to the decrease are decreases in cash and net accounts receivable, utilizing $583,000 of our current deferred tax asset and reclassifying $697,000 to long term, and borrowing $1,500,000 from our credit facility, offset by an increase in inventory. As previously discussed, we disbursed in excess of $3,718,000 for purchases of additional building and equipment and deposits on equipment. Our inventory levels at December 31, 2004 increased when compared to previous levels. This is primarily as a result of production for future sales.

Future cash flows could be aided by our Federal net operating loss carryforwards ("NOLs"). At December 31, 2004, we had approximately $10,500,000 NOLs available to reduce future taxable income, subject to certain limitations. At current effective tax rates, these NOLs could result in savings of approximately $3,600,000 in future income tax payments (although there will be no corresponding benefit on income tax expenses). Further, utilization of these NOLs is limited to approximately $2,690,000 per year, plus any prior years' amount not utilized, if any.

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

ACCOUNTS RECEIVABLE

Our accounts receivable at December 31, 2004 was $5,842,000 compared to $6,850,000 at June 30, 2004. This decrease is primarily attributable to a decrease in sales during the three month period ended December 31, 2004 compared to the three month period ended June 30, 2004. Our accounts receivable turnover ratio decreased 1.4 turns to 5.6 turns at December 31, 2004 from 7.0 turns at June 30, 2004. The quality of our accounts receivable is good, and as such we have encountered little or no bad debt exposure.

INVENTORY

At December 31, 2004, our inventory was $7,276,000, an increase of $1,746,000 from $5,530,000 at June 30, 2004. Our inventory turnover ratio of 4.2 annualized turns at December 31, 2004 decreased when compared to June 30, 2004 - 6.2 average turns. The drop in turnover ratio to slightly over four turns, is primarily as a result of two factors: the manufacture of product for which the company was to receive orders during the three month period ended December 31, 2004, which did not arrive until the first calendar quarter of 2005, and a planned build-up of inventory in certain key products. As such, we believe the reduction in annual turns as at December 31, 2004, to be within acceptable limits of our current operating plan.

ACCOUNTS PAYABLE

The accounts payable, accrued expenses and other liabilities decreased by approximately $572,000 during the six month ended December 31, 2004 as compared to June 30, 2004.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased during the six months ended December 31, 2004 by approximately $2,287,000 from $2,885,000 at June 30, 2004 to $598,000 at
December 31, 2004. We funded our business from operations and bank borrowings: net cash provided by operations - $510,000; bank borrowings - net $921,000. These were offset by acquisition of new property and equipment and other additions of $3,718,000.

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

REVENUE RECOGNITION

Revenue from the sale of our products are recognized upon shipment of the product. Revenue is recorded net of provisions for rebates, charge-backs, discounts and returns, which are established at the time of sale. Estimates for rebates, charge-backs, and discounts are calculated based on actual experience and also cover chargebacks on sales to intermediary wholesale prime vendors for the supply of Ibuprofen to the Department of Veterans Affairs.

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

INVENTORY

Our inventories are valued at the lower of cost or market determined on a first-in, first -out basis, and includes the cost of raw materials, labor and manufacturing overhead. We continually evaluate the carrying value of our inventories and when factors such as expiration dates and spoilage indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are disposed of and completely written off in the period incurred.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instrument currently is a $21.0 million credit facility. In June 2004 we took a $7,400,000 mortgage note payable for the purchase of its second facilty,located in Brookhaven, New York, of which approximately $7,245,000 was outstanding at December 31, 2004. Additionally, as at December 31, 2004, we borrowed $1,500,000. Any obligations created under this credit facility incur interest calculated at our option at (i) LIBOR plus 1.5% for periods ranging in length from 3 to 36 months, or (ii) at the Bank's then fixed prime rate. As of December 31, 2004, the interest rates on the mortgage note payable was 3.66% and 3.94% the average interest rate for the $1,500,000 borrowings was 3.94%. If our combined borrowings remained at the same amount as of December 31, 2004, for the remainder of our fiscal year, for every one percent change, upward or downward in our borrowing rate, we would incur or save approximately $22,000 per quarter. We anticipate that during the next twelve months we will likely draw down additional funds from the existing credit facility primarily to purchase equipment for both facilities, as well as implement our research and development plan. This likely increase in our borrowings will increase our exposure to interest rate market risk. We are required to comply with certain financial covenants. The Bank reviews the credit facility annually. The credit lines are terminable by the Bank at any time as to undrawn amounts.

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

At the conclusion of the three and six month period ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

On September 20, 2004, our independent registered accounting firm Marcum & Kliegman, LLP ("MK"), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2004, MK had discovered a condition which they deemed to be a material weakness in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board). MK noted the lack of adequate internal control / review procedures required to properly and timely record customer chargebacks. Management has informed MK and the Audit Committee that it has modified its internal control / review procedures in such a manner that it believes will prevent reoccurrences of this deficiency. The impact of the above condition was isolated to the fiscal quarter ended June 30, 2004, and did not affect the results of any prior period nor the three and six month period ended December 31, 2004.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting of stockholders on November 18, 2004, at the offices of the American Stock Exchange.

                  1. The stockholders of the Company voted to elect six members to the Board of Directors to serve until their respective successors are elected. The results of the vote are:

                                                  For       Against    Abstain
                                                  ---       -------    -------
                  Dr. Maganlal K. Sutaria      23,463,714    21,079     84,807
                  David Reback                 23,482,393    2,400      84,807
                  Stuart H. Benjamin           23,480,088    4,705      84,807
                  Dr. Mark Goodman             23,481,093    3,700      84,807
                  Cameron Reid                 23,478,038    6,755      84,807
                  Kennith Johnson              23,482,793    2,000      84,807


                  2. The stockholders also voted ratify and approve Marcum & Kliegman, LLP, as our independent public accountants, to audit our financial statements for the fiscal year ending June 30, 2005. The result of the vote was:

                             For                Against           Abstain
                             ---                -------           -------
                             23,491,663         47,386             30,551



                  3. The stockholders voted to approve stock option grants. The result of the vote was:

                             For                Against           Abstain
                             ---                -------           -------
                             15,030,716         429,398           27,119

Item 5.           Other Information
                  None



Item 6.           Exhibits
    (a)           Exhibits

      31.1- Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

      31.2- Certification  of the  Chief  Financial  Officer  pursuant  to Rules
            13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1- Certifications   of  the  Chief  Executive  Officer  and  the  Chief
            Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sabanes-Oxley Act of 2002.


(b) Reports on Form 8-k

      1. Form 8-K filed on October 20, 2004 - Item 8.01 - Other Events. On October 18, 2004, Surinder Rametra, a Company Director and its Director of Business Development, and James Charles, a Director of the Company, resigned their directorships. Mr. Rametra resigned his directorship in order to enable him to focus solely on his responsibilitiesas Director of Business Development of the Company. Mr. Charles resigned inorder to pursue other interests. Neither Mr. Rametra nor Mr. Charles resigned as a result of any disagreement with the Company on any matter, including any matter related to the operations, policies or practices of the Company.


      2. Form 8-k filed on November 24, 2004 - Item 5.02 Departure of Directors or Principal Officers; Appointment of Principal Officers.
            - Announced the appointment of Raj Sutaria as the Company's Chief Operating Officer.

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



                               INTERPHARM HOLDINGS, INC.
                               (Registrant)




Date:  February 14, 2005
                           By: /s/ George Aronson
                               George Aronson,
                               Chief Financial Officer
                               (Duly authorized to sign on behalf of registrant)

EXHIBITS


NUMBER    DESCRIPTION


31.1      Certification   of  Cameron  Reid   pursuant  to  Exchange  Act  Rules
          13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;


31.2 Certification of George Aronson pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;


32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;