Form 10-Q
period 2005-03-31
INTERPHARM HOLDINGS INC
filed 2005-05-16
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to
                                   ----------

                         Commission File Number 0-22710

                            INTERPHARM HOLDINGS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                13-3673965
--------------------------------------------------------------------------------
State or other jurisdiction of                           (I.R.S. Employer
corporation or organization)                            Identification Number)

75 Adams Avenue, Hauppauge, New York                   11788
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

                                 YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.
                                 YES |_| NO |X|

As of the close of business on May 13, 2005, there were 26,063,832 shares of the Registrant's $.01 par value per share Common Stock outstanding.

                            INTERPHARM HOLDINGS, INC.

TABLE OF CONTENTS

PART I     Financial Information                                            Page
------     ---------------------                                            ----

Item 1.      Financial Statements & Notes                                   1-18
Item 2.      Managements Discussion & Analysis of
             Financial Condition and Results of Operations                 19-25

Item 3.      Quantitative and Qualitative Disclosures about Market Risk       26

Item 4.      Controls and Procedures                                          26


PART II    Other Information Required in Report
-------    ------------------------------------

Items 1 through 6                                                             27

Forward Looking Statements and Associated Risks                               28

Signatures Page                                                               29

Exhibits/Certifications                                                    29-33

                                    INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      ASSETS
                                                      ------

                                                                             March 31,               June 30,
                                                                                2005                   2004
                                                                          -----------------------------------
                                                                            (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                            $     2,627,650    $     2,884,639
      Marketable securities, at fair market value                                       --             36,791
      Accounts receivable, net                                                   6,512,372          6,849,778
      Inventories, net                                                           8,594,687          5,530,161
      Prepaid expenses and other current assets                                    584,291            453,157
      Deferred tax assets                                                               --          1,280,000
                                                                           ---------------    ---------------

       Total Current Assets                                                     18,319,000         17,034,526

      Land, building and equipment, net                                         19,942,927         15,007,132
      Deferred tax assets                                                        3,972,000          2,902,000
      Investment in APR, LLC                                                       772,500                 --
      Deposits                                                                     320,557            224,287
                                                                           ---------------    ---------------

       TOTAL ASSETS                                                        $    43,326,984    $    35,167,945
                                                                           ===============    ===============


            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                                         March 31, 2005         June 30, 2004
                                                                                      ---------------------------------------------
                                                                                          (Unaudited)
CURRENT LIABILITIES
  Current maturities of bank debt payable                                                      $6,340,000         $     764,014
  Accounts payable, accrued expenses, and other liabilities                                     7,194,271             4,560,313
                                                                                               ----------          ------------

       Total Current Liabilities                                                               13,534,271             5,324,327

OTHER LIABILITIES
  Bank debt, less current maturities                                                            6,783,333             7,060,833
                                                                                                ---------             ---------

       TOTAL LIABILITIES                                                                       20,317,604            12,385,160
                                                                                              -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares authorized; issued and outstanding - 6,901,146 and 6,902,963, respectively; aggregate
   liquidation preference of $5,483,095 and $5,494,080, respectively                              346,244               348,042
  Common stock, $.01 par value, 70,000,000 shares
     authorized; shares issued - 24,967,202 and 25,591,311, respectively                          249,672               255,913
  Additional paid-in capital                                                                   18,394,454            19,184,291
  Accumulated other comprehensive loss                                                                 --                   (92)
  Retained earnings                                                                             4,019,010             3,792,499
  Treasury stock at cost, 624,145 shares in 2004                                                       --              (797,868)
                                                                                             ------------           -----------

       TOTAL STOCKHOLDERS' EQUITY                                                              23,009,380            22,782,785
                                                                                             ------------           -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $43,326,984           $35,167,945
                                                                                              ===========           ===========

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 Three Months Ended March 31,         Nine Months Ended March31,
                                                                ------------------------------------------------------------------
                                                                       2005             2004            2005               2004
                                                                ------------------------------------------------------------------

SALES, Net                                                         $ 10,669,660     $ 11,307,974     $ 28,560,858     $ 29,889,553

COST OF SALES (including related party rent expense of
$102,000 and $306,000 for the three and nine months ended
March 31, 2005  and 2004, respectively)
                                                                      8,397,880        8,492,823       21,755,473       23,024,297
                                                                   ------------     ------------     ------------       ----------

       GROSS PROFIT                                                   2,271,780        2,815,151        6,805,385        6,865,256
                                                                   ------------     ------------     ------------       ----------

OPERATING EXPENSES
  Selling, general and administrative  expenses                       1,579,724        1,165,945        3,892,734        3,059,780
  Related party rent expense                                             18,000           18,000           54,000           54,000
  Research and development                                            1,658,975           80,535        2,197,961          269,570
                                                                   ------------     ------------     ------------       ----------

       TOTAL OPERATING EXPENSES                                       3,256,699        1,264,480        6,144,695        3,383,350
                                                                   ------------     ------------     ------------       ----------

       OPERATING (LOSS) INCOME                                         (984,919)       1,550,671          660,690        3,481,906
                                                                   ------------     ------------     ------------       ----------

OTHER INCOME  (EXPENSE)
  Gain on sale of marketable securities                                      --               --            8,943               --
  Gain on sale of property and equipment                                     --            2,554               --            2,554
  Interest expense                                                      (21,655)          (5,483)         (25,175)         (16,482)
  Interest income                                                            --           11,208               --           16,413
                                                                   ------------     ------------     ------------       ----------
       TOTAL OTHER INCOME (EXPENSE)                                     (21,655)           8,279          (16,232)           2,485
                                                                   ------------     ------------     ------------       ----------

        (LOSS) INCOME BEFORE INCOME TAXES                            (1,006,574)       1,558,950          644,458        3,484,391

(Forward)


            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                     Three Months Ended March 31,       Nine Months Ended March 31,
                                               -----------------------------------------------------------------------
                                                        2005              2004             2005             2004
                                               -----------------------------------------------------------------------
(Forward)

(BENEFIT FROM) PROVISION FOR INCOME TAXES              (373,000)         575,420          239,228         1,249,325
                                                     ----------       ----------       ----------       -----------

       NET (LOSS) INCOME                             $ (633,574)      $  983,530       $  405,230       $ 2,235,066
                                                     ==========       ==========       ==========       ===========

EARNINGS PER SHARE
  Basic earnings per share                           $    (0.03)      $     0.05       $     0.01       $      0.11
                                                     ==========       ==========       ==========       ===========
  Diluted earnings per share                         $    (0.03)      $     0.01       $     0.00       $      0.03
                                                     ==========       ==========       ==========       ===========

  Basic weighted average shares outstanding          24,967,202       18,457,790       24,967,196        17,389,913
                                                     ==========       ==========       ==========       ===========
  Diluted weighted average shares and
   equivalent shares outstanding                     24,967,202       69,336,012       67,701,862        68,692,068
                                                     ==========       ==========       ==========       ===========


            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                     Additional
                                         Preferred Stock                   Common Stock               Paid-In
                                      Shares         Amount            Shares          Amount         Capital
                                 --------------------------------------------------------------------------------
BALANCE - July 1, 2004              6,902,963     $    348,042       25,591,311     $    255,913     $ 19,184,291
Unrealized gain on marketable
securities, net                            --               --               --               --               --

Net income                                 --               --               --               --               --
                                 ------------     ------------     ------------     ------------     ------------

BALANCE -
 September 30, 2004                 6,902,963          348,042       25,591,311          255,913       19,184,291
Unrealized loss on marketable
securities, net                            --               --               --               --               --
Conversion of Series C
convertible preferred stock
common stock                           (1,797)          (1,797)              36               --            1,797
Dividends declared -
  Series A-1                               --               --               --               --               --

Net income                                 --               --               --               --               --
                                 ------------     ------------     ------------     ------------     ------------

BALANCE -
 December 31, 2004                  6,901,166          346,245       25,591,347          255,913       19,186,088
Retirement of Treasury Shares              --               --         (624,145)          (6,241)        (791,627)
Redemption of Series A
  convertible preferred stock             (20)              (1)              --               --               (7)

Net loss                                   --               --               --               --               --
                                 ------------     ------------     ------------     ------------     ------------

BALANCE -  March 31, 2005           6,901,146     $    346,244       24,967,202     $    249,672     $ 18,394,454
                                 ============     ============     ============     ============     ============





                                  Accumulated
                                     Other                                                             Total
                                 Comprehensive      Retained              Treasury Stock            Stockholders'
                                     Income         Earnings           Shares        Amount            Equity
                                 --------------------------------------------------------------------------------
BALANCE - July 1, 2004           $        (92)    $  3,792,499         (624,145)    $   (797,868)    $ 22,782,785
Unrealized gain on marketable
securities, net                         3,194               --               --               --            3,194

Net income                                 --          413,272               --               --          413,272
                                 ------------     ------------     ------------     ------------     ------------

BALANCE -
 September 30, 2004                     3,102        4,205,771         (624,145)        (797,868)      23,199,251
Unrealized loss on marketable
securities, net                        (3,102)              --               --               --           (3,102)
Conversion of Series C
convertible preferred stock
common stock                               --               --               --               --               --
Dividends declared -
  Series A-1                               --         (178,719)              --               --         (178,719)

Net income                                 --          625,532               --               --          625,532
                                 ------------     ------------     ------------     ------------     ------------

BALANCE -
 December 31, 2004                         --        4,652,584         (624,145)        (797,868)      23,642,962
Retirement of Treasury Shares              --               --          624,145          797,868               --
Redemption of Series A
  convertible preferred stock              --               --               --               --               (8)

Net loss                                   --         (633,574)              --               --         (633,574)
                                 ------------     ------------     ------------     ------------     ------------

BALANCE -  March 31, 2005        $         --     $  4,019,010               --     $         --     $ 23,009,380
                                 ============     ============     ============     ============     ============


            See Notes To Condensed Consolidated Financial Statements.

                    For The Nine Months Ended March 31, 2005
-------------------------------------------------------------------------------
                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHSENSIVE (LOSS) INCOME
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                         Three Months Ended            Nine Months Ended
                                                              March 31,                     March 31,
                                                     --------------------- ---------------------------------
                                                         2005            2004          2005          2004
                                                      ----------     ----------     ----------   -----------
NET (LOSS) INCOME                                     $ (633,574)    $  983,530     $  405,230    $2,235,066


OTHER COMPREHENSIVE (LOSS) INCOME
  Unrealized (loss) gain on marketable
     securities, net                                          --        (10,811)            --         1,926
                                                      ----------     ----------     ----------    ----------
TOTAL COMPREHENSIVE  (LOSS)
   INCOME                                             $ (633,574)    $  972,719     $  405,230    $2,236,992
                                                      ==========     ==========     ==========    ==========


            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                                2005                2004
                                                                        ------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $       405,230     $     2,235,066
                                                                          ---------------     ---------------
 Adjustment to reconcile net income to net
  cash provided by (used in) operating activities
   Gain on sale of marketable securities                                           (8,943)                 --
   Gain on sales of property and equipment                                             --              (2,554)
   Depreciation and amortization                                                  908,101             643,273
   Deferred tax expense                                                           210,000                  --
   Tax expense in connection with exercise of employee
    stock options credited to additional paid-in-capital                               --           1,219,000
 Changes in operating assets and liabilities
    Accounts receivable                                                           337,406          (2,979,204)
    Inventories                                                                (3,064,526)         (1,478,370)
    Prepaid expenses and other current assets                                     (85,308)           (177,416)
    Deposits                                                                           --             (98,406)
    Accounts payable, accrued expenses and other liabilities                    2,633,958             183,001
                                                                          ---------------     ---------------

TOTAL ADJUSTMENTS                                                                 930,688          (2,690,676)
                                                                          ---------------     ---------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        1,335,918            (455,610)
                                                                          ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from notes receivable                                                       --           1,524,092
  Purchases of building and equipment                                          (5,843,896)         (2,198,531)
  Proceeds from sales of property and equipment                                        --              19,000
  Investment in APR, LLC                                                         (772,500)                 --
  Deposits                                                                        (96,270)           (925,000)
                                                                          ---------------     ---------------

        NET CASH USED IN INVESTING ACTIVITIES                                  (6,712,666)         (1,580,439)
                                                                          ---------------     ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank line of credit                                               (424,847)         (1,639,946)
  Borrowings from new bank lines of credit                                      5,970,000                  --
  Repayments of bank mortgage and notes payable                                  (246,667)           (461,762)
  Payment of Series A-1 preferred stock dividend                                 (178,719)
                                                                                              ---------------
  Redemption of Series A convertible preferred stock                                   (8)                 --
  Cash received in reverse merger transaction                                          --              64,029
  Proceeds from options and warrants exercised                                         --           3,508,175
                                                                          ---------------     ---------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                          $     5,119,759     $     1,470,496
                                                                          ---------------     ---------------


            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued
-------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                  March31,
                                                                           2005                  2004
                                                                   --------------------------------------
       NET DECREASE IN CASH AND CASH  EQUIVALENTS                    $      (256,989)    $      (565,553)

CASH AND CASH EQUIVALENTS - Beginning                                      2,884,639           2,336,203
                                                                     ---------------     ---------------

CASH AND CASH EQUIVALENTS - Ending                                   $     2,627,650     $     1,770,650
                                                                     ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:
    Interest                                                         $       200,985     $        16,482
                                                                     ===============     ===============
    Income taxes                                                     $        31,148     $        99,054
                                                                     ===============     ===============

  Non-cash investing and financing activities:
    Conversion of Series J preferred stock to common stock           $            --     $         1,050
                                                                     ===============     ===============
    Conversion of Series C preferred stock to common stock           $         1,797                  --
                                                                     ===============     ===============
    Retirement of Treasury Stock                                     $       797,868                  --
                                                                     ===============     ===============
    Valuation Adjustment related to reverse merger                   $            --     $        50,000
                                                                     ===============     ===============


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

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2004.

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

      Earnings Per Share
      Basic earnings per share ("EPS") of common stock is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net (loss) income for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks. In accordance with EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," in periods when there is a net income, the Company uses the two-class method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method is used to calculate the effect of the participating Series K on diluted EPS. In periods when there is a net loss, the effect of the participating Series K is excluded from both basic and diluted EPS.

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

      Capitalization of Interest and Other Costs
      The Company capitalizes interest on borrowings and certain other direct costs during the active construction period of major capital projects. Capitalized costs are added to the cost of the underlying assets and will

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 - Summary of Significant Accounting Policies, continued

      be depreciated over the useful lives of the assets. The Company capitalized approximately $271,000 during the nine month period ended March 31, 2005 in connection with its capital improvements to the Brookhaven, NY facility.

      Stock Based Compensation
      At March 31, 2005, the Company had two stock-based employee plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and net (loss) income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:



                                                      Three Months Ended                   Nine Months Ended
                                                          March 31,                           March 31,
                                              ---------------------------------------------------------------------------
                                                     2005              2004               2005                2004
                                              ----------------    ---------------    ---------------     ----------------

Net (loss) income, as reported                $      (633,574)    $       983,530    $       405,230     $     2,235,066

Less: Stock-based employee
 compensation expense
 determined under fair value-based
 method for all  awards, net of income tax          9,270,345             212,550         10,583,286             545,977
                                              ---------------     ---------------    ---------------     ---------------

Pro forma net (loss) income                   $    (9,903,919)    $       770,980    $   (10,178,056)    $     1,689,089
                                              ===============     ===============    ===============     ===============


Basic net (loss) income per share
  As reported                                 $         (0.03)    $          0.05    $          0.01     $          0.11
                                              ===============     ===============    ===============     ===============
  Pro forma                                   $         (0.40)    $          0.04    $         (0.44)    $          0.08
                                              ===============     ===============    ===============     ===============

Diluted net (loss) income per share
  As reported                                 $         (0.03)    $          0.01    $          0.00     $          0.03
                                              ===============     ===============    ===============     ===============
  Pro forma                                   $         (0.40)    $          0.01    $         (0.44)    $          0.02
                                              ===============     ===============    ===============     ===============




In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" which will require the Company to expense stock options based on grant date fair value in its financial statements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in the preceding pro forma table. The 2005 period includes the pro-forma effects of accelerating options valued at $4.2 million, as discussed below.

In an effort to reduce the expected impact to be incurred in future periods as a result of adopting SFAS 123R, the Company has chosen to accelerate the vesting provisions of 1,192,000 options, which represents the total unvested options granted after May 30, 2003 through December 31, 2004. An aggregate of

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 2 - Summary of Significant Accounting Policies, continued

      1,000,000 such options were granted to executives of the Company. Since options granted on or prior to May 30, 2003 are not fully vested, the Company expects to record stock options expense commencing the first quarter of fiscal 2006.

      The fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 106% to 131% in 2005 and 124% in 2004, respectively (2) risk-free interest rate ranging from 4.25% to 5.58% in 2005 and 3.4% for 2004, respectively and (3) expected average lives of 10 years for 2005 and 2004, respectively.

      Reclassifications

      Certain reclassifications have been made to the condensed consolidated financial statements for the prior period in order to have it conform to the current period's classifications. These reclassifications have no effect on previously reported net (loss) income.


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

      In December 2004, the FASB finalized SFAS 123R amending SFAS No. 123, effective beginning the first quarter of fiscal 2006. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS 123R will have no effect on the Company's cash flows, but is expected to have a material adverse impact on its results of operations.

      On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or a potential VIE when specific conditions exist. The guidance shall be applied to the first reporting period beginning after March 3, 2005, but early application is permitted for periods in which financial statements have not yet been issued.

      The Company leases its premises from Sutaria Realty Family Trust. Sutaria Realty Family Trust is owned directly or indirectly by officers of the Company. Management is evaluating the relationship between the Company and Sutaria Realty Family Trust to determine if Sutaria Realty Family Trust is an implicit variable interest entity and the impact on the condensed consolidated financial statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 - Inventories
   Inventories consist of the following:
                                               March 31,           June 30,
                                                  2005               2004
                                          --------------------------------------
        Finished goods                          $    222,509        $    534,175
        Work in process                            4,874,591           2,710,270
        Raw materials                              3,033,464           1,932,971
        Packaging materials                          464,123             352,745
                                                ------------        ------------

              Total                             $  8,594,687        $  5,530,161
                                                ============        ============

NOTE 4 - Land, Building and Equipment

       Land, building and equipment consists of the following:


                                                            March 31,             June 30,         Estimated
                                                      --------------------- -------------------      Useful
                                                               2005                  2004            Lives
                                                      --------------------- -----------------   ----------------

Land                                                     $     4,924,000    $     4,924,000
Building, improvements and construction in progress (a)        6,880,466          4,475,482           20 Years
Machinery and equipment                                        8,698,393          5,457,395          5-7 Years
Furniture and fixtures                                           360,144            319,762            5 Years
Leasehold improvements                                         2,780,735          2,623,203         5-15 Years
                                                         ---------------    ---------------
                                                              23,643,738         17,799,842
Less:  accumulated
depreciation and amortization                                  3,700,811          2,792,710
                                                         ---------------    ---------------

Land, Building and Equipment, net                        $    19,942,927    $    15,007,132
                                                         ===============    ===============



(a) Not yet been placed into service and no depreciation expense has yet been recorded


NOTE 5 - Bank Debt

      At March 31, 2005, the Company had $5,970,000 outstanding under advised lines of credit, with $7,630,000 available for future borrowings. Interest rates applied to these borrowings are calculated at ninety day LIBOR plus 150 basis points and range from 4.12% to 4.46%. At the end of each term the Company has the option to extend the borrowings at LIBOR plus 150 basis points for terms ranging from 3 to 36 months or at the Bank's then fixed prime rate. In addition, the Company will be required to comply with certain financial covenants. The credit lines are terminable by the Bank at any time as to undrawn amounts.

      Additionally, the Company has a mortgage note payable of $7,153,333 of which $6,783,333 is accounted for as long term and $370,000 is accounted for as current. At March 31, 2005 the interest rate was 4.46% and will be recalculated on July 1, 2005.

      During the nine month period ended March 31, 2005 the Company repaid approximately $425,000 of various bank lines of credit, as well as $247,000 of the mortgage note payable.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 - Bank Debt, continued

  A summary of the outstanding balances is as follows:


                                            March 31,2005         June 30, 2004
                                            -------------         ------------
Lines of credit                             $   5,970,000          $   394,014
Mortgage note payable                           7,153,333            7,430,833
                                            -------------         ------------
                                              13,123,333             7,824,847

Less current maturities                        6,340,000               764,014
                                            ------------          -------------

Bank debt, less current maturities          $  6,783,333          $  7,060,833
                                            ============          ============

NOTE 6- Income Taxes

      At March 31, 2005 the Company has remaining Federal net operating loss carryforwards ("NOLs") of approximately $11,500,000 and State NOLs of approximately $10,900,000 expiring through 2024. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited to approximately $2,690,000 per year, plus any prior years' amount not utilized, if any. As of March 31, 2005, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company recorded a valuation allowance for approximately 30% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

      In calculating its tax provision for the three and nine month periods ended March 31, 2005, the Company applied an aggregate effective tax rate of approximately 37% thereby creating a deferred income tax benefit of $373,000 and an deferred income tax expense of $210,000, respectively, and adjusted its deferred tax asset by like amounts.


NOTE 7- Earning Per Share

 The calculations of basic and diluted EPS are as follows:


                                                                      Three Months Ended                    Nine Months Ended
                                                                          March 31,                             March 31,
                                                         ------------------------------------------------------------------------
                                                                   2005               2004               2005              2004
                                                         ------------------------------------------------------------------------
 Numerator:
    Net (loss) income                                     $      (633,574)    $       983,530    $       405,230    $     2,235,066
    Less: Preferred stock  dividends                               41,392              41,392            124,176            124,176
      Less: Net (loss) income attributable to  Series K
    preferred stockholders                                            N/A              93,264             18,483            208,960
                                                         ----------------     ---------------    ---------------    ---------------

Numerator for basic EPS                                          (674,966)            848,874            262,571          1,901,930

 Effect of dilutive securities:
   Net (loss) income attributable to Series K
     preferred stockholders                                           N/A              93,264             18,483            208,960
 Numerator for diluted EPS                                $      (674,966)    $       942,138    $       281,054    $     2,110,889
                                                          ===============     ===============    ===============    ===============

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7- Earning Per Share, continued



Denominator:
 Denominator for basic EPS weighted average
   shares outstanding                                      24,967,202        18,457,790       24,967,196       17,389,913

 Effect of dilutive securities:
   Convertible Series K  preferred  stock                         N/A        43,779,647       37,648,650       43,102,897
   Convertible Series A, B, C and J preferred stocks              N/A             7,438            7,401           12,783
   Stock options                                                  N/A         7,091,137        5,078,615        8,186,475
                                                        -------------     -------------    -------------    -------------

 Denominator for diluted EPS                               24,967,202        69,336,012       67,701,862       68,692,068
                                                        =============     =============    =============    =============

  Basic EPS                                             $       (0.03)    $        0.05    $        0.01    $        0.11
                                                        =============     =============    =============    =============
  Diluted EPS                                           $       (0.03)    $        0.01    $        0.00    $        0.03
                                                        =============     =============    =============    =============

As of March 31,2005, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

      Common stock outstanding - March 31, 2005                     24,967,202

      Stock options and Warrants outstanding                        12,917,500
      Common stock issuable upon conversion of preferred stocks:
        Series A                                                         1,522
        Series A-1 (maximum contingent conversion) - (a)             4,855,389
        Series B                                                           292
        Series C                                                         5,584
        Series K -- (b)                                             37,648,650
                                                                    ----------

                        Total -  (c)                                80,396,139
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

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 - Equity Securities

      Common Stock and Stock Options
      During the three month period ended March 31, 2005, the Company issued 2,382,500 options to purchase its common stock as follows:

      o As part of an employment agreement 2,000,000 vested options were issued to the Company's Chief Executive Officer, Cameron Reid having an exercise price of $2.24, which was the closing price of the Company's common stock on the date of the grant.

      o 25,000 vested options were granted to the Company's Chief Financial Officer, having an exercise price of $2.24, which was the closing price of the Company's common stock on the date of the grant.

      o 50,000 vested options were granted to the Company's director of business development, having an exercise price of $2.24, which was the closing price of the Company's common stock on the date of the grant.

      o 150,000 options were granted to the Company's VP of sales and marketing, having an exercise price of $2.24, which was the closing price of the Company's common stock on the date of the grant. 20% of the options shall vest on June 30, 2006, and 20% on each of the next four anniversaries thereof.

      o 150,000 options were granted to the Company's VP of intellectual property, having an exercise price of $1.94, which was the closing price of the Company's common stock on the date of the grant. 40,000 of the options are fully vested on the grant date; the balance shall vest at 20% on February 28, 2006, and 20% on each of the next four anniversaries thereof.

      o 7,500 options were granted to a non-executive employee. The options vest at March 31, 2006 and have an exercise price of $1.64, which was the closing price of the Company's common stock on the date of the grant.

No common stock options were granted during the three month period ending December 31, 2004. During the three month period ending September 30, 2004, 75,000 options were granted to a non executive new employee to purchase a like amount of the Company's common shares. These options are exercisable at a price of $2.73 per share.

Preferred Stock
In November, 2004, the Board of Directors, declared a dividend of $178,719, in accordance with the terms set forth in the Series A-1 Cumulative Convertible Preferred stock ("A-1 shares"). The A-1 shares have a cumulative annual dividend of $0.0341 per share. The declared dividend was cumulative through June 30, 2004, and was paid March 10, 2005. As of March 31, 2005 the Company's Board of Directors had not yet declared any dividend on the A-1 shares for the period July 1, 2004 thru March 31, 2005. Such undeclared dividends amounted to approximately $124,000 (Note 14).

Treasury Stock
In January, 2005 the Company retired 624,145 shares of its treasury stock, valued at approximately $798,000. This was accounted for as a reduction of the Company's Additional Paid-in Capital.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 9 - Economic Dependency

      Major Customers

      The Company had the following customer concentrations for the three and nine month periods ended March 31, 2005 and 2004:

                                        Sales - Percent of Revenue

                                     Three Months Ended March 31,        Nine Months Ended March 31,
                                   ---------------------------------- ----------------------------------
                                        2005              2004             2005              2004
                                   ---------------- ----------------- ---------------- -----------------
          Customer "A"                   29%              24%               23%              29%
          Customer "B"                   18               35                24               29
          Customer "C"                   11               8                 14               10

                                    Accounts Receivable
                                                            March 31, 2005
                                                            --------------
        Customer "A"                                        $ 1,918,000
        Customer "B"                                          1,595,000
        Customer "C"                                            841,000


      The Company complies with its supply agreement to sell various strengths of Ibuprofen to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer "C" above.

      Major Suppliers

      For the three and nine month periods ended March 31, 2005, the Company purchased materials from three suppliers totaling approximately 75% and 73% of purchases, respectively. For the three and nine month periods ended March 31, 2004, the Company purchased materials from three suppliers totaling approximately and 73% and 85%, respectively. At March 31, 2005 and 2004, aggregate amounts due to these suppliers included in accounts payable, were approximately $3,832,000 and $3,095,000 respectively.

NOTE 10 - Related Party Transactions

      Rents
      The Company leases its business premises located in Hauppauge, New York, ("Premises") from an entity controlled by three stockholders of the Company under a noncancelable lease expiring in October 2019, and is obligated to pay minimum annual rent of $480,000, plus property taxes, insurance, maintenance and other expenses related to the Premises. The Company believes that the aggregate lease costs for the premises are less than those for comparable facilities in the area.

      Upon a change in control, as defined, of the Company, and every three years thereafter, the annual rent will be adjusted to fair market value, as determined by an independent third party.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

      Investment in APR, LLC.
      On February 16, 2005 the Company purchased 5.0 and 2.5 Class A membership interests ("Interests") from Cameron Reid ("Reid"), our Chief Executive Officer, and John Lomans ("Lomans"),who has no affiliation with the Company, for purchase prices of $500,000 and $250,000, respectively, of APR, LLC, a Delaware limited liability company primarily engaged in the development of complex bulk pharmaceutical products ("APR"). The purchases were made pursuant to separate Class A Membership Interest Purchase Agreements dated February 16, 2005 between the Company and Reid and Lomans (the "Purchase Agreements"). At the time of the purchases, Reid and Lomans owned all of the outstanding Class A membership interests of APR, which had outstanding 75 Class A membership interests and 100 Class B membership interests. The two classes of membership interests have different economic and voting rights, and the Class A members have the right to make most operational decisions. The Class B interests are held by one of the Company's major customers and suppliers.

      In connection with the purchases made by the Company on February 16, 2005, the Company had an agreement to purchase up to an additional 2.5 Interests from Lomans. On April 11, 2005 the Company purchased an additional 2.5 Interests from Lomans for a purchase price of $250,000. As such, the Company currently owns 10 Interests out of the 100 Interests now outstanding.

      In accordance with the terms of the Purchase Agreements, the Company has granted to Reid and Lomans each a proxy to vote 5 of the Interests owned by the Company on all matters on which the holders of Interests may vote. The Board of Directors approved the purchases of Interests at a meeting held on February 15, 2005, based on an analysis and advice from an independent investment banking firm. Reid did not participate during the Company's deliberations on this matter. The Company is accounting for its investment in APR pursuant to the cost method of accounting.

NOTE 11 - Contingencies

      From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.


NOTE 12 - Significant New Contracts

      As previously announced, in February, 2005, the Company entered into two agreements with Tris Pharma, Inc. ("Tris"). One of the agreements is for the development and licensing of twenty-five liquid generic products. According to the terms of the agreement for the liquid products, Tris is to develop and deliver the properties, specifications and formulations ("Technical Packages") necessary to effectuate a technology transfer to the Company for the twenty-five generic liquid pharmaceutical products. The Company will then utilize this information to obtain all necessary approvals and manufacture and market the products. Further, this agreement provides the Company with a perpetual license of all technology and components of the Technical Packages necessary to produce the liquid products that are the subject of the agreement. It also allows the Company the use of the technology for other products in exchange for an additional fee. In the event that Tris delivers twenty-five successful Technical Packages, of which there can be no assurance, the Company will pay Tris approximately $3,000,000. In addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. As of March 31, 2005, the Company paid $250,000 to Tris. In accordance with the terms in the agreement, the Company will pay the remaining portion as various milestone deliveries are presented.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 - Significant New Contracts, continued

      The other agreement is for development and licensing of seven solid generic pharmaceutical products, some of which require specialized technology. According to the terms of the agreement for the solid dosage products, the Company will collaborate with Tris on the development, manufacture and marketing of seven solid oral dosage generic products, some of which may require the Company to challenge the patents for the equivalent branded products. This agreement provides for payments of an aggregate of $3,750,000 to Tris, whether or not regulatory approval is obtained for any of the products. The agreement for solids also provides for an equal sharing of net profits for each product that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions. As of March 31, 2005, the Company paid $750,000, with the balance to be paid essentially over the next seven quarters.

NOTE 13 - Product Sales Analysis

      An analysis of the Company's net sales by product for the three and nine month periods ended March 31, 2005 and March 31, 2004 is present below.


                                        Three Months                Nine Months
                                       Ended March 31              Ended March 31,
                                     2005         2004           2005           2004
                                     Sales        Sales         Sales          Sales
                                -----------   ------------    -----------    -----------

      Ibuprofen                       6,188          6,454    $    17,891    $    16,774
      Allopurinol & Atenolol          2,388          2,089          5,589          7,952
      Naproxen                          517          1,936          1,320          3,471
      All Other Products              1,577            829          3,761          1,693
            Total               $    10,670    $    11,308    $    28,561    $    29,890
                                ===========    ===========    ===========    ===========


NOTE 14 - Subsequent events

      The Company's board of directors, at a meeting held May 12, 2005, declared a dividend payable amounting to $124,177 for the Series A-1 cumulative convertible preferred stock for cumulative dividends earned through March 31, 2005.

      Subsequent to March 31, 2005, the Company issued 1,096,630 shares of its common stock as a result of an employee exercising a like amount of options. The Company received a cash deposit of approximately $627,000 during the quarter, in advance of the exercise of said stock options, included in Accounts payable, accrued expenses and other liabilities as at March 31, 2005.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Interpharm   Holdings,   Inc.   ("Interpharm,"   "we,"  or  "us"),  through  its
wholly-owned subsidiary, Interpharm, Inc., is engaged in the business of developing, manufacturing and marketing generic over-the-counter and prescription strength pharmaceutical products. We make sales both under our own label and to wholesalers, distributors, repackagers, and other manufacturers which sell our products under their labels. Sales are recognized when the product is shipped and appropriate provisions are made for returns and charge backs.

Cameron Reid, with over 25 years experience in the pharmaceutical industry, joined our Board of Directors in May, 2004, to assist us in the creation of our internal business plan. Under Mr. Reid's direction, we have created a business plan which capitalizes on our core competencies in the selection of new products as well as diversifies our product development into new areas. In order to implement our plan, Mr. Reid was appointed Chief Executive Officer of Interpharm in January, 2005. Simultaneously with his appointment, Mr. Reid resigned his position on our Board of Directors to focus solely on his duties as Chief Executive Officer.

In order to accelerate our new product development, we have, since February 2005, entered into arrangements with three companies for the development of new products. We spent approximately $1,659,000 on research and development during the quarter ended March 31, 2005 as compared to approximately $81,000 during the same period last year. In order to successfully implement our plan, we will continue to increase our research and development expenditures. However, there can be no assurance that our increased expenditures will result in successful products or increased revenues or profits. In order to capitalize on the availability of qualified scientific and other research and development personnel at significant cost savings, we have begun planning for a research and development facility in Ahmnebad, India. In addition to supplementing our continuing research and development activities in the United States, the planned facility in India, if and when completed, will reduce our reliance on third parties for new product development. However, as we expand our internal research and development capabilities, we will continue to seek strategic alliances with third parties, such as our previously announced agreement with Tris Pharma Inc., for the development of products requiring specialized technologies.


Results of Operations

Summary

Our loss before income taxes for the quarter ended March 31, 2005 of $1,007,000 represents a decrease in income of $2,566,000 when compared to income before taxes of $1,559,000 for the same period last year. The decrease is the result of the increase in research and development expenses of approximately $1,578,000 (62% of the decrease), an increase in selling, general, and administrative expenses of approximately $414,000 (16%) and a decrease in gross profit of approximately $543,000 (21%). During the period ended March 31, 2005, our increase in research and development expenses was attributable to the commencement of the implementation of our business plan. The increase in selling, general and administrative expenses was to retain key management personnel that were not employed by us a year ago and the reduction in gross profit is primarily attributable to a decrease in net sales and a 3.6% decrease in gross profit percentage. We will continue to incur increasing research and development expenses in the future and believe that these expenditures, combined with the hiring of additional personnel, are critical to the successful implementation of our business plan.

Net sales by product (in thousands of dollars):

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                    2005           % of         2004            % of
                                    Sales         Sales         Sales           sales       Variance $
                                    -----         -----         -----           -----      ----------
      Ibuprofen                 $    6,188            58    $    6,454             58    $     (266)
      Allopurinol & Atenolol         2,388            22         2,089             18           299
      Naproxen                         517             5         1,936             17        (1,419)
      All Other Products             1,577            15           829              7           748
            Total               $   10,670                  $   11,308                   $     (638)
                                ==========                  ==========                    ==========


                                                       Nine Months Ended March 31,
                                                       ---------------------------
                                    2005          % of         2004             % of
                                    Sales         Sales        Sales            sales       Variance $
                                    -----         -----        -----            -----       ----------
      Ibuprofen                 $   17,891            62    $   16,774             56    $    1,117
      Allopurinol & Atenolol         5,589            20         7,952             27        (2,363)
      Naproxen                       1,320             5         3,471             12        (2,151)
      All Other Products             3,761            13         1,693              6         2,068
            Total               $   28,561                  $   29,890                   $   (1,329)
                                ==========                  ==========                    ==========


As indicated in the tables above, our net revenues decreased. Significant components include:

      o Net sales of Ibuprofen for the nine month period ended March 31, 2005 increased $1,117,000 or 6.7% when compared to the nine month period ended March 31, 2004. However, during the quarter ended March 31, 2005 there was a 4.1% decrease when compared to a year ago. Based upon an expanded customer base for Ibuprofen, we believe sales of Ibuprofen should increase during the balance of this fiscal year, however, there can be no assurance that this will occur.

      o Both Allopurinol and Atenolol are manufactured for one customer based on quantities ordered by the customer. Net sales for these two products during the three month period ended March 31, 2005 were slightly higher than the same three month period in the prior year. However, when examining the results for the nine months ended March 31st, we determined that orders of Allopurinol and Atenolol were above normal quantities during the nine month period ended March 31, 2004, resulting in a decrease of approximately $2,363,000 or more than one-third of the 2004 year to date results. As revenue attributable for these two products are from one customer, it is difficult to forecast, however, at present we believe future quarterly net sales through the end of the calendar year 2005, for Allopurinol and Atenolol should approximate the quarterly average recognized during the nine month period ended March 31, 2005, however, there can be no assurance that this will occur.

      o As compared to the three month period ended March 31, 2004, our net sales of Naproxen decreased $1,419,000. Net sales of Naproxen during the three month period ended March 31, 2004 included shipments of more than $1,400,000, to one customer, an amount nearly equal to the six month period ended December 31, 2003 of $1,535,000. This customer has placed minimal re-orders since that time. We believe we have identified new customers for Naproxen and therefore, believe that future net sales of Naproxen may begin to increase during our fiscal 2006 year. However than can be no assurance that this will occur.

      o Since we began shipping Hydrocodone-7.5 mg/Ibuprofen-200 mg, our generic version of Vicoprofen, in October, 2004, we have recognized revenue of $1,242,000. While it is still too early to accurately forecast future net sales for this product, wedo not believe future orders will be as high because the results for the year to date period included initial shipments, which tend to be greater than future replenishment orders. The results for the periods reported include additional revenue derived from our profit sharing arrangement for this product.

Cost of Sales / Gross Profit

During the three and nine month periods ended March 31, 2005, with respect to our primary products, raw material prices have remained relatively constant when compared to prior year. While no assurance can be given, we believe that our raw material costs should remain relatively constant to current prices at least through June 30, 2005. The remaining components of our cost of sales, primarily direct labor and overhead have, as a percentage of net sales, increased during the three months ended March 31, 2005, primarily as a result of costs associated to training production staff for the second facility, which we anticipate will be operational sometime in 2005. Additionally, we witnessed increases in general overhead costs such as product liability and utilities. We believe these higher costs we likely continue for the near future.

As a result of the issues outlined above, our total gross profit percentage for the three months ended March 31, 2005 was 21.3%, a decrease of 3.6 percentage points compared to 24.9% for the three months ended March 31, 2004. Our total gross profit percentage for the nine months ended March 31, 2005 was 23.8%, an increase of 0.8 percentage points compared to 23.0% for the nine months ended
March 31, 2004. During the nine-month period ended March 31, 2005, we shipped approximately $670,000 of inventory that had not been previously capitalized. Without such sale our gross profit percentage for the nine months ended March 31, 2005 would have been 21.5%, a decrease of 1.5 percentage points compared to 23.0% for the nine months ended March 31, 2004.


Research and Development Expenses

As described above, as part of our business plan, during the three month period ended March 31, 2005, we took significant steps toward expanding our product line. During the three month period ended March 31, 2005, the Company had research and development expenses of $1,659,000 as compared to approximately $81,000 for the same period last year.

As previously announced, in February, 2005, we entered into two agreements with Tris Pharma, Inc. ("Tris"). One of the agreements is for the development and licensing of twenty-five liquid generic products. According to the terms of the agreement for the liquid products, Tris is to develop and deliver the properties, specifications and formulations ("Technical Packages") necessary to effectuate a technology transfer to us for the twenty-five generic liquid pharmaceutical products. We will then utilize this information to obtain all necessary approvals and manufacture and market the products. Further, this agreement provides us with a perpetual license of all technology and components of the Technical Packages necessary to produce the liquid products that are the subject of the agreement. It also allows us use of the technology for other products in exchange for an additional fee. In the event that Tris delivers twenty-five successful Technical Packages, of which there can be no assurance, we will pay Tris approximately $3,000,000. In addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product.

The other agreement is for development and licensing of seven solid generic pharmaceutical products, some of which require specialized technology. According to the terms of the agreement for the solid dosage products, we will collaborate with Tris on the development, manufacture and marketing of seven solid oral dosage generic products, some of which may require us to challenge the patents for the equivalent branded products. This agreement provides for payments of an aggregate of $3,750,000 to Tris, whether or not we obtain regulatory approval for any of the products. The agreement for solids also provides for an equal sharing of net profits for each product that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. Further, this agreement provides us with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

While we have selected the liquid and solid products we believe can be successfully developed, manufactured and marketed, there can be no assurance that the liquid products will be commercially successful, or that Interpharm and Tris will be able to successfully develop, manufacture and market any of the solid products.

In connection with the agreements described above, we have, as of March 31, 2005, paid $1,000,000 to Tris. In addition, during the three month period ended March 31, 2005, we have disbursed an aggregate of approximately $659,000 for labor, raw materials, bio-equivalency studies and tooling toward other projects.

If we are successful in our efforts we believe we could see sales from new products to our line during fiscal 2006, however, there can be no assurance that these products or our second facility will obtain timely FDA approval.


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

Selling, general and administrative expenses increased approximately $414,000 to approximately $1,580,000, or 14.8% of net sales during the three months ended March 31, 2005, from approximately $1,166,000, or 10.3% of net sales, during the same period in 2004. The significant components of this increase are: salaries, including payroll taxes and benefits ($301,000); legal and accounting costs of ($98,000); and software licenses and fees ($34,000).

Selling, general and administrative expenses increased approximately $833,000 to approximately $3,893,000, or 13.6% of net sales during the nine months ended March 31, 2005, from approximately $3,060,000, or 10.2% of net sales, during the same period in the prior year. The significant components of this increase are: salaries, including payroll taxes and benefits ($444,000); professional services; investor relations ($143,000) and public relations ($88,000); utilities ($62,000); legal and accounting ($54,000) and travel /auto/entertainment ($50,000).

The increase in salaries, payroll taxes, benefits, professional fees and utilities are primarily attributable to our continuing overall corporate expansion. An integral part of our corporate development was to attract and retain key senior executives who have the capability to effectively manage and effectuate our current and long term business strategies. To that end, during the three month period ending March 31, 2005, we retained a new chief executive officer, and filled openings of the vice president of sales and marketing and vice president of intellectual property. As relates to our investor and public relations costs increasing, we engaged a public relations firm during the three month period ended March 31, 2004. This action resulted in increased costs during the three and nine month periods ended March 31, 2005 with little or no costs incurred during the same period in the prior year. The increases in legal and accounting and professional fees witnessed during the three month period ended March 31, 2005 compared to the same period in the prior year are primarily attributable to added services which are consistent with our product line growth.

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


Income Taxes

The effective tax rate for the three and nine month periods ended March 31, 2005 of approximately 37.1%, resulted in an income tax benefit of $373,000 and an income tax provision of approximately $239,000, respectively, compared to effective aggregate tax rates of 35.9% and 36% for the three and nine month periods ended March 31, 2004, respectively, which resulted in provisions for income taxes of approximately $575,000 and 1,249,000, respectively. While we anticipate revenue to increase, we further believe that as a direct result of accelerating our aggressive product development program, we will likely incur accelerated increased research and development expenses which, in turn will cause us to delay utilization of the current portion of our deferred tax asset. As such, we have reclassified the balance of our current deferred tax asset to long term deferred tax asset.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through bank borrowings and cash flows from operations. Net cash provided by operating activities for the nine month period ended March 31, 2005 was $1,336,000 as compared to $456,000 net cash used in operating activities for the same period in the prior year. Components of the net cash provided from operating activities for the nine month period ended March 31, 2005 include non-cash operating items of $1,092,000 plus net income of $405,000 and a decrease in accounts receivable of $337,000, a increase in accounts payable, accrued expenses and other liabilities of $2,634,000, offset by increases in inventories and prepaid expenses and other current assets of $3,065,000 and $85,000, respectively. It should be noted that during the three month period ended March 31, 2005, we disbursed approximately $1,659,000 for research and development. We belive this level of spending will continue to occur for the forseeable future.

Net cash provided by financing activities of $5,120,000 for the nine months ended March 31, 2005, was a result of drawing $5,970,000 from the available lines of credit offset by the pay down of a mortgage note of $246,000, payment of $179,000 in dividends and working capital lines of credit by $425,000. Net cash provided by financing activities a year ago was $1,470,000. Net cash in-flows for the nine months were used to finance operations as well as our expansion. A component of our current plan is the completion of renovations to our second facility along with the installation of additional production, packaging and research and development. Additionally, we continue to add to our capacity at our current facility as well. As such, during the nine month period ended March 31, 2005, we disbursed $5,844,000 for new equipment, furniture and improvements. In addition, we have disbursed $96,000 for deposits toward additional assets. As further detailed in Note 10 to our condensed consolidated financial statements, based upon information presented by an independent investment banking firm, the Board of Directors authorized an investment of $750,000, plus $22,500 of related investment banking fees, into APR, LLC, ("APR"), a company primarily engaged in the development of complex bulk pharmaceutical products. In April 2005, we made an additional investment of $250,000. In the aggregate we used $6,713,000 in investing activities during the nine months ended March 31, 2005.

As discussed in previous filings, we obtained a $21,000,000 credit facility which consisted of:

      o a $7,400,000 mortgage loan used for the purchase of the second facilty. As of March 31, 2005 the total amount remaining is $7,153,333. The interest rate, as at March 31, 2005 was 4.46% through July 31, 2005, at which time it will be set according to the terms setforth below.

      o An aggregate of $13,600,000 of advised credit lines primarily to acquire new equipment and for renovations of the Company's two locations and working capital. A portion of the funds accessed through these credit lines are eligible to convert to fully amortizing five year term loans. As of March 31, 2005, we have drawn down $5,970,000, all currently on an interest only basis. Each borrowing is a 90 day loan at LIBOR plus 150 basis points. Interest rates average 4.34% and range from 4.12% to 4.46%.

      o At our option, interest will be calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. In addition, we are required to comply with certain financial covenants. As of March 31, 2005, we were in compliance with all covenants. The Bank reviews the credit facility annually. The credit lines are terminable by the Bank at any time as to undrawn amounts. This credit facility is collateralized by substantially all assets of the Company.

During the nine month period ended March 31, 2005, working capital decreased $6,925,000 to $4,785,000 from $11,710,000 at June 30, 2004. Significant factors which contributed to this reduction are increases in:
      o     current portion of bank borrowings of approximately $5,576,000
      o     accounts and accrued expenses payable of $2,004,000
      o     inventory of $3,065,000
plus decreases in:
      o     current portion of deferred tax assets of $1,280,000

As discussed earlier, we entered into agreements with Tris Pharma, Inc for the development and delivery of thirty-two new Technical Packages. The combined costs of these two agreements will approximate $6,750,000 of which we have paid $1,000,000 as of March 31, 2005. The balance on one agreement of approximately $2,750,000 could be paid within three years. The second agreement has a balance of $3,000,000 and will be paid within two years.

Future cash flows could be aided by utilization of our available Federal net operating loss carryforwards ("NOLs"). At March 31, 2005, we had approximately $11,075,000 NOLs available to reduce future taxable income, subject to certain limitations. At current effective tax rates, these NOLs could result in savings of approximately $3,600,000 in future income tax payments (although there will be no corresponding benefit on income tax expenses). Further, utilization of these NOLs is limited to approximately $2,690,000 per year, plus any prior years' amount not utilized, if any.

We believe the financing arrangements described above along with the funds we generate from operations should allow us to continue our expansion plans and be sufficient for us to meet our operating requirements during the next twelve months. We are, nevertheless, seeking to significantly increase our credit lines with our banks and are likely to seek other financing arrangements to facilitate the timely implementation of our business plan. However, there can be no assurances that we will be able to raise the necessary additional funds, and if we are unable to raise such funds, we will be required to modify our business plan for new product developments.

Accounts Receivable

Our accounts receivable at March 31, 2005 was $6,512,000 compared to $6,850,000 at June 30, 2004. This decrease is primarily attributable to net sales in the current quarter being less than that of the three month period ended June 30, 2004. Our accounts receivable turnover ratio decreased 1.3 turns to 5.7 turns at March 31, 2005 from 7.0 turns at June 30, 2004. The quality of our accounts receivable is good, and as such we have encountered little or no bad debt exposure.

Inventory

At March 31, 2005, our inventory was $8,595,000, an increase of $3,065,000 from $5,530,000 at June 30, 2004. Our inventory turnover ratio of 4.1 annualized turns at March 31, 2005 decreased when compared to June 30, 2004 - 6.2 average turns. The drop in turnover ratio to slightly over four turns, is primarily the result of a deliberate build-up of inventory in certain key products. As such, we believe the reduction in annual turns as at March 31, 2005, to be within acceptable limits of our current operating plan.

Accounts Payable

The accounts payable, accrued expenses and other liabilities increased by approximately $2,634,000 during the nine month ended March 31, 2005 as compared to June 30, 2004. As outlined above, this increase is primarily a result of a build up of inventory.

Cash and Cash Equivalents

Cash and cash equivalents decreased during the nine months ended March 31, 2005 by approximately $257,000 from $2,885,000 at June 30, 2004 to $2,628,000 at
March 31, 2005. Thus far this year we funded our business from bank borrowings and operations: bank borrowings - net $5,298,000; net cash provided by operations - $1,336,000. These were offset primarily through the use of cash to acquire new property and equipment and other additions of $5,940,000 and our investment in APR, LLC of $772,500.

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

With respect to certain products, we purchase raw materials from suppliers, which is then used in the manufacturing of completed goods and sold back to the suppliers or by direct drop shipment to the supplier's customers. Some raw materials may used in the manufacturing of products for other customers. We also
(i) have the general inventory risk by taking title to all of the raw material purchased, (ii) establish the selling price for the finished product and, (iii) significantly change the raw materials into the finished product under our specifications and formulas. These factors among others, qualify us as the principal under the indicators set forth in EITF 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent. If the terms and substance of the arrangement change, such that we no longer qualify to report these transactions on a gross reporting basis, our net income and cash flows would not be affected. However, our sales and cost of sales would both be reduced by a similar amount.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instrument currently is a $21.0 million credit facility. In June 2004 we took a $7,400,000 mortgage note payable for the purchase of our second facilty,located in Brookhaven, New York, of which approximately $7,153,333 was outstanding at March 31, 2005. Additionally, as of March 31, 2005, we borrowed an additional $5,970,000 through the advised lines of credit. Any obligations created under this credit facility incur interest calculated at our option at (i) LIBOR plus 1.5% for periods ranging in length from 3 to 36 months, or (ii) at the Bank's then fixed prime rate. As of March 31, 2005, the interest rates on the mortgage note payable was 4.66%. The average interest rate for the $5,970,000 borrowings was 4.34%. If our combined borrowings remained at the same amount as of March 31, 2005, for the remainder of our fiscal year, for every one percent change, upward or downward in our borrowing rate, we would incur or save approximately $33,000 per quarter. We anticipate that during the next twelve months we will likely draw down additional funds from the existing credit facility primarily to purchase equipment for both facilities, as well as implement our research and development plan. This likely increase in our borrowings will increase our exposure to interest rate market risk. We are required to comply with certain financial covenants. The Bank reviews the credit facility annually. The credit lines are terminable by the Bank at any time as to undrawn amounts.

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

At the conclusion of the three and nine month period ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

On September 20, 2004, our independent registered accounting firm Marcum & Kliegman, LLP ("MK"), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2004, MK had discovered a condition which they deemed to be a material weakness in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board). MK noted the lack of adequate internal control / review procedures required to properly and timely record customer chargebacks. Management has informed MK and the Audit Committee that it has modified its internal control / review procedures in such a manner that it believes will prevent reoccurrences of this deficiency. The impact of the above condition was isolated to the fiscal quarter ended June 30, 2004, and did not affect the results of any prior period nor the three and nine month periods ended March 31, 2005.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None


Item 5.           Other Information
                  None


Item 6.           Exhibits
    (a)                Exhibits

     31.1 - Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

     31.2 - Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 - Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

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



                               INTERPHARM HOLDINGS, INC.
                               (Registrant)


Date:  May 16, 2005
                           By: /s/ George Aronson
                               ------------------------
                               George Aronson,
                               Chief Financial Officer
                               (Duly authorized to sign on behalf of registrant)

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