Form 10-K
period 2005-06-30
INTERPHARM HOLDINGS INC
filed 2005-09-28
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

                              --------------------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2005

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22710

                            INTERPHARM HOLDINGS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                       13-3673965
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS. Employer
 corporation or organization)                             Identification Number)

75 Adams Avenue Hauppauge, New York                               11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code (631) 952-0214
                                               --------------

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.
                                 YES [ ] NO [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
                                 YES [ ] NO [X]

      On December 31, 2004, the aggregate market value of the voting common equity of Interpharm Holdings, Inc., held by non-affiliates of the Registrant was $14,812,796 based on the closing price of $2.45 for such common stock on said date as reported by the American Stock Exchange.

      On September 27, 2005, we had 32,338,607 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Certain information required by Part III (Items 10, 11, 12, and 14) is incorporated by reference to the Registrant's definitive proxy statement (the "2005 Proxy Statement") in connection with its 2005 annual meeting of stockholders, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                            INTERPHARM HOLDINGS, INC.
                                    Form 10-K
                         Fiscal Year Ended June 30, 2005

                                Table of Contents

PART I                                                                      Page

Item 1.      Business..........................................................1
Item 2.      Properties.......................................................16
Item 3.      Legal Proceedings................................................18
Item 4.      Submission of Matters to a Vote of
               Security Holders...............................................18

PART II

Item 5.      Market for Common Stock
               and Related Stockholder Matters................................19
Item 6.      Selected Financial Data..........................................23
Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................24
Item 7A.     Quantitative and Qualitative Disclosure
               About Market Risk..............................................47
Item 8.      Financial Statements and Supplementary Data......................47
Item 9.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosures..........................................47
Item 9A.     Controls and Procedures..........................................47

PART III

Item 10.     Directors and Executive Officers
               of the Registrant..............................................49
Item 11.     Executive Compensation...........................................49
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management and Related
               Stockholder Matters............................................49
Item 13.     Certain Relationships and Related
               Transactions...................................................49
Item 14.     Principal Accounting Fees and Services...........................50
Item 15.     Exhibits, Financial Statement Schedules
               and Reports on Form 8-K........................................50

Signatures....................................................................53

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

PART I

ITEM 1.    BUSINESS

Company History

      Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products. On May 30, 2003, Interpharm, Inc. was acquired by ATEC Group, Inc. ("ATEC") which then changed its name to Interpharm Holdings, Inc. In that transaction, ATEC acquired all of the issued and outstanding shares of Interpharm, Inc. in exchange for both ATEC common and preferred stock. Concurrently with the acquisition of Interpharm, Inc., ATEC sold its then existing computer/systems integration business to certain members of ATEC management who simultaneously resigned from ATEC. These transactions were approved by our shareholders on May 29, 2003 and are fully described in ATEC's definitive proxy statement, filed with the Securities and Exchange Commission on May 2, 2003.

      We currently make sales both under our own label and to wholesalers, distributors, repackagers, and other manufacturers which sell our products under their labels. We currently manufacture and market 23 generic drug products, which represent various oral dosage strengths for 13 unique products. Of these, we hold seven Abbreviated New Drug Applications ("ANDA") for fourteen of these products. The remaining products are manufactured under an over-the-counter monogram or are drugs which do not otherwise require ANDAs. We also manufacture fourteen generic products which are various dosage strengths of four unique products for United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc.

Our Business and Expansion Plan

      Our focus in the past has been primarily on cost-effective manufacturing of a limited number of products. As part of our ongoing expansion plan, we are in the process of transforming the Company into a full service generic products provider. To that end, over the past year, we have focused primarily on improving the infrastructure throughout our organization. First, we have added a number of key personnel, which includes the appointment of Cameron Reid as Chief Executive Officer, Jeffrey Weiss as an Executive Vice President, who runs our new Sales and Marketing Division, Kenneth Cappel as Senior Vice President of Intellectual Property, as well as a Vice President of Operations and a Director of Logistics. We also continued to hire qualified supervisors, managers and regulatory compliance personnel to improve efficiency of operations and ensure regulatory compliance. We believe that these improvements in our infrastructure development will allow us to increase capacity at our current manufacturing facility, thereby allowing us to pursue new customers for our existing product line. We have also focused a significant amount of our resources over the past year to accelerate our new product development. In addition, we have also begun the process of shifting our strategy in sales and marketing to a direct sales mode whereby we will independently market our products to a broad base of customers including, major chains, wholesalers, distributors, managed care entities and government agencies without relying on outside parties. We continue to take advantage of our ability to source raw materials and purchase equipment at advantageous prices. Finally, we have almost completed all the necessary renovations at our location in Yaphank, New York, and, subsequent to year end we have begun the process to secure land to build a research and development facility in Ahmedabad, India.

      In order to finance our expansion plan, we have been utilizing our $21 million advised line of credit obtained from HSBC Bank. While we will continue to rely on this advised credit line, continuing with our expansion plan will be dependent on our ability to raise additional capital through either additional debt financing or through an equity investment, the availability of which cannot be assured. If we are unable to obtain sufficient funds, we will have to either delay or scale back on our expansion plan. However, we do not believe our existing business would be materially adversely affected.

Research and Development

      We currently anticipate filing over 25 ANDAs over the next 24 months. We believe that this is a significant increase from our past filings of approximately one per year. In order to achieve our objectives, we have already taken significant steps to improve the infrastructure of the Company. First, we have entered into strategic development partnerships with third parties to supplement and accelerate our research and development efforts. In fact, our previously announced contracts with Tris Pharma, Inc. ("Tris"), which are addressed in detail below, not only accelerate our product development efforts in liquids, softgels and drugs that exhibit certain special release characteristics, but they also allow the use by our own research and development team of the technology for those drugs for other products.

      We intend to move a majority of our research and development efforts to our new facility in Yaphank, New York before the end of this calendar year. This move will increase nearly five fold our physical facilities devoted to research and development in the United States. In addition, we have begun the process to secure land in Ahmedabad, India on which we plan to build a 40,000 square foot facility, which will be used primarily for research and development. This facility is also anticipated to be used for the processing of bulk active pharmaceutical ingredients ("API") in preparation for finished goods manufacturing in the United States. However, there can be no assurance that we will be successful in constructing this planned facility.

      We believe that once our facility in India is operational, we should be able to capitalize on the availability of highly qualified scientific and other research and development personnel at significant cost savings, thereby supplementing our continuing research and development activities in the United States. Regulatory compliance, manufacturing of product for use in bio equivalency studies, and filing of ANDAs will all continue to be done at our research and development facility in the United States. We believe our planned India facility will reduce our reliance on third parties for the development of our product line, thereby reducing the risk that we will either not be able to develop certain products or that we will not be able to develop such products in a timely manner. We will, however, continue to evaluate opportunities with outside companies on certain products such as those requiring specialized technologies.

      In order to execute our business plan, we will have to spend a significant amount of money on research and development. During the fiscal year ended June 30, 2004, we spent approximately $538,000 on research and development. During the six-month period ended December 31, 2004, we spent approximately $539,000 on research and development. As we began to implement our plan during the first six months of this calendar year, we spent approximately $3,464,000 on research and development. In order to implement our business plan, we will have to continue to spend on research and development at an even more accelerated pace over the next two years. However, there can be no assurance that our increased research and development expenditures will result in successful products or increased revenues or profits or that we will have sufficient funds to do so.

      During the fiscal year ended June 30, 2005, our research and development efforts were limited to solid oral dosage products. The research and development of oral solid dosage products requires studies and FDA review and approval which have historically taken approximately two to three years. However, the length of time necessary to bring a product to market can vary significantly and can depend on, among other things, availability of funding, problems relating to formulation, safety or efficacy, patent issues associated with the product or barriers to market entry from brand-name product manufacturers.

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

      Our Product Pipeline

      Our new product development is currently focused in the following six areas:

      1.    Female Hormone Products

      As previously reported in July, 2005, we have already entered into an agreement with Centrix Pharmaceutical, Inc. ("Centrix") for the sale of our first female hormone product. That agreement commenced upon the first shipment of the product to Centrix in August, 2005 and has a ten year term but, under certain circumstances, may be terminated by Centrix at any time after the first year of the agreement's term. Pursuant to the terms of the agreement, Centrix is required to purchase a minimum $11.5 million of the product during the first year of the agreement's term. There are also additional annual minimum purchase requirements after the first year of the agreement's term for so long as the agreement remains in effect. In the event that the Agreement is terminated at any time, or for any reason, we maintain the right to market the product alone or with a third party.

      The manufacturing of the female hormone products requires a dedicated facility and equipment with special air handling that is segregated from the rest of our facility. These specialized requirements create significant barriers to entry to the female hormone product market because many companies do not invest the capital resources to develop such a facility and ensure that there is no "cross contamination" with the manufacturing area for the other products that they manufacture. We already have the necessary facility and equipment in place and therefore, our product development strategy includes expanding this product line to include a full line of oral contraceptives.

      2.    Scheduled Narcotics

      "Scheduled" narcotics are narcotic drugs with the potential for abuse as designated pursuant to the Controlled Substances Act (CSA), 21 U.S.C. ss. 801 et. seq. These drugs require special handling, tracking and record keeping, as well as strict adherence to other Drug Enforcement Agency ("DEA") regulations, and stringent oversight and inspection by the DEA. Pursuant to a previously announced agreement with Watson Pharmaceuticals, Inc. ("Watson"), we are distributing Hydrocodone Bitartrate and Ibuprofen Tablets, 5 mg/200 mg, our own branded generic drug which is sold under the name Reprexain(R), for which we received an approval for our ANDA from the U.S. Food and Drug Administration ("FDA") on May 18, 2004. We are also currently producing, and have received an ANDA for, Hydrocodone Bitartrate and Ibuprofen Tablets, 7.5 mg/200 mg, which is a generic version of the branded drug Vicoprofen(R) under a separate agreement with Watson.

      The regulatory requirements with respect to the handling, storage, segregation, filing and record keeping required for scheduled narcotics, and the inherent DEA oversight that accompanies it, create significant barriers to entry to the market for these products. We are already in compliance with these regulatory requirements. Therefore, as part of our expansion plan, we have begun development of a number of additional products in this area with the objective of expanding to a full line of scheduled narcotics.

      3.    Liquid Products

      Our agreement with Tris is for the development and licensing to us of up to 25 liquid products. The production of these products requires dedicated equipment, and competition in this area has historically been limited.

      4.    Special Release Characteristics

      Subsequent to year end, we amended the second agreement with Tris to increase the number of solid oral dosage products for certain drugs which have special release characteristics such as delayed release technology being developed to eight. Products such as these are often difficult to formulate, which results in limited competition and, therefore, creates an opportunity to derive greater profits. We believe that we will be able to capitalize on the technology that we will receive from Tris in that we should be able to use such technology to develop similar products in the future using our internal research and development team.

      5.    Softgels

      Our second agreement with Tris, as amended, also provides for the development of two softgel products. Like liquid products, softgel products require dedicated equipment in a segregated area. As such, competition for softgel products is limited since many companies do not devote the capital resources to develop the infrastructure to develop these products.

      6.    Off-Patent Products

      Over the next several years there are a large number of successful patented brand drugs for which the patents are due to expire. We have targeted a number of these drugs for development, manufacturing and sale.

      For most of these products, the ability to derive and maintain market share is contingent on being able to commercially launch the product at the time of expiration of relevant patents and any exclusivity periods. Therefore, it is important that we meet our product development schedule so as to ensure our ability to commercially launch on the relevant date. In order to accomplish this goal, we have outsourced the research and development of certain of these products where doing so will allow us to file in a timely manner. In addition, as previously discussed, we are devoting many of our resources to increasing our internal product development capabilities to limit the risk that we will be late to market with these products.

      We are confident that we have targeted product areas and specific products in those areas that will enable us to move away from the commodity type products that we have historically manufactured. We have not only targeted products with a view towards revenue potential and our ability to achieve market share, but we have also been mindful of increasing the diversity of products in our pipeline, and in certain product areas, a full line of products within that area. We believe that the diversity of our pipeline will, as we launch the products, be a significant factor which should increase our ability to attract customers and achieve market share.

      Recent Product Launches

      We have had two product launches since June 30, 2005. First, in August, 2005, we launched our first female hormone product. Second, in September, 2005, we launched Sulfamethoxazole and Trimethoprim ("SMT") single and double strength tablets, which are sold under the name Bactrim(R). SMT is a widely used antibiotic used to treat infections such as urinary tract infections, bronchitis, ear infections (otitis), traveler's diarrhea, and Pneumocystis carinii pneumonia. We have already entered into a number of sales contracts for SMT and shipments have commenced.

      Personnel

      Previously, our business principally relied upon a small number of individuals who performed multiple tasks without specialization in particular areas. As part of the effort to become a full service generic company, it was necessary to add new high level management, as well as various other employees in key and specialized positions. We believe that our new management, along with our other key employees, will improve our efficiency, productivity and profitability in our existing and base businesses, which already produced approximately 4 billion tablets during the fiscal year ended June 30, 2005.

      As previously reported, in January, 2005, we appointed Cameron Reid as our Chief Executive Officer. From 1992 through March 2004, Mr. Reid was the President of Dr. Reddy's Laboratories, Inc. Prior to joining Dr. Reddy's, Mr. Reid was an Executive Vice President of, and headed Roussel Corp., a division of Roussel UCLAF, a pharmaceutical company based in Montvale, New Jersey. Mr. Reid has helped us to formulate our business plan and is currently actively involved in its execution.

      In order to generate new sales opportunities, assist in product selection and product development strategy and support new product launches, Jeffrey Weiss has been appointed as an Executive Vice President. Mr. Weiss has over 17 years of industry experience, most recently serving as Chief Executive Officer of Glenmark Pharmaceuticals Inc., USA and Vice President of Sales for Dr. Reddy's Laboratories, Inc.

      In order to evaluate intellectual property issues internally and to assist in our product development strategy, we hired Kenneth Cappel, Esq. as our Senior Vice President of Intellectual Property. Mr. Cappel has over 16 years of experience with a number of companies including Dr. Reddy's Laboratories, Inc., Schering-Plough Research Institute and Budd-Larner, P.C.

      In addition to hiring several key high level employees, we have strengthened the infrastructure of our operations at the supervisor levels and manager levels, as well as hiring a Vice President of Operations and a Director of Logistics, each of whom has extensive experience. We believe that these individuals will increase efficiency at our current facility in Hauppauge, New York which will enable us to increase capacity at that facility and increase sales on our existing product line.

      Facilities

      In order to support our expansion plan, we have, during the fiscal year ended June 30, 2005, upgraded our physical infrastructure, and have taken steps for future upgrades.

      On June 29, 2004, we closed the acquisition of a 92,000 square foot facility on thirty seven acres of land, located in Yaphank, New York. The new facility, which is located in Suffolk County, New York's Brookhaven Empire Zone, includes an additional 16,000 square feet of mezzanine space which will be used for our research and development efforts. Interpharm now has two facilities with a combined size of over 200,000 square feet. We are currently in the process of renovating the new facility and anticipate that we will be able to commence research and development activity there by December, 2005. In addition, we are continuing our efforts to prepare the facility for manufacturing and anticipate that it will be ready for FDA inspection during the first quarter of calendar 2006.

      As set forth above, during the fiscal year ended June 30, 2005, we began the process to acquire land in India for a planned approximately 40,000 square foot facility in Ahmedabad, India, which, when acquired, will be used for research and development as well as processing of bulk API in preparation for finished goods manufacturing in the United States. As set forth above, we believe that having a facility in India can allow us to capitalize on the availability of qualified scientific and other research and development personnel at significant cost savings, and could also supplement our continuing research and development activities in the United States.

Strategic Alliances:

      Tris Pharma, Inc.

      On February 24, 2005 Interpharm, Inc., our subsidiary, entered into two agreements with Tris for the development and licensing of up to twenty-five immediate release liquid generic products and seven solid oral dosage generic pharmaceutical products (the "Solids Contract"). In addition, we amended the Solids Contract to include an additional solid oral dosage product and two soft gel products. In the event that Tris delivers twenty-five products under the liquids agreement, of which there can be no assurance, Tris is to receive approximately $2.9 million in development fees from us and, in addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. We are entitled to offset the royalty payable to Tris each year, at an agreed upon rate, to recoup the development fees paid to Tris under the liquids agreement.

      Pursuant to the terms of the Solids Agreement, as amended, we and Tris are to collaborate on the development, manufacture and marketing of eight solid oral dosage generic products and two soft gel products, some of which may require us to challenge the patents for the equivalent branded products. The Solids Agreement, as amended provides for payments of an aggregate of $4.5 million to Tris. The Solids Agreement, as amended, also provides for an equal sharing of net profits for all but one product that is successfully sold and marketed, after the deduction and reimbursement to us of all costs incurred by us in the development and marketing of the solid products, including the amounts paid to Tris under the contract. The other product provides for a profit split of 60% for us and 40% for Tris.

      As we develop our research and development capabilities, the Tris agreements have allowed us to bring in-house several specialized technologies which would otherwise not be available to us, and which can allow us to manufacture and sell more higher margin and profitable products.

      Centrix Pharmaceutical, Inc.

      As previously reported, effective in August, 2005, we commenced shipments pursuant to an agreement with Centrix whereby Centrix will have exclusive distribution rights in the United States to a female hormone product that is manufactured and supplied by Interpharm. Pursuant to its terms, the agreement became effective in August, 2005 when Interpharm commenced shipment of the product to Centrix.

      The agreement has a ten year term but , under certain circumstances, may be terminated by Centrix at any time after the first year of the agreement's term is completed. Pursuant to the terms of the agreement, Centrix is required to purchase at least $11.5 million of the product during the first year of the agreement's term. There are also additional annual minimum purchase requirements after the first year of the agreement's term for so long as the agreement remains in effect. In the event that the Agreement is terminated at any time, or for any reason, the Company maintains the right to market the product alone or with a third party.

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

Government Regulation

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

      The ANDA process also requires bioequivalency studies to show that the generic drug is bioequivalent to the approved drug. Bioequivalence compares the boavailability of one drug product with that of another formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.

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

      We currently hold 7 ANDAs and, as set forth above, plan to file approximately 25 ANDAs during the two year period following the date of this report. There can be no assurances, however, that the FDA will ultimately approve the drugs that are under development or that ANDAs will be issued.

Raw Materials

      Most of the raw materials that we use in the manufacturing of our products consist of pharmaceutical chemicals in various forms, which are available from various sources. FDA approval is required in connection with the process of selecting active ingredient suppliers. In selecting a supplier, we consider not only their status as an FDA approved supplier, but consistency of their products, timeliness of delivery, and price.

Marketing Strategy

      During the fiscal year ended June 30, 2005, approximately 45% of our sales were made under our own label. The remaining 55% were manufactured and delivered to our wholesalers and distributors which sell our products under their own labels. In addition, during this period, two of our customers collectively accounted for approximately 45% of our total sales. For the same period in 2004, two of our customers accounted for approximately 55% of our total sales. Except as described below, we do not have contracts with any of these customers. During the fiscal year ended June 30, 2005, we had a contract with the Department of Veterans Affairs for the supply of Ibuprofen through a prime vendor, which accounted for 11% of our total sales, as compared to 10% for the fiscal year ended June 30, 2004. The loss of any of our largest customers could have a material adverse effect on our business. As is the case with our largest customers, most of our other sales for the fiscal year ended June 30, 2005 were not made pursuant to contracts, but pursuant to individual purchase orders. Therefore, although we have very strong relationships with our customers, there is nothing requiring many of them to continue to purchase our products and there can be no guarantee that they will continue to do so.

      Our marketing strategy has undergone significant changes as a result of the implementation of our expansion plan. Our current marketing strategy focuses on obtaining a broader customer base and making more direct sales. With a broader customer base, we believe that we will be able to have a stable sales and production cycle for our products, as well as an easily accessible market for our new products. By making more direct sales, we believe that we can maximize value and profits by eliminating intermediaries as well as offer better customer service and improve and strengthen our customer relationships. We have begun to realize the benefits of this marketing strategy through the two recent launches of our female hormone product, as well as SMT where, in each case, we will realize significantly higher gross margins than we have historically achieved. In addition, with our launch of SMT, we have been able to make sales to national accounts as well as expand our customer base. This strategy has also provided us with benefits to our existing product line in that we have been able to sell both Ibuprofen and Naproxen to some of these new accounts.

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

Products:

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

Product Name                                        BRAND-NAME DRUG
------------                                        ---------------

1. Acetaminophen, 500 mg White Tablets              Tylenol(R)

2. Acetaminophen, 500 mg White Caplets              Tylenol(R)

3. Acetaminophen, 325 mg White Tablets              Tylenol(R)

4. Allopurinol, 100 mg White Tablets*               Zyloprim (R)

5. Allopurinol, 300 mg White Tablets*               Zyloprim (R)

6. Atenolol, 25 mg White Tablets*                   Tenormin (R)

7. Atenolol, 50 mg White Tablets*                   Tenormin (R)

8. Atenolol, 100 mg White Tablets*                  Tenormin (R)

9. Clorpheniramine Maleate, 4mg Yellow Tablets      Chlortrimetron(R)

10. Ibuprofen, 200mg White Tablets                  Advil(R)

11. Ibuprofen, 200mg Brown Tablets                  Advil(R)

12. Ibuprofen, 200mg Orange Tablets                 Motrin(R)

13. Ibuprofen, 200mg White Caplets                  Advil(R)

14. Ibuprofen, 200mg Brown Caplets                  Advil(R)

15. Ibuprofen, 200mg Orange Caplets                 Motrin(R)

16. Ibuprofen, 400mg White Tablets                  Motrin(R)

17. Ibuprofen, 600mg White Tablets                  Motrin(R)

18. Ibuprofen, 800mg White Tablets                  Motrin(R)

19. Isometheptene Mucate, Dichloralphenazone,
Acetaminophen, Red/Red Capsule, 65mg/100mg/325mg    Midrane(R)

20. Naproxen, 250mg White Tablets                   Naprosyn(R)

21. Naproxen, 375mg White Tablets                   Naprosyn(R)

22. Naproxen, 500mg White Tablets                   Naprosyn(R)

23. Pseudoephedrine HCl, 60mg White Tablets         Sudafed(R)

24. Pseudoephedrine HCl, Triprolidine HCl White
Tablets, 60mg/2.5mg                                 Actifed(R)

25. Amitriptyline HCl Tablets, 10mg*                Endep(R) and Elavil(R)

26. Amitriptyline HCl Tablets, 25mg*                Endep(R) and Elavil(R)

27. Amitriptyline HCl Tablets, 50mg*                Endep(R) and Elavil(R)

28. Amitriptyline HCl Tablets, 75mg*                Endep(R) and Elavil(R)

29. Amitriptyline HCl Tablets, 100mg*               Endep(R) and Elavil(R)

30. Amitriptyline HCl Tablets, 150mg*               Endep(R) and Elavil(R)

31. Prednisone, 5mg*                                Deltasone(R)

32. Prednisone, 10mg*                               Deltasone(R)

33. Prednisone, 20 mg*                              Deltasone(R)

34. Aspirin, 81mg                                   Ecotrin(R)

35. Acetaminophen and Diphenhydramine               Tylenol PM(R)
HCl Tablets, 500 mg / 25 mg

36. Hydrocodone Bitartrate and                      Vicoprofen(R)
Ibuprofen Tablets, 7.5 mg / 200 mg

37. Hydrocodone Bitartrate and                      Reprexain(R)
Ibuprofen Tablets,and 5 mg / 200 mg


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

EMPLOYEES

      As of June 30, 2005, we had 485 full time employees. We believe we have a strong relationship with our employees. None of our employees are represented by a union.

ITEM 2.  PROPERTIES

Description of Property

      We lease an entire building in Hauppauge, New York, pursuant to a non-cancellable lease expiring in October, 2019, which houses our manufacturing, warehousing and some of our executive offices. The leased building is approximately 100,000 square feet and is located in an industrial/office park. The current annual lease payments to the landlord, Sutaria Family Realty, LLC, are $480,000. Sutaria Family Realty, LLC is owned by Mona Rametra, Perry Sutaria and Raj Sutaria, who collectively own 14,683,802 shares of our common stock, 456,562 shares of our Series A-1 Preferred Stock and 1,464,567 shares of our Series K Preferred Stock and are the children of Dr. Maganlal K. Sutaria, the Chairman of our Board of Directors, and the niece and nephews of Bhupatlal K. Sutaria, our President. Mona Rametra is also the wife of our General Counsel and Secretary, Munish K. Rametra. In addition, Raj Sutaria is an officer of Interpharm, Inc. Upon a change in ownership of the Company, and every three years thereafter, the annual base rent will be adjusted to fair market value, as determined by an independent appraisal. There are no tenants in the building other than us.

      We also leased approximately 23,175 square feet of office space at 69 Mall Drive in Commack, New York. The lease for this office space expired in May, 2005. The annual lease payments approximated $179,000. During the eleven months ended May, 2005, we sublet approximately18,500 square feet for approximately $138,000. We have sublet office space at 85 Adams Avenue in Hauppauge through January 31, 2006 at a cost of $8,750 per month. Thereafter we intend to move these employees to our facility in Yaphank, New York.

      On June 29, 2004, pursuant to a contract entered into on November 14, 2003, and through our wholly owned subsidiary, Interpharm Realty, LLC, we purchased a 92,000 square foot facility on thirty seven acres of land, located at 50 Horseblock Road in Brookhaven, New York. The purchase price for the building and land was approximately $9.4 million. The facility is located in Suffolk County, New York's Brookhaven Empire Zone. As part of the on going renovations, we are constructing a 16,000 square foot research and development laboratory within the facility. Through June 30, 2005 we have spent an additional $4.8 million in building renovations and equipment. We anticipate the research and development portion to be operational sometime during the first fiscal quarter of fiscal 2006.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time, we are involved in legal proceedings relating to our business. Since the date of our last report on Form 10-Q for the fiscal quarter ended March 31, 2005, we are unaware of any material pending or threatened legal action or proceeding against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fiscal quarter ended June 30, 2005.

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

                                                                 High      Low
                                                                 ----      ---
2002
       Quarter ended 9/30..................................... $ 0.44    $ 0.26
       Quarter ended 12/31....................................   0.85      0.26

2003
       Quarter ended 3/31.....................................   0.72      0.54
       Quarter ended 6/30.....................................   2.93      0.62
       Quarter ended 9/30.....................................   8.90      3.30
       Quarter ended 12/31....................................   5.47      4.00

2004
       Quarter ended 3/31.....................................   5.87      4.30
       Quarter ended 6/30.....................................   4.80      2.45
       Quarter ended 9/30.....................................   3.98      2.25
       Quarter ended 12/31....................................   3.49      2.20

2005
       Quarter ended 3/31.....................................   2.58      1.50
       Quarter ended 6/30.....................................   1.65      1.23

      As of September 27, 2005, there were approximately 266 holders of record of our common stock, 19 holders of record of Series A preferred shares, 290 holders of record of Series C preferred shares, 4 holders of record of Series K Preferred Stock and 2 holders of record of Series A-1 Preferred Stock.

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

                    SECURITIES AUTHORIZED FOR ISSUANCE UNDER
                            EQUITY COMPENSATION PLANS

      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 30, 2005. The table includes the following plans:
1997 Stock Option Plan and 2000 Flexible Stock Plan.

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

                                                         =======================      ================= ============================
Equity compensation plans approved by security holders:
1997 Stock Option Plan                                           1,436,370               $     1.97                      -0-
2000 Flexible Stock Plan(1)                                     11,217,500               $     0.89                5,211,938
                                                               ===========                =========             ============
Total                                                           12,653,870               $     1.01                5,211,938
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

                     RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal quarter ended June 30, 2005, we have made the following sales of restricted securities:

      On April 4, 2005, the Company issued 1,096,630 shares of its common stock as a result of an employee exercising a like amount of options. The Company received cash of approximately $627,000 during the quarter. The shares were issued in reliance upon Section 4(2) of the Securities Act.

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

      -     Liquidation Preference. None.

      -     Dividend Rights. Same as Common Stock.

      -     Redemption Provisions. None.

      -     Amount Authorized. 3 million shares.

      -     Amount Outstanding. 1,464,567

      - Conversion. The Series K Stock began converting into shares of our Common Stock on June 4, 2004. On that date, 292,913 shares of Series K Stock converted into 6,274,775 shares of Common Stock. Additionally, on June 4, 2005, 292,913 shares of Series K Stock converted into 6,274,775 shares of Common Stock. Assuming that the accelerated vesting provisions of the Series K Stock Certificate described below will not apply, the Series K shares will automatically convert into a like amount on each June 4, 2006 through 2010, for an aggregate of an additional 31,373,875 shares of common stock.

      Under the terms of the accelerated vesting provisions of the Series K Stock Certificate, and a separate agreement with the Series K holders in which they agreed to forego certain rights they possessed pursuant to the terms of the Series K Stock Certificate, in the event that (i) (a) any person or group other than the holders of the Series K acquires 50% or more of Interpharm's common stock or (b) if following a tender offer or proxy contest, the persons who were previously Interpharm's directors do not constitute a majority of the Board of Directors, and (ii) the Series K holders own less than 51% of Interpharm's Common Stock, additional shares of Series K may convert at the request of the Series K holders such that they own, in the aggregate, at least 51% of Interpharm's Common Stock.

      While the holders of the Series K have demand registration rights with respect to the Common Stock to be issued upon conversion of the Series K, they have not exercised that right as of the date of this Report. Therefore, all common stock issued pursuant to Series K conversions aggregating 12,549,550 are restricted.

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

ITEM 6.  SELECTED FINANCIAL DATA

      The following table presents summary financial data for the years ended June 30, 2005 and 2004, the six-months ended June 30, 2003 and June 30, 2002 and the three previous years ended December 31, 2002, 2001 and 2000. The summary financial data set forth below with respect to our statements of operations for the years ended December 31, 2001 and 2000 and the balance sheet data as at June 30, 2004 and 2003 and December 31, 2002, 2001 and 2000 was derived from our consolidated financial statements which are not included in this Report. The following summary financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                       Year Ended    Year Ended      Six Months       Six Months     Year ended     Year ended      Year ended
                         June 30,      June 30,     Ended June 30,     Ended June      December     December 31,    December 31,
                           2005          2004            2003         30, 2002 (1)     31, 2002        2001            2000
                           ----          ----            ----         ------------     --------        ----            ----
Net Sales               $39,910,970   $41,099,728     $14,953,438     $11,743,440    $24,312,245    $18,435,446      $11,391,326

Net (loss) income          (149,432)    3,122,821         723,645         610,802      1,050,419        514,565          337,764
(Loss) Income per
common share:
  Basic                       (0.01)         0.16            0.08            0.07           0.13           0.06             0.04
  Diluted                     (0.01)         0.04            0.02            0.02           0.03           0.01             0.01

Balance Sheet Data
Total Assets             46,389,660    35,167,945      20,338,795      10,904,362     11,198,347      9,645,807        7,390,015
Long-term obligations     6,706,167     7,075,801         267,056       3,460,959      3,335,754      3,591,480        3,289,118
Cash dividend per
common share                      0             0               0               0              0              0                0

(1)   Unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

      Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products.

      We currently make sales both under our own label and to wholesalers, distributors, repackagers, and other manufacturers which sell our products under their labels. We currently manufacture and market 23 generic drug products, which represent various oral dosage strengths for 13 unique products. Of these, we hold seven Abbreviated New Drug Applications ("ANDA") for fourteen of these products. The remaining products are manufactured under an over-the-counter monogram or are drugs which do not otherwise require ANDAs. We also manufacture fourteen generic products which are various dosage strengths of four unique products for United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc.

      Our focus in the past has been primarily on cost-effective manufacturing of a limited number of products. As part of our ongoing expansion plan, we are in the process of transforming the Company into a full service generic products provider. To that end, over the past year, we have focused primarily on improving the infrastructure throughout our organization. First, we have added a number of key personnel, which includes the appointment of Cameron Reid as Chief Executive Officer, Jeffrey Weiss as an Executive Vice President in charge of sales and marketing, Kenneth Cappel as Senior Vice President of Intellectual Property, a Vice President of Operations and a Director of Logistics. These individuals have over 75 years of combined experience in the pharmaceutical industry. We also continued to hire qualified supervisors, managers and regulatory compliance personnel to improve efficiency of operations and ensure regulatory compliance. We believe that the addition of such key personnel, as well as our continued commitment to improvements in our infrastructure through capital expenditure on new equipment and upgrading current manufacturing facility, will allow us to increase capacity at that facility, thereby allowing us to pursue new customers for our existing product line. We have also focused a significant amount of our resources over the past year to accelerate our new product development.

      Our marketing strategy has undergone significant changes as a result of the implementation of our expansion plan. Our current marketing strategy focuses on obtaining a broader customer base and making more direct sales. With a broader customer base, we believe that we will be able to have a stable sales and production cycle for our products, as well as an easily accessible market for our new products. By making more direct sales, we believe that we can maximize value and profits by eliminating intermediaries as well as offer better customer service and improve and strengthen our customer relationships. We have begun to realize the benefits of this marketing strategy through the two recent launches of our female hormone product, as well as Sulfamethoxazole and Trimethoprim ("SMT") where, in each case, we will realize significantly higher gross margins than we have historically achieved. In addition, with our launch of SMT, we have been able to make sales to national accounts as well as expand our customer base. This strategy has also provided us with benefits to our existing product line in that we have been able to sell both Ibuprofen and Naproxen to some of these new accounts.

      During the fiscal year ended June 30, 2004, we spent approximately $538,000 on research and development. During the six-month period ended December 31, 2004, we spent approximately $539,000 on research and development. As we begun to implement our business plan during the first six months of this calendar year, we spent approximately $3,464,000 on research and development. We will continue to spend on research and development at an even more accelerated pace over the next two years.

      We currently anticipate filing over 25 ANDAs over the next 24 months. In an effort to help accelerate our product development, we have entered into strategic development partnerships with third parties to supplement our internal research and development efforts. In fact, our previously announced contracts with Tris, not only accelerate our product development efforts in both liquids, softgels and drugs that exhibit certain special release characteristics, but they also allow our own research and development team to use the technology for those drugs for other products.

      Our new product pipeline pursuant to our expansion plan is focused in six areas: female hormone products, scheduled narcotics, products requiring special release characteristics, liquid products, softgel products and products coming off patent. We have chosen some of these product areas because we possess existing core competencies, and because management believes that competition in these areas should be limited due to barriers to entry that we have overcome. For example, female hormone products require a dedicated and segregated facility with separate air handling and other equipment to avoid cross contamination. We have already built such a facility, have the necessary equipment and are producing female hormone products under our agreement with Centrix Pharmaceuticals, Inc. Scheduled narcotics require compliance with regulations governing their handling, storage, segregation, filing and record keeping which create a significant barrier to entry to the market for these products. We are already in compliance with these regulations and therefore, our product development strategy includes expanding this line of products to a full line of scheduled narcotics.

      We have also entered into two agreements with Tris Pharma, Inc. ("Tris") for the development of up to 25 immediate release liquid generic products, eight solid oral dosage generic pharmaceutical products, and two softgel products. Liquid and softgel products require dedicated equipment in a segregated area. We are in the process of building liquid and softgel areas in our facilities. The eight solid oral dosage products contain special release characteristics which makes the formulation and further development of these products more difficult than most generic products. We believe this creates a barrier to entry and limits competition for such products. As part of our arrangement with Tris, we will bring certain specialized technology in-house, and may be able to use such technology for future product developments. We have also contracted with other third parties to develop certain products that will be coming off patent in the next few years. In order for us to maximize our market share and gross margins for these products, it will be necessary for us to be in a position to launch such products on the date of patent expiration and any applicable exclusivity periods. We believe that between our internal developments and those that we have outsourced to third parties, we can be in a good position to launch most of these products on the critical dates.

      We intend to move a majority of our research and development efforts to our new facility in Yaphank, New York before the end of this calendar year. This move will increase nearly five fold our physical facilities devoted to research and development in the United States. In addition, we have begun the process to secure land in Ahmedabad, India on which we plan to build a 40,000 square foot facility, which will be used primarily for research and development. This facility is also expected to be used for the processing of bulk active pharmaceutical ingredients ("API") in preparation for finished goods manufacturing in the United States. However, there can be no assurance that we will be successful in constructing this planned facility.

      We believe that once our facility in India is operational, we will be able to capitalize on the availability of highly qualified scientific and other research and development personnel at significant cost savings, thereby supplementing our continuing research and development activities in the United States. Regulatory compliance, manufacturing of product for use in bio equivalency studies, and filing of ANDAs will all continue to be done at our research and development facility in the United States. We believe our planned India facility will reduce our reliance on third parties for the development of our product line, thereby reducing the risk that we will either not be able to develop certain products or that we will not be able to develop such products in a timely manner. We will, however, continue to evaluate opportunities with outside companies on certain products such as those requiring specialized technologies.

      In order to finance our expansion plan, we have been utilizing our $21 million advised line of credit obtained from HSBC Bank. We will have to spend a significant amount of money on research and development to continue our expansion plan and have already begun to do so.

      While we will continue to rely on this advised credit line, continuing with our expansion plan will be dependent on our ability to raise additional capital through either additional debt financing or through an equity investment, the availability of which cannot be assured. If we are unable to obtain sufficient funds, we will have to either delay or scale back on our expansion plan. However, we do not believe our existing business would be materially adversely affected by such delay or scaling back of our expansion plans.

                                                                                       Fiscal Year Ended
----------------------------------------------------------------------------------------------------------------------
                                                                          June 30, 2005                  June 30, 2004
Revenue                              Decreased            3%               $39,910,970                    $41,099,728
Gross Profit                         Decreased            7%                $9,072,232                     $9,794,835
Operating (Loss) Income              Decreased           102%               $(95,012)                      $5,060,375
Net (Loss) Income                    Decreased           105%               $(149,432)                     $3,122,821

   Fiscal Year Ended June 30, 2005 compared to Fiscal Year Ended June 30, 2004

                                                For the Twelve    For the Twelve
                                                Months Ended      Months Ended
                                                June 30, 2005     June 30, 2004
                                                 ------------     ------------
SALES, Net                                       $ 39,910,970     $ 41,099,728
COST OF SALES                                      30,838,738       31,304,893
                                                 ------------     ------------
   GROSS PROFIT                                     9,072,232        9,794,835
                                                 ------------     ------------
   Gross Profit Percentage                              22.73%           23.83%

OPERATING EXPENSES
Selling, general and administrative expenses        5,092,270        4,124,261
Related party rent expense                             72,000           72,000
Research and development                            4,002,974          538,199
                                                 ------------     ------------
TOTAL OPERATING EXPENSES                            9,167,244        4,734,460
                                                 ------------     ------------
   OPERATING (LOSS) INCOME                            (95,012)       5,060,375
                                                 ------------     ------------
OTHER INCOME (EXPENSES)
Gain on sale of marketable securities                   8,943               --
Interest expense                                     (136,035)         (21,367)
Interest and other income                                  --           69,451
                                                 ------------     ------------
                 TOTAL OTHER (EXPENSES) INCOME       (127,092)          48,084
                                                 ------------     ------------
(LOSS) INCOME BEFORE  INCOME TAXES                   (222,104)       5,108,459
(BENEFIT FROM) PROVISION FOR INCOME TAXES             (72,672)       1,985,638
                                                 ------------     ------------
NET (LOSS) INCOME                                $   (149,432)    $  3,122,821
                                                 ============     ============

Net Sales

      Net sales for the fiscal year ended June 30, 2005 were $39.9 million compared to $41.1 million for fiscal year ended June 30, 2004, a decrease of $1.2 million, or 2.9%. Significant components aggregating to this decrease are:
(i) a decrease in sales of Allopurinol and Atenolol of $2.70 million to $7.07 million for the year ended June 30, 2005 compared to sales of $9.77 million during the year ended June 30, 2004; (ii) partially offset by increases in sales of Hydrocodone Bitartrate with Ibuprofen, and Prednisone aggregating $3.20 million; and (iii) revenue from the sale of Naproxen decreased by approximately $2.35 million on a year over year basis. Revenue for the products discussed in
(i) and (ii) above are generated through a manufacturing and supply agreement with a significant customer. As such we are unable to control the revenue for these products. The fluctuations in revenue by product were not attributable to any changes in pricing which, for our entire product line, remained relatively stable.

      During the fiscal year ended June 30, 2005, two key customers, in the aggregate, accounted for approximately 45% of total sales. The same two customers accounted for approximately 55% for the fiscal year ended June 30, 2004.

      As previously reported in July, 2005, we have already entered into an agreement with Centrix Pharmaceutical, Inc. ("Centrix") for the sale of our first female hormone product. That agreement commenced upon the first shipment of the product to Centrix in August, 2005 and has a ten year term but, under certain circumstances, may be terminated by Centrix at any time after the first year of the agreement's term. Pursuant to the terms of the agreement, Centrix is required to purchase a minimum $11.5 million of the product during the first year of the agreement's term. There are also additional annual minimum purchase requirements after the first year of the agreement's term for so long as the agreement remains in effect. In the event that the Agreement is terminated at any time, or for any reason, we maintain the right to market the product alone or with a third party.

      In September, 2005, we launched Sulfamethoxazole and Trimethoprim ("SMT") single and double strength tablets, which are sold under the name Bactrim(R). SMT is a widely used antibiotic used to treat infections such as urinary tract infections, bronchitis, ear infections (otitis), traveler's diarrhea, and Pneumocystis carinii pneumonia. We have already entered into a number of sales contracts for SMT and shipments have commenced.

Gross Profit / Cost of Sales

      Gross profit for the fiscal year ended June 30, 2005 decreased approximately $0.7 million, or 7%, to $9.1 million, compared to $9.8 million for the year ended June 30, 2004. In addition, our gross profit percentage decreased
1.1 percentage points from 23.8% for the year ended June 30, 2004 to 22.7% for the year ended June 30, 2005.

      Cost of sales decreased approximately $0.5 million, or 1.6% to $30.8 million for the year ended June 30, 2005, from $31.3 million for the year ended June 30, 2004, primarily due to decreased production and sales. However, it increased as a percentage of net sales primarily as a result of: (i) higher labor costs resulting from increased staffing, labor rates and payroll taxes and
(ii) increases in insurance, depreciation and factory supplies. During the year ended June 30, 2005, prices for our raw materials remained relatively constant. However, as a result of recent weather / economic factors we anticipate that some of the raw materials and packaging components will likely increase in the near future.

Research and Development

      During the fiscal year ended June 30, 2005, particularly during the period January, 2005 through June 2005, our research and development efforts increased significantly. We expensed approximately $0.5 million during the fiscal year ended June 30, 2004. During the first six months of fiscal 2005 we expensed $0.5 million. However during the six month period ended June 30, 2005 our research and development efforts expanded approximately seven-fold to $3.5 million or $4.0 million for the full year ended June 30, 2005. Research and development expenses were primarily for materials, wages and bioequivalence studies for new drugs currently in development. We believe that research and development expenses will represent a substantially larger percentage of our net sales in the future as we seek to expand our product line.

      As previously discussed in February 2005 we, entered into two agreements with Tris for the development and licensing of up to twenty-five immediate release liquid generic products and seven solid oral dosage generic pharmaceutical products. In the event that Tris delivers twenty-five products under the liquids agreement, of which there can be no assurance, Tris is to receive approximately $2.9 million in development fees from us and, in addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. We are entitled to offset the royalty payable to Tris each year, at an agreed upon rate, to recoup the development fees paid to Tris under the liquids agreement.

      Pursuant to the terms of the Solids Agreement, as amended, we and Tris are to collaborate on the development, manufacture and marketing of eight solid oral dosage generic products and two soft gel products, some of which may require us to challenge the patents for the equivalent branded products. The Solids Agreement, as amended provides for payments of an aggregate of $4.5 million to Tris. The Solids Agreement, as amended, also provides for an equal sharing of net profits for all but one product that is successfully sold and marketed, after the deduction and reimbursement to us of all costs incurred by us in the development and marketing of the solid products, including the amounts paid to Tris under the contract. The other product provides for a profit split of 60% for us and 40% for Tris.

      As we develop our research and development capabilities, the Tris agreements have allowed us to bring in-house several specialized technologies which would otherwise not be available to us, and which can allow us to manufacture and sell more higher margin and profitable products.

During the year ended June 30, 2005, we recorded and paid $1.40 million to Tris.

Selling, General and Administrative

      Selling, general and administrative expenses were $5.1 million for the fiscal year end June 30, 2005 or 12.8% of net sales, an increase of $1.0 million or 2.8 percentage points over the prior year total of $4.1 million, and 10% of net sales.

      Major components of our selling, general and administrative expenses for the fiscal year ended June 30, 2005 included: payroll taxes and benefits $1.98 million, selling commissions $0.38 million, freight expenses $0.43 million, legal and accounting $0.38 million, insurance expense $0.18 million and professional fees of $0.25 million. Significant factors contributing to the increase in selling, general and administrative expenses are: (i)salaries, including payroll taxes and benefits increased $0.52 million from the twelve-months ended June 30, 2004 primarily due to additions during the year of a new Chief Executive Officer, as well as two other senior level executives;
(ii) utilities increased $0.13 million; (iii)investor relations/listing fees increased $0.13 million and (iv) professional fees, rents and licenses aggregating $0.18 million.

      We believe that general and administrative costs will likely increase during the next fiscal year as a result of our second facility becoming operational. Further, it is anticipated that selling expenses, specifically commissions will increase as a result of the anticipated increases in net sales.

      In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" which will require us to expense stock options based on grant date fair value in its financial statements beginning the first quarter of fiscal 2006. As such, in future periods we will be reporting the non-cash compensation expense.

Interest Expense

      Our interest expense increased approximately $0.11 million primarily as a result of increased borrowings to fund the Yaphank location renovations and well as purchase necessary new equipment. It is likely that, as a result of additional borrowings and higher interest rates, we will incur increases in our interest expense.

Operating Income

      As a result of our increase in research and development efforts described above from which we believe we will see the benefits from in the future, along with an increase in selling and general and administrative costs and a modest decrease in net sales, we incurred an operating loss of $0.95 million for the year ended June 30, 2005 compared to an operating income of $5.1 million for the year ended June 30, 2004.

Income Taxes

      For the year ended June 30, 2005 we recorded an income tax benefit of $0.07 million a decrease in income taxes of $2.06 million compared to the year ended June 30, 2004 income tax expense of $1.99 million.

Liquidity and Capital Resources

      We currently finance our operations and capital expenditures through cash flows from operations and bank loans. As a result of our research and development efforts, we incurred a net loss for the fiscal year ended June 30, 2005 of approximately $0.15 million. Net cash used in operating activities for the fiscal year ended June 30, 2005 was $2.4 million, as compared to cash provided by operations of $2.1 million for the year ended June 30, 2004. Significant factors comprising the cash used in operating activities include: increases in inventories, accounts receivable and prepaid expenses and other current assets of $3.41 million, $0.81 million and $0.70 million, respectively. The increase in inventories is primarily a result of a new product launches scheduled for early in fiscal 2006 as well as necessary increases to support our customers' requirements. Offsetting the above uses of cash are increases in accounts and accrued expenses payable and depreciation and amortization of $1.56 million and $1.25 million, respectively. Other items affecting our net cash used in operating activities aggregated $0.29 million.

      Bank lines of credit

      On March 29, 2004, we obtained a new $21 million credit facility from HSBC. The new credit facility consists of (i) a $7.4 million mortgage loan for the purchase of our second manufacturing plant in Yaphank, New York (Note 5);
(ii) $8.6 million of credit lines primarily to acquire new equipment and for renovations, and (iii) a $5 million general line of credit. Details of the new facility are as follows:

o The $7,400,000 mortgage loan is to be repaid with 119 monthly principal installments of $30,833 commencing on August 1, 2004 with the balance due June 1, 2014.

o Two advised secured credit lines aggregating $6,600,000 primarily for acquisitions of equipment and for renovations of our plant. The balance of the funds accessed through these credit lines will convert into fully amortizing 60 month term loans.

o A $2,000,000 advised non-revolving secured facility for equipment purchases. Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into fully amortizing 60 month term loans.

o The $5,000,000 advised secured line of credit is primarily for working capital and general corporate purposes.

      This new credit facility is collateralized by substantially all assets of the Company. At our option interest will be calculated at (i) LIBOR plus 1.5% per annum ("PA") for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. As of June 30, 2005, the interest rates on the working capital lines range from 4.46% PA to 5.14% PA and interest on the mortgage loan was 4.46% PA. On July 1, 2005, the mortgage loan interest rate increased to 5.19% PA and will be recalculated at December 1, 2005. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2005. The credit lines are terminable by the Bank at any time as to undrawn amounts. In addition, we are required to comply with certain financial covenants, and as of June 30, 2005, we were in default of three financial covenants. We have obtained a waiver from the Bank.

      In addition to the outstanding borrowings at June 30, 2005, we had approximately $0.44 million outstanding under advised letters of credit. As a result, at June 30, 2005, we had approximately $3.19 million available for future borrowings. During fiscal 2005, the Company and HSBC informally agreed to consolidate the four credit lines into one advised credit line totaling $13.6 million. As a result, the $9.97 million of advances have not been allocated to each individual credit line. Because the Company and the Bank have not determined the amount of loans that are available to be converted into 60 month term loans, the entire advised credit facility is classified as current.

      As previously disclosed, we entered into agreements with Tris for the development and delivery of over thirty new Technical Packages. The combined costs of these two agreements will approximate $6.75 million of which we have paid $1.4 million as of June 30, 2005. The balance on one agreement of $2.75 million could be paid within three years. The second agreement has a balance of $2.6 million and is scheduled to be paid within two years.

      Future cash flows could be aided by utilization of our available Federal net operating loss carryforwards ("NOLs"). At June 30, 2005 the Company has remaining Federal NOLs of approximately $13,000,000 and State NOLs of approximately $9,290,000 expiring through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited. Approximately $6,750,000 of these NOL's are available in fiscal 2006, and utilization of $6,250,000 of these NOL's is limited and becomes available after fiscal 2006. The limitations lapse at the rate of $2,690,000 per year, through fiscal 2009. In order to finance our expansion plan, we have been utilizing our $21 million advised line of credit obtained from HSBC Bank. We will have to spend a significant amount of money on research and development to continue our expansion plan and have already begun to do so.

      While we will continue to rely on this advised credit line, continuing with our expansion plan will be dependent on our ability to raise additional capital through either additional debt financing or through an equity investment, the availability of which cannot be assured. If we are unable to obtain sufficient funds, we will have to either delay or scale back on our expansion plan. However, we do not believe our existing business would be materially adversely affected by such delay or scaling back of our expansion plans.

Accounts Receivable

      Our accounts receivable at June 30, 2005 was $7.66 million as compared to $6.85 million at June 30, 2004. The average annual turnover ratio of accounts receivable to net sales for the fiscal years ended June 30, 2005 and 2004 was
5.5 and 6.8 turns, respectively. As our turns are calculated on an annual average, the decrease is primarily the result of credit terms for new larger customers as well as when sales are recognized during the periods. Our accounts receivable continue to have minimal risk with respect to bad debts; however this trend cannot be assured.

Inventory

      At June 30, 2005, our inventory was $8.94 million as compared to $5.53 million at June 30, 2004. We believe the increase in inventory is necessary in order to maintain our future planned growth and overall customer demands. Our turnover of inventory for the years ended June 30, 2005 and 2004 was 4.3 and 6.2, respectively. Our inventory is current, there are no reserves for obsolescence.

Accounts Payable

      Accounts payable, accrued expenses and other liabilities, in the aggregate, increased approximately $1.68 million, primarily attributable to the increase in inventory.

Cash and Cash Equivalents

      During the year ended June 30, 2005, cash and cash equivalents decreased $2.35 million from $2.88 million at June 30, 2004 to $0.54 million at June 30, 2005, primarily, among other factors: (i) net uses of cash for components of working capital of $3.37million; (iii) cash used for the acquisition of new machinery, equipment, renovations and enhancements of the facility in Yaphank, NY, aggregating $8.11 million and (iii) investment in APR, LLC of $1.02 million. Offset by funds received from: (i) net bank borrowings of $9.21 million; (ii) proceeds from the exercise of stock options of $0.63 million.

Our Obligations

      As of June 30, 2005, our obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                        Due in less       Due           Due          Due
                                           than 1        in 2-3        in 4-5       after 5
        Obligation            Total         Year         Years         Years         Years
------------------------  -----------   -----------   -----------   -----------   -----------
Lines of credit (1)       $ 9,970,000   $ 9,970,000   $        --   $        --   $        --

Bank Mortgage (1)         $ 7,060,833   $   370,000   $   740,000   $   740,000   $ 5,210,833

Operating lease and
software license          $ 7,314,000   $   604,000   $ 1,208,000   $ 1,022,000   $ 4,480,000
                          -----------   -----------   -----------   -----------   -----------

Total cash obligations    $24,344,833   $10,944,000   $ 1,948,000   $ 1,762,000   $ 9,690,833
                          ===========   ===========   ===========   ===========   ===========

(1)   See "Bank Loans and Lines of Credit," below.

      The following are financial covenants related to the lines of credit and bank loans:

      |X| Minimum debt service ratio of at least 1.25 : 1.0, on a semi-annual basis;

      |X| Maximum debt to net worth ratio of not more than 1.2 : 1.0, on an annual basis;

      |X|   Interest Coverage ratio not less than 3.0 : 1:0;

      |X|   Current Ratio not less than 1.5 : 1.0

      All Ratios shall be tested quarterly, and Debt Service Coverage Ratio and Interest Coverage Ratio shall be on a rolling four-quarter basis.

      We received waivers for violating covenants which we were not in compliance with.

Bank Loans and Lines of Credit

      Our advised credit lines and loans are fully described in Note 7 of the accompanying financial statements.

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

                                                 For the Twelve   For the Twelve
                                                  Months Ended     Months Ended
                                                  June 30, 2004    June 30, 2003
                                                     Audited         Unaudited
                                                  ------------      -----------
SALES, Net                                        $ 41,099,728     $ 27,522,243
COST OF SALES                                       31,304,893       22,500,414
                                                  ------------      -----------
   GROSS PROFIT                                      9,794,835        5,021,829
                                                  ------------      -----------
   Gross Profit Percentage                               23.83%           18.25%

OPERATING EXPENSES
Selling, general and administrative expenses         4,124,261        2,485,863
Related party rent expense                              72,000           72,000
Research and development                               538,199          452,369
                                                  ------------      -----------
TOTAL OPERATING EXPENSES                             4,734,460        3,010,232
                                                  ------------      -----------
OPERATING INCOME                                     5,060,375        2,011,597
                                                  ------------      -----------

OTHER INCOME (EXPENSES)
Related party interest expense                              --         (163,187)
Interest expense                                       (21,367)        (112,860)
Interest and other income                               69,451            8,229
                                                  ------------      -----------
                   TOTAL OTHER INCOME (EXPENSES)        48,084         (267,818)
                                                  ------------      -----------
INCOME BEFORE INCOME TAXES                           5,108,459        1,743,779

PROVISION FOR INCOME TAXES                           1,985,638          580,517
                                                  ------------      -----------
NET INCOME                                        $  3,122,821      $ 1,163,262
                                                  ============      ===========

Net Sales and Gross Profit

      Net sales for the fiscal year ended June 30, 2004 were $41.1 million compared to $27.5 million for the twelve-months ended June 30, 2003, an increase of 49.3% or $13.6 million. Our increase in sales was attributable to increased sales of Allopurinol, Atenolol and Naproxen which totaled approximately $13.8 million for the fiscal year ended June 30, 2004 compared to approximately $1.8 million for the twelve-month period ended June 30, 2003.

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

      Selling, general and administrative expenses for the fiscal year ended June 30, 2004 were primarily made up of salaries, including payroll taxes and benefits ($1,461,000), selling commissions ($577,000), freight expenses ($419,000), legal, accounting and other professional services ($587,000), insurance expense ($170,000) and utilities ($108,000). Salaries, including payroll taxes and benefits increased $863,000, or 144.1% from the twelve-months ended June 30, 2003 due to increases in staff to accommodate increased production. Selling commissions, utilities, insurance and freight similarly increased by 226.3%, 61.2%, 48.7% and 28.7% respectively, from the twelve-months ended June 30, 2003 due to increased production and sales.

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

Income Taxes

      Our provision for income taxes for the year ended June 30, 2004 increased approximately $1,405,000 to $1,986,000 when compared to $581,000 for the twelve-months ended June 30, 2003. This is primarily due to the 193.0% increase in income before income taxes of $3,365,000 when comparing $5,109,000 to $1,744,000 for the fiscal year ended June 30, 2004 and the twelve-months ended June 30, 2003, respectively.

Cash Flows

      We financed our operations and capital expenditures in 2004 through cash flows from operations, bank loans, lines of credit, cash acquired in our reverse merger in May, 2003 and cash received from the exercises of stock options. Net income for the fiscal year ended June 30, 2004 was $3.1 million, an increase of $2.0 million from $1.1 million for the twelve-months ended June 30, 2003. Net cash provided by operating activities for the fiscal year ended June 30, 2004 was $2.1 million, as compared to $1.2 million for the same period last year. Net cash from operating activities during this period increased $2.1 million as a result of realizing $2.0 million in cash savings from the tax benefits associated with the exercise of stock options, as well as depreciation and amortization expenses of $886,000. Net cash was substantially offset by increases in accounts receivable ($2.0 million) and inventories ($947,000). The increase in inventories occurred gradually throughout the fiscal year in order to accommodate increasing demand for our products. Net cash was also offset by a decrease of $784,000 in accounts payable, accrued expenses and other liabilities. Other items affecting our net cash provided from operating activities aggregated $192,000.

      During the fiscal year ended June 30, 2004, we were able to pay down bank loans aggregating $462,000 and bank lines of credit by $1.64 million, in total approximately $2.1 million.

      Net cash used in investing activities was $3.1 million for the fiscal year ended June 30, 2004, which is as a result of increases in fixed assets of $2.4 million and the down payment for a new facility of $2.0 million in Brookhaven, New York, offset by the collection of $1.5 million of notes receivable from our reverse merger with Atec Group, Inc., and the sale of property and equipment of $19,000. Net cash provided by financing activities was $1.5 million for the fiscal year ended June 30, 2004, which resulted from the receipt of $3.5 million from option exercises and $64,000 of additional cash received after the reverse merger transaction, less repayment of various bank lines and notes of approximately $2.1 million.

      As a result of our cash flows from operations and financing activities during the fiscal year ended June 30, 2004, working capital increased $6.2 million to $11.7 million from $5.5 million at June 30, 2003.

Accounts Receivable

      Our accounts receivable at June 30, 2004 was $6.8 million as compared to $4.9 million at June 30, 2003. This increase is primarily attributable to the increase in sales for the fiscal year ended June 30, 2004. The average number of days outstanding of our accounts receivable for the fiscal year ended June 30, 2004 was 51.6 days and for the twelve-months ended June 30, 2003 was 60.5 days.

Inventory

      At June 30, 2004, our inventory was $5.5 million as compared to $4.6 million at June 30, 2003. We believe the increase in inventory is necessary in order to maintain our growth and overall customer demands. Our turnover of inventory for the year ended June 30, 2004, and for the twelve-months ended June 30, 2003 was 6.19 turns and 6.23, respectively.

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

For Six Months ended June 30, 2003 compared to the Six Months Ended June 30,
2002
(All June 30, 2002 financial information is unaudited.)

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

Cash Flows

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

      During the six-month period ended June 30, 2003, we generated approximately $3.1 million including approximately $2.1 million (net of $190,000 of costs) from the reverse merger with ATEC and $1.0 million of proceeds from our bank credit line. The exercise of 2,187,863 options from July 1, 2003 to September 12, 2003 resulted in cash proceeds to us of $2.7 million. These options were outstanding prior to the closing of the transaction with ATEC.

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

Inventory

      In late 2000 and early 2001, Interpharm, Inc. commenced a program to increase inventory production levels to meet demand created by increasing sales. At June 30, 2003, our inventory increased to $4.6 million from $3.4 million at December 31, 2002, which is a level we believe to be sufficient to meet demand.

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

      Revenue from the sale of Interpharm products are recognized upon shipment of the product. Upon a review of specific accounts and historical experience we record, when necessary, a provision for allowances, chargebacks, returns and other sales credits based. These provisions have been recorded as a reduction of sales in the consolidated statements of operations.

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

Allowance for Doubtful Accounts

      We record allowances for doubtful accounts based upon customer specific analysis and assessment of past-due balances. Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer specific circumstances. The allowance for doubtful accounts was $65,684 at June 30, 2005 and $74,166 at June 30, 2004.

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

Income Taxes

      We account for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Our net deferred tax asset at June 30, 2005 was $4.413 million and $4.182 million at June 30, 2004.

Recent New Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No.151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for the Company's fiscal year 2006. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that adoption will have a material impact on its financial position, results of operations, or cash flows.

      In December 2004, the FASB finalized SFAS No. 123R amending SFAS No. 123, effective beginning the first quarter of fiscal 2006. SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R will have no effect on the Company's cash flows, but is expected to have a material adverse impact on its results of operations.

      On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or a potential VIE when specific conditions exist. The guidance shall be applied to the first reporting period beginning after March 3, 2005. The Company leases its premises from Sutaria Realty Family Trust ("Trust"). The Trust is owned directly or indirectly by two officers of the Company (see Note 8). The Company has reviewed the provisions of this Staff Position and determined that the Trust is not a VIE that needs to be consolidated.

      In October 2004, the FASB ratified, the consensus reached by the EITF with respect to Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The EITF's consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 was effective for reporting periods ending after December 15, 2004. As further discussed in Note 10 the only contingently convertible securities we have are the shares of Series A-1 preferred stock. Since the contingency is not based on market price EITF No. 04-8 is not applicable to the Company.

      In December 2004, the FASB issued SFAS No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Our principal financial instrument currently is a $21.0 million credit facility. At June 30, 2005, approximately $7.1 million mortgage note payable and borrowings of $9.97 million under the line of credit was outstanding. Any obligations created under this credit facility incur interest calculated at our option at (i) LIBOR plus 1.5% PA for periods ranging in length from 3 to 36 months, or (ii) at the Bank's then fixed prime rate. At June 30, 2005, the interest rates on the borrowings ranged from 4.46% PA to 5.14% PA and the interest rate on the mortgage note payable was 4.46% PA.

      We do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.

      If principal amounts outstanding under our credit facilities remained at the year end level for an entire year and our effective interest rate increased or decreased by 1%, we would pay or save, respectively, approximately $0.17 million in interest that year.


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

      At the conclusion of the period ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and
General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report

      Our independent registered accounting firm Marcum & Kliegman, LLP ("MK"), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2005, MK had discovered conditions which they deemed to be significant deficiencies, (as defined by standards established by the Public Company Accounting Oversight Board) in our financial statement closing process. The significant deficiencies related to the performance of processes and procedures for the period end closing process and its review by internal accounting personnel. Management has informed MK and the Audit Committee that it will add additional personnel and modify its controls over the financial statement closing process to prevent reoccurrences of this deficiency and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate.

      Management does not believe that the above significant deficiencies affected the results of the fiscal quarter ended June 30, 2005 or any prior period

ITEM 9B - OTHER INFORMATION

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to the section entitled "Directors and Executive Officers of the Registrant " of the 2005 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation " of the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters " of the 2005 Proxy Statement.

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

Investment in APR, LLC.

      In February and April 2005, we purchased 5.0 Class A membership interests ("Interests") from each of Cameron Reid ("Reid"), the Company's Chief Executive Officer, and John Lomans ("Lomans"), who has no affiliation with us, for an aggregate purchase price of $1,022,500 (including costs of $22,500) of APR, LLC, a Delaware limited liability company primarily engaged in the development of complex bulk pharmaceutical products ("APR"). The purchases were made pursuant to separate Class A Membership Interest Purchase Agreements dated February 16, 2005 between us and Reid and Lomans (the "Purchase Agreements"). At the time of the purchases, Reid and Lomans owned all of the outstanding Class A membership interests of APR, which had outstanding 100 Class A membership interests and 100 Class B membership interests. The two classes of membership interests have different economic and voting rights, and the Class A members have the right to make most operational decisions. The Class B interests are held by one of our major customers and suppliers. As a result, we currently own 10 Interests out of the 100 Interests now outstanding.

      In accordance with the terms of the Purchase Agreements, we have granted to Reid and Lomans each a proxy to vote 5 of the Interests owned by us on all matters on which the holders of Interests may vote. Our Board of Directors approved the purchases of Interests at a meeting held on February 15, 2005, based on an analysis and advice from an independent investment banking firm. Reid did not participate during the deliberations on this matter. We are accounting for our investment in APR pursuant to the cost method of accounting.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of the 2005 Proxy Statement.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   FINANCIAL STATEMENTS

      The following financial statements of Interpharm Holdings, Inc., are included herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and June 30, 2004

Consolidated Statements of Operations for the years ended June 30, 2005 and 2004, for the six-months ended June 30, 2003 and 2002 (unaudited) and for the year ended December 31, 2002

Consolidated Statement of Stockholders' Equity for the years ended June 30, 2005 and 2004, for the six-months ended June 30, 2003 and for the year ended December 31, 2002

Consolidated Statements of Comprehensive (Loss) Income for the years ended June 30, 2005 and 2004, for the six-months ended June 30, 2003 and 2002 (unaudited) and for the year ended December 31, 2002

Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004, for the six-months ended June 30, 2003 and 2002 (unaudited) and for the year ended December 31, 2002

      (2)   OTHER SCHEDULES

      All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

      (3)   EXHIBITS

      See (c) below.

(b)   REPORTS ON FORM 8-K

      We filed the following reports on Form 8-K in the quarter ended June 30, 2005:

REPORT DATE         ITEM REPORTED
-----------         -------------

May 26, 2005        5.02 - Resignation of Surinder Rametra as executive Officer
                    - Business Development

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

10.1  November 25, 2002 Capital Stock Exchange Agreement; (2)

10.2  January 24, 2002 agreement between Interpharm, Inc. and URL/Mutual (3);

10.3  Form of Employment Agreements for Interpharm Holdings, Inc. employees (3);

10.4 December 5, 2002 Department of Veterans Affairs acceptance of Interpharm, Inc.'s bid to supply Ibuprofen Tablets (3);

10.5  Contract of Sale for Land and Building at 50 Horseblock Rd., Yaphank, NY

10.6 Supply Agreement between Interpharm Holdings, Inc. and Centrix Pharmaceutical, Inc. for Development of Liquid Products

10.7 February 24, 2005 Agreement between Interpharm Holdings, Inc. and Tris Pharma, Inc. for development of Solid Products;

10.8 July 6, 2005 amendment to February 24, 2005 Agreement between Interpharm Holdings, Inc. and Tris Pharma, Inc. for development of Solid Products

10.9 Supply Agreement between Interpharm Holdings, Inc. and Centrix Pharmaceutical, Inc. (4)

21.1  List of Subsidiaries;

23.1  Consent of Marcum & Kliegman, LLP;

31.1 Certification of Dr. Maganlal K. Sutaria pursuant to Exchange Act Rules 13a-15(d) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2 Certification of George Aronson pursuant to Exchange Act Rules 13a-15(d) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

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

4. Annexed to our Current Report on Form 8-K filed on July 18, 2005 and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERPHARM HOLDINGS, INC.


                                        By /s/  Cameron Reid
                                           -----------------
                                           Cameron Reid, Chief Executive Officer

Dated:   September 28, 2005


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ George Aronson                                            September 28, 2005
-----------------------------------------------------
George Aronson, Chief Financial Executive Officer

/s/ Bhupatlal K. Sutaria                                      September 28, 2005
-----------------------------------------------------
Bhupatlal K. Sutaria, President and Treasurer

/s/ Dr. Maganlal K. Sutaria                                   September 28, 2005
-----------------------------------------------------
Dr Maganlal K. Sutaria, Chairman of the Board of Directors

/s/ Dr. Mark Goodman                                          September 28, 2005
-----------------------------------------------------
Dr. Mark Goodman, Director

/s/Stewart Benjamin                                           September 28, 2005
-----------------------------------------------------
Stewart Benjamin, Director

/s/David Reback                                               September 28, 2005
-----------------------------------------------------
David Reback, Director

/s/ Kennith C Johnson                                         September 28, 2005
-----------------------------------------------------
Kennith C Johnson, Director

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2005 and 2004, for the Six Months Ended June 30, 2003 and 2002 (Unaudited) and for the Year Ended December 31, 2002

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES


                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                Page

REPORT OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRM                                          F-1


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                    F-2
  Consolidated Statements of Operations                          F-4
  Consolidated Statements of Stockholders' Equity                F-5
  Consolidated Statements of Comprehensive (Loss) Income         F-6
  Consolidated Statements of Cash Flows                          F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-10

                    REPORT OF INDEPENDENT REGISTERED PUBLIC
                                ACCOUNTING FIRM


To the Audit Committee of
Interpharm Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Interpharm Holdings, Inc. and Subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, comprehensive (loss) income and cash flows for the years then ended and for the six month period ended June 30, 2003, and for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpharm Holdings, Inc. and Subsidiaries at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended and for the six month period ended June 30, 2003, and the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



Melville, New York
September 27, 2005

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                     ASSETS


                                                          June 30,
                                                ---------------------------
                                                    2005           2004
                                                ------------   ------------

CURRENT ASSETS
  Cash and cash equivalents                     $    536,630   $  2,884,639
  Marketable securities, at fair market value             --         36,791
  Accounts receivable, net                         7,664,148      6,849,778
  Inventories, net                                 8,940,734      5,530,161
  Prepaid expenses and other current assets        1,155,770        453,157
  Deferred tax assets                                 87,000      1,280,000
                                                ------------   ------------


       Total Current Assets                       18,384,282     17,034,526


  Land, building and equipment, net               21,871,798     15,007,132
  Deferred tax assets                              4,326,000      2,902,000
  Investment in APR, LLC                           1,022,500             --
  Deposits                                           785,080        224,287
                                                ------------   ------------


            TOTAL ASSETS                        $ 46,389,660   $ 35,167,945
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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         June 30,
                                                                                ---------------------------
                                                                                    2005           2004
                                                                                ------------   ------------
CURRENT LIABILITIES
  Current maturities of bank debt                                               $ 10,340,000   $    764,014
  Accounts payable, accrued expenses and other liabilities                         6,232,586      4,545,345
                                                                                ------------   ------------

       Total Current Liabilities                                                  16,572,586      5,309,359
                                                                                ------------   ------------

OTHER LIABILITIES
  Bank debt, less current maturities                                               6,690,833      7,060,833
  Other liabilities                                                                   15,334         14,968
                                                                                ------------   ------------

       Total Other Liabilities                                                     6,706,167      7,075,801
                                                                                ------------   ------------

       TOTAL LIABILITIES                                                          23,278,753     12,385,160
                                                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares authorized; issued and outstanding -
   6,608,233 and 6,902,963, respectively; aggregate liquidation preference of
   $5,483,095 and $5,494,080,
   respectively                                                                      343,315        348,042
  Common stock, $0.01 par value,70,000,000 shares  authorized;
    shares issued - 32,338,607 and 25,591,311 respectively                           323,386        255,913
  Additional paid-in capital                                                      19,104,035     19,184,291
  Accumulated other comprehensive loss                                                    --            (92)
  Retained earnings                                                                3,340,171      3,792,499

  Treasury stock at cost, 624,145 shares in 2004                                          --       (797,868)
                                                                                ------------   ------------

       TOTAL STOCKHOLDERS' EQUITY                                                 23,110,907     22,782,785
                                                                                ------------   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 46,389,660   $ 35,167,945
                                                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                                           Year Ended June 30,          Six Months Ended June 30,
                                                                       ------------------------------- ----------------------------
                                                                           2005            2004            2003            2002
                                                                       ------------    ------------    ------------    ------------
                                                                                                                       (Unaudited)
SALES, Net                                                             $ 39,910,970    $ 41,099,728    $ 14,953,438    $ 11,743,440

COST OF SALES (including related party rent expense of $408,000 for the years ended June 30, 2005 and 2004, $204,000 for the six months ended June 30, 2003 and 2002 and $408,000 for the year ended
 December 31, 2002)                                                      30,838,738      31,304,893      12,214,822       9,587,344
                                                                       ------------    ------------    ------------    ------------

         GROSS PROFIT                                                     9,072,232       9,794,835       2,738,616       2,156,096
                                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Selling, general and administrative                                     5,092,270       4,124,261       1,274,445         896,276
  Related party rent                                                         72,000          72,000          36,000          36,000
  Research and development                                                4,002,974         538,199         185,601         148,850
                                                                       ------------    ------------    ------------    ------------

         TOTAL OPERATING EXPENSES                                         9,167,244       4,734,460       1,496,046       1,081,126
                                                                       ------------    ------------    ------------    ------------

         OPERATING (LOSS) INCOME                                            (95,012)      5,060,375       1,242,570       1,074,970
                                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
  Gain on sale of marketable securities                                       8,943              --              --              --
  Related party interest expense                                                 --              --         (69,125)        (94,063)
  Interest expense                                                         (136,035)        (21,367)        (63,299)        (52,542)
  Interest and other income                                                      --          69,451           8,166              --
                                                                       ------------    ------------    ------------    ------------

         TOTAL OTHER (EXPENSES) INCOME                                     (127,092)         48,084        (124,258)       (146,605)
                                                                       ------------    ------------    ------------    ------------

         (LOSS) INCOME BEFORE INCOME
           TAXES                                                           (222,104)      5,108,459       1,118,312         928,365

(BENEFIT FROM) PROVISION FOR
  INCOME TAXES                                                              (72,672)      1,985,638         394,667         317,563
                                                                       ------------    ------------    ------------    ------------

         NET (LOSS) INCOME                                                 (149,432)      3,122,821         723,645         610,802

         INCOME ATTRIBUTABLE TO PREFERRED STOCKHOLDERS                      165,569         360,045          99,915         152,701
                                                                       ------------    ------------    ------------    ------------

NET (LOSS) INCOME  ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $   (315,001)   $  2,762,776    $    623,730    $    458,101
                                                                       ============    ============    ============    ============

(LOSS) EARNINGS PER SHARE  ATTRIBUTABLE TO COMMON
 STOCKHOLDERS
  Basic (loss) earnings per share                                      $      (0.01)   $       0.16    $       0.08    $       0.07
                                                                       ============    ============    ============    ============
  Diluted (loss) earnings per share                                    $      (0.01)   $       0.04    $       0.02    $       0.02
                                                                       ============    ============    ============    ============

  Basic weighted average shares outstanding                              25,683,726      17,594,979       7,721,524       6,151,178
                                                                       ============    ============    ============    ============
  Diluted weighted average shares and
   equivalent shares outstanding                                         25,683,726      68,637,185      41,664,357      35,935,062
                                                                       ============    ============    ============    ============

                                                                          Year Ended
                                                                          December 31,
                                                                          ------------
                                                                              2002
                                                                          ------------

SALES, Net                                                                $ 24,312,245

COST OF SALES (including related party rent expense of $408,000 for the years ended June 30, 2005 and 2004, $204,000 for the six months ended June 30, 2003 and 2002 and $408,000 for the year ended
 December 31, 2002)                                                         19,872,936
                                                                          ------------

         GROSS PROFIT                                                        4,439,309
                                                                          ------------

OPERATING EXPENSES
  Selling, general and administrative                                        2,107,694
  Related party rent                                                            72,000
  Research and development                                                     415,618
                                                                          ------------

         TOTAL OPERATING EXPENSES                                            2,595,312
                                                                          ------------

         OPERATING (LOSS) INCOME                                             1,843,997
                                                                          ------------

OTHER INCOME (EXPENSES)
  Gain on sale of marketable securities                                             --
  Related party interest expense                                              (188,125)
  Interest expense                                                            (102,103)
  Interest and other income                                                         63
                                                                          ------------

         TOTAL OTHER (EXPENSES) INCOME                                        (290,165)
                                                                          ------------

         (LOSS) INCOME BEFORE INCOME
           TAXES                                                             1,553,832

(BENEFIT FROM) PROVISION FOR
  INCOME TAXES                                                                 503,413
                                                                          ------------

         NET (LOSS) INCOME                                                   1,050,419

         INCOME ATTRIBUTABLE TO PREFERRED STOCKHOLDERS                         262,605
                                                                          ------------

NET (LOSS) INCOME  ATTRIBUTABLE TO COMMON  STOCKHOLDERS                   $    787,814
                                                                          ============

(LOSS) EARNINGS PER SHARE  ATTRIBUTABLE TO COMMON
 STOCKHOLDERS
  Basic (loss) earnings per share                                         $       0.13
                                                                          ============
  Diluted (loss) earnings per share                                       $       0.03
                                                                          ============

  Basic weighted average shares outstanding                                  6,151,178
                                                                          ============
  Diluted weighted average shares and
   equivalent shares outstanding                                            35,935,062
                                                                          ============


The accompanying notes are an integral part of these consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                   Preferred Stock                 Common Stock
                                                              Shares          Amount          Shares          Amount
                                                           ------------    ------------    ------------    ------------
BALANCE - January 1, 2002                                     2,050,393    $     20,504       6,151,178    $     61,512
Unrealized loss on marketable securities, net                        --              --              --              --

Net income                                                           --              --              --              --
                                                           ------------    ------------    ------------    ------------
BALANCE - December 31, 2002                                   2,050,393          20,504       6,151,178          61,512

Outstanding equity securities of
 ATEC Group, Inc.                                               395,094         282,963       9,495,471          94,955

Conversion of related party notes payable to Series A-1
 preferred stock                                              4,855,389          48,554              --              --

Shares issued for options exercised                                  --              --          25,000             250

Unrealized gain on marketable securities, net                        --              --              --              --

Net income                                                           --              --              --              --
                                                           ------------    ------------    ------------    ------------

BALANCE - June 30, 2003                                       7,300,876         352,021      15,671,649         156,717

Shares issued for options and warrants exercised                     --              --       3,535,887          35,358

Tax benefit in connection with exercise of stock options             --              --              --              --

Adjustments related to reverse merger                                --              --           4,000              40

Conversion of Series J preferred stock                         (105,000)         (1,050)        105,000           1,050

Conversion of Series K preferred stock                         (292,913)         (2,929)      6,274,775          62,748

Unrealized loss on marketable securities, net                        --              --              --              --

Net income                                                           --              --              --              --
                                                           ------------    ------------    ------------    ------------
BALANCE - June 30, 2004                                       6,902,963         348,042      25,591,311         255,913

Shares issued for options exercised                                  --              --       1,096,630          10,966

Tax benefit in connection with exercise of stock options             --              --              --              --

Redemption of Series A preferred stock                              (20)             (1)             --              --

Conversion of Series C preferred stock                           (1,797)         (1,797)             36              --

Conversion of Series K preferred stock                         (292,913)         (2,929)      6,274,775          62,748

Unrealized gain on marketable securities, net                        --              --              --              --

Retirement of treasury stock                                         --              --        (624,145)         (6,241)

Dividends declared - Series A-1                                      --              --              --              --

Net loss                                                             --              --              --              --
                                                           ------------    ------------    ------------    ------------

BALANCE - June 30, 2005                                       6,608,233    $    343,315      32,338,607    $    323,386
                                                           ============    ============    ============    ============

                                                                           Accumulated
                                                            Additional       Other          Retained
                                                             Paid-In      Comprehensive     Earnings/
                                                             Capital      Income (Loss)     (Deficit)
                                                           ------------    ------------    ------------
BALANCE - January 1, 2002                                  $  2,287,984    $      2,443    $ (1,104,386)
Unrealized loss on marketable securities, net                        --          (3,334)             --

Net income                                                           --              --       1,050,419
                                                           ------------    ------------    ------------
BALANCE - December 31, 2002                                   2,287,984            (891)        (53,967)

Outstanding equity securities of
 ATEC Group, Inc.                                             6,494,432              --              --

Conversion of related party notes payable to Series A-1
 preferred stock                                              3,262,821              --              --

Shares issued for options exercised                              31,000              --              --

Unrealized gain on marketable securities, net                        --          12,470              --

Net income                                                           --              --         723,645
                                                           ------------    ------------    ------------

BALANCE - June 30, 2003                                      12,076,237          11,579         669,678

Shares issued for options and warrants exercised              3,484,784              --              --

Tax benefit in connection with exercise of stock options      3,679,100              --              --

Adjustments related to reverse merger                             3,989              --              --

Conversion of Series J preferred stock                               --              --              --

Conversion of Series K preferred stock                          (59,819)             --              --

Unrealized loss on marketable securities, net                        --         (11,671)             --

Net income                                                           --              --       3,122,821
                                                           ------------    ------------    ------------
BALANCE - June 30, 2004                                      19,184,291             (92)      3,792,499

Shares issued for options exercised                             616,400              --              --

Tax benefit in connection with exercise of stock options        153,000              --              --

Redemption of Series A preferred stock                               (7)             --              --

Conversion of Series C preferred stock                            1,797              --              --

Conversion of Series K preferred stock                          (59,819)             --              --

Unrealized gain on marketable securities, net                        --              92              --

Retirement of treasury stock                                   (791,627)             --              --

Dividends declared - Series A-1                                      --              --        (302,896)

Net loss                                                             --              --        (149,432)
                                                           ------------    ------------    ------------

BALANCE - June 30, 2005                                    $ 19,104,035    $         --    $  3,340,171
                                                           ============    ============    ============

                                                                                              Total
                                                                   Treasury Stock          Stockholders'
                                                              Shares          Amount          Equity
                                                           ------------    ------------    ------------
BALANCE - January 1, 2002                                            --    $         --    $  1,268,057
Unrealized loss on marketable securities, net                        --              --          (3,334)

Net income                                                           --              --       1,050,419
                                                           ------------    ------------    ------------
BALANCE - December 31, 2002                                          --              --    $  2,315,142

Outstanding equity securities of
 ATEC Group, Inc.                                               624,145        (797,868)      6,074,482

Conversion of related party notes payable to Series A-1
 preferred stock                                                     --              --       3,311,375

Shares issued for option exercised                                   --              --          31,250

Unrealized gain on marketable securities, net                        --              --          12,470

Net income                                                           --                         723,645
                                                           ------------    ------------    ------------

BALANCE - June 30, 2003                                         624,145        (797,868)     12,468,364

Shares issued for options and warrants exercised                     --              --       3,520,142

Tax benefit in connection with exercise of stock options             --              --       3,679,100

Adjustments related to reverse merger                                --              --           4,029

Conversion of Series J preferred stock                               --              --              --

Conversion of Series K preferred stock                               --              --              --

Unrealized loss on marketable securities, net                        --              --         (11,671)

Net income                                                           --              --       3,122,821
                                                           ------------    ------------    ------------
BALANCE - June 30, 2004                                         624,145        (797,868)     22,782,785

Shares issued for options exercised                                  --              --         627,366

Tax benefit in connection with exercise of stock options             --              --         153,000

Redemption of Series A preferred stock                               --              --              (8)

Conversion of Series C preferred stock                               --              --              --

Conversion of Series K preferred stock                               --              --              --

Unrealized gain on marketable securities, net                        --              --              92

Retirement of treasury stock                                   (624,145)        797,868              --

Dividends declared - Series A-1                                      --              --        (302,896)

Net loss                                                             --                        (149,432)
                                                           ------------    ------------    ------------
BALANCE - June 30, 2005                                              --    $         --    $ 23,110,907
                                                           ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
--------------------------------------------------------------------------------

                                                                                                    Year Ended
                                             Year Ended June 30,       Six Months Ended June 30,    December 31,
                                         --------------------------    -------------------------    -----------
                                             2005           2004           2003          2002           2002
                                         -----------    -----------    -----------   -----------    -----------
                                                                                     (Unaudited)
NET (LOSS) INCOME                        $  (149,432)   $ 3,122,821    $   723,645   $   610,802    $ 1,050,419

OTHER COMPREHENSIVE (LOSS) INCOME
  Unrealized gain (loss) on marketable
   securities, net                                92        (11,671)        12,470        (3,677)        (3,334)
                                         -----------    -----------    -----------   -----------    -----------

           TOTAL COMPREHENSIVE
            (LOSS) INCOME                $  (149,340)   $ 3,111,150    $   736,115   $   607,125    $ 1,047,085
                                         ===========    ===========    ===========   ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                   Year Ended
                                                       Year Ended June 30,         Six Months Ended June 30,      December 31,
                                                  ----------------------------    ----------------------------    ------------
                                                      2005            2004            2003            2002           2002
                                                  ------------    ------------    ------------    ------------    ------------
                                                                                                     (Unaudited)
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net (loss) income                                $   (149,432)   $  3,122,821    $    723,645    $    610,802    $  1,050,419
                                                  ------------    ------------    ------------    ------------    ------------
  Adjustments to reconcile net (loss) income
   to net cash (used in) provided by operating
   activities:
    Gain on sale of marketable securities               (8,943)             --              --              --              --
    Depreciation and amortization                    1,247,823         886,141         317,034         221,253         494,986
    Deferred tax (benefit) expense                     (78,000)      1,998,500         116,100          58,000          79,500
    Accrued interest on related party loans                 --              --           6,625          94,063         188,125
    Provision for doubtful accounts                         --          40,000          40,200              --          47,165
    Gain on disposal of equipment                           --          (2,554)             --              --              --
  Changes in operating assets and liabilities:
    Accounts receivable                               (814,370)     (1,959,669)       (812,167)       (417,855)       (308,583)
    Inventories                                     (3,410,573)       (946,956)     (1,194,106)       (471,685)     (1,219,985)
    Prepaid expenses and other current
     assets                                           (702,613)       (229,008)       (152,671)        (42,306)         76,195
    Accounts payable, accrued expenses
      and other liabilities                          1,563,430        (783,563)      1,155,772         679,806       1,339,713
                                                  ------------    ------------    ------------    ------------    ------------

       TOTAL ADJUSTMENTS                            (2,203,246)       (997,109)       (523,213)        121,276         697,116
                                                  ------------    ------------    ------------    ------------    ------------

       NET CASH (USED IN) PROVIDED BY OPERATING
       ACTIVITIES                                   (2,352,678)      2,125,712         200,432         732,078       1,747,535
                                                  ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Proceeds from sale of marketable securities           45,826              --              --              --              --
  Payments for deposits                               (560,793)       (178,414)             --              --              --
  Purchase of marketable securities                         --              --              --         (19,011)        (19,011)
  Proceeds from notes receivable                            --       1,524,092              --              --              --
  Proceeds from sale of equipment                           --          19,000              --              --              --
  Investment in APR, LLC                            (1,022,500)             --              --              --              --
  Purchases of land, building and equipment         (8,112,489)     (4,424,417)     (1,031,403)       (730,859)     (1,184,210)
                                                  ------------    ------------    ------------    ------------    ------------

       NET CASH USED IN
        INVESTING ACTIVITIES                      $ (9,649,956)   $ (3,059,739)   $ (1,031,403)   $   (749,870)   $ (1,203,221)
                                                  ------------    ------------    ------------    ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                                                                       Year Ended
                                           Year Ended June 30,          Six Months Ended June 30,      December 31,
                                       ----------------------------------------------------------------------------
                                           2005            2004            2003            2002            2002
                                       ------------    ------------    ------------    ------------    ------------
                                                                                        (Unaudited)
CASH FLOWS FROM FINANCING
 ACTIVITIES

  (Repayments of) proceeds from
    advised credit facility - old      $   (424,847)   $ (2,101,708)   $    962,625    $    (98,454)   $   (214,662)
  Borrowings from advised credit
   facility - new                         9,970,000              --              --              --              --
  Repayments of mortgage notes             (339,167)             --              --              --              --
  Due to related parties                         --              --              --         (24,000)       (807,721)
  Payment of Series A-1 preferred
   stock dividend                          (178,719)             --              --              --              --
  Redemption of Series A convertible
   preferred stock                               (8)             --              --              --              --
  Cash received in reverse merger
   transaction                                   --          64,029       2,067,510              --              --
  Proceeds from options and warrants
   exercised                                627,366       3,520,142          31,250              --              --
                                       ------------    ------------    ------------    ------------    ------------

       NET CASH PROVIDED BY
        (USED IN) FINANCING
        ACTIVITIES                        9,654,625       1,482,463       3,061,385        (122,454)     (1,022,383)
                                       ------------    ------------    ------------    ------------    ------------

       NET (DECREASE) INCREASE
        IN CASH AND
        CASH EQUIVALENTS                 (2,348,009)        548,436       2,230,414        (140,246)       (478,069)

       CASH AND CASH
        EQUIVALENTS - Beginning           2,884,639       2,336,203         105,789         583,858         583,858
                                       ------------    ------------    ------------    ------------    ------------

       CASH AND CASH
        EQUIVALENTS - Ending           $    536,630    $  2,884,639    $  2,336,203    $    443,612    $    105,789
                                       ============    ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                                                                             Year Ended June 30,
                                                                                  ---------------------------------------
                                                                                         2005                 2004
                                                                                  ------------------   ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the periods for:
           Interest                                                               $           98,730   $           21,367
                                                                                  ==================   ==================
           Income Taxes                                                           $           31,148   $          110,013
                                                                                  ==================   ==================

      Tax benefit in connection with exercise of stock options
                                                                                  $          153,000   $        3,619,000
                                                                                  ==================   ==================

     Mortgage loan utilized to acquire
       new facility (Note 7)                                                      $               --   $        7,400,000
                                                                                  ==================   ==================

    Conversion of related party notes
     payable to Series A-1 preferred
     stock                                                                        $               --   $               --
                                                                                  ==================   ==================

    Reverse merger (see Note 1)
        Cash received, net of $190,051 of
         transaction costs paid in 2003                                           $               --   $           64,029
        Equipment                                                                                 --                   --
        Notes receivable                                                                          --                   --
        Deposits                                                                                  --                   --
        Deferred tax assets                                                                       --              (60,000)
        Accounts payable                                                                          --                   --
        Other liabilities                                                                         --                   --
                                                                                  ------------------   ------------------
        Net assets obtained in reverse
         merger transaction                                                       $               --   $            4,029
                                                                                  ==================   ==================


                                                                                         Six Months Ended June 30,
                                                                                 ----------------------------------------
                                                                                        2003                  2002
                                                                                 ------------------    ------------------
                                                                                                           (Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the periods for:
           Interest                                                              $          125,799    $           52,542
                                                                                 ==================    ==================
           Income Taxes                                                          $          348,302    $          227,728
                                                                                 ==================    ==================

      Tax benefit in connection with exercise of stock options
                                                                                 $               --    $               --
                                                                                 ==================    ==================

     Mortgage loan utilized to acquire
       new facility (Note 7)                                                     $               --    $               --
                                                                                 ==================    ==================

    Conversion of related party notes
     payable to Series A-1 preferred
     stock                                                                       $        3,311,375    $               --
                                                                                 ==================    ==================

    Reverse merger (see Note 1)
        Cash received, net of $190,051 of
         transaction costs paid in 2003                                          $        2,067,510    $               --
        Equipment                                                                            11,965                    --
        Notes receivable                                                                  1,524,092                    --
        Deposits                                                                             34,494                    --
        Deferred tax assets                                                               2,610,000                    --
        Accounts payable                                                                   (144,044)                   --
        Other liabilities                                                                   (29,535)                   --
                                                                                 ------------------    ------------------
        Net assets obtained in reverse
         merger transaction                                                      $        6,074,482    $               --
                                                                                 ==================    ==================

                                                                                      Year Ended
                                                                                     December 31,
                                                                                  ------------------
                                                                                         2002
                                                                                  ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the periods for:
           Interest                                                               $          412,230
                                                                                  ==================
           Income Taxes                                                           $          405,047
                                                                                  ==================

      Tax benefit in connection with exercise of stock options
                                                                                  $               --
                                                                                  ==================

     Mortgage loan utilized to acquire
       new facility (Note 7)                                                      $               --
                                                                                  ==================

    Conversion of related party notes
     payable to Series A-1 preferred
     stock                                                                        $               --
                                                                                  ==================

    Reverse merger (see Note 1)
        Cash received, net of $190,051 of
         transaction costs paid in 2003                                           $               --
        Equipment                                                                                 --
        Notes receivable                                                                          --
        Deposits                                                                                  --
        Deferred tax assets                                                                       --
        Accounts payable                                                                          --
        Other liabilities                                                                         --
                                                                                  ------------------
        Net assets obtained in reverse
         merger transaction                                                       $               --
                                                                                  ==================


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

      All references below to the six months ended June 30, 2002 are unaudited.

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

      ATEC issued to the stockholders of Interpharm, Inc. a total of 6,151,178 shares of common stock and 2,050,393 shares of Series K in exchange for all outstanding shares of Interpharm, Inc. In addition, Interpharm, Inc. assumed the equity structure of ATEC, which comprised of 9,495,471 shares of common stock, less 624,145 shares of treasury stock and four classes of preferred stock totaling 395,094 shares. For additional information concerning these equity securities, please see Note 11.

      Since this transaction is in substance a recapitalization of Interpharm, Inc. and not a business combination, the reverse merger with ATEC has been recorded based on the fair value of ATEC's net tangible assets, which consist primarily of cash, equipment, notes receivable, deposits and a deferred tax asset with an aggregate value of $6,078,511 (net of transaction costs of $190,051). Accordingly, pro forma information is not presented. The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Interpharm, Inc. for all periods prior to the consummation of the reverse merger.

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

      Revenue Recognition

      The Company recognizes revenue upon the shipment of product. The Company records a provision for allowances, returns and other sales credits based upon a review of specific accounts and historical experience. Such provision for allowances, returns and credits has been recorded as a reduction of sales in the consolidated statements of operations.

      The Company purchases raw materials from two suppliers, which are manufactured into finished goods and sold back to such suppliers as well as to other customers. The Company can, and does, purchase raw materials from other suppliers. Pursuant to Emerging Issues Task Force, ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company recorded sales to, and purchases from, these suppliers on a gross basis. Sales and purchases were recorded on a gross basis since the Company (i) has a risk of loss associated with the raw materials purchased, (ii) converts the raw material into a finished product based upon Company developed specifications, (iii) has other sources of supply of the raw material, and (iv) has credit risk related to the sale of such product to the suppliers. For the years ended June 30, 2005 and 2004, the six month periods ended June 30, 2003 and 2002 and for the year ended December 31, 2002, the Company purchased raw materials from the two suppliers totaling approximately $9,251,000, $12,367,000, $3,573,000,
      $3,693,000, and $6,805,000, respectively and sold finished goods to such suppliers totaling approximately $17,414,000, $22,625,000, $5,795,000,
      $5,290,000, and $10,745,000, respectively.

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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

       The computation of diluted EPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on EPS (i.e. improving earnings per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive EPS by the application of the treasury stock method. In periods when there is net income available to common stockholders, options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

       Cash and Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. From time to time, the company maintains cash balances in excess of the FDIC insurance limit.

       Marketable Securities

       Marketable securities, which are classified as "available for sale," are valued at fair market value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive income or loss in stockholders' equity, whereas realized gains and losses are recognized in the Company's consolidated statements of operations using the first-in, first-out method. Other than temporary declines in the value of marketable securities are also recognized as a loss in the consolidated statements of operations.

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

       Land, Building and Equipment

       Land, building and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

       Capitalization of Interest and Other Costs

       The Company capitalizes interest on borrowings and certain other direct costs during the active construction period of major capital projects. Capitalized costs are added to the cost of the underlying assets and will be depreciated over the useful lives of the assets. The Company capitalized approximately $343,000 including interest approximating $252,000, during the fiscal year ended June 30, 2005 in connection with its capital improvements to the Brookhaven, NY facility.

       Comprehensive (Loss) Income

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," the Company reports comprehensive (loss) income in addition to net (loss) income. Comprehensive (loss) income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net
       (loss) income.

       Use of Estimates in the Financial Statements

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, deferred tax asset valuations and inventory overhead costing estimates.

       Impairment of Long-Lived Assets

       The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows.

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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

       Significant Accounting Policies, continued

       Shipping Costs

       The Company's shipping and handling costs are included in selling, general and administrative expenses. For the years ended June 30, 2005 and 2004, the six months ended June 30, 2003 and 2002 and for the year ended December 31, 2002, shipping and handling costs approximated $434,000, $419,000, $198,000, $181,000, and $370,000, respectively.

       Research and Development

       Pursuant to SFAS No. 2 "Accounting for Research and Development Costs," our research and development costs are expensed as incurred or at the date payment of non-refundable amounts become due, whichever occurs first. Research and development costs, which consist of salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, raw materials used specifically in the development of its new products and bioequivalence studies.

       Concentrations and Fair Value of Financial Instruments

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. At June 30, 2005, the Company has cash investments totaling approximately $65,000 at two financial institutions. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 13. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded value.

       Reclassification

       Certain accounts in the prior period's financial statements have been reclassified for comparative purposes to conform with the presentation in the current period's financial statements. These reclassifications have no effect on previously reported operations.

       Stock Based Compensation

       At June 30, 2005, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and net (loss) income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

       Stock Based Compensation, continued

                                                   Year Ended               Six Months Ended      Year Ended
                                                    June 30,                     June 30,         December 31,
                                      --------------------------------------------------------------------------
                                            2005                2004               2003               2002
                                      ----------------    ----------------   ----------------   ----------------
Net (loss) income as reported         $       (149,432)   $      3,122,821   $        723,645   $      1,050,419

  Less: Stock-based employee
   compensation expense
   determined under fair value-
   based method for all awards,
   net of income tax                         7,600,000             803,544             60,000                 --
                                      ----------------    ----------------   ----------------   ----------------
  Pro forma                           $     (7,749,432)   $      2,319,277   $        663,645   $      1,050,419
                                      ================    ================   ================   ================

Basic net (loss) earnings per share
  As reported                         $          (0.01)   $           0.16   $           0.08   $           0.13
                                      ================    ================   ================   ================
  Pro forma                           $          (0.30)   $           0.15   $           0.07   $           0.13
                                      ================    ================   ================   ================

Diluted net (loss) earnings per
  share
  As reported                         $          (0.01)   $           0.04   $           0.02   $           0.03
                                      ================    ================   ================   ================
  Pro forma                           $          (0.30)   $           0.04   $           0.02   $           0.03
                                      ================    ================   ================   ================

      In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" which will require the Company to expense stock options based on grant date fair value in its financial statements beginning the first quarter of fiscal 2006. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in the preceding pro forma table. The 2005 year end includes the pro-forma effects of accelerating options valued at $4.2 million, as discussed below.

      During 2005 in an effort to reduce the expected impact to be incurred in future periods as a result of adopting SFAS No.123R, the Company has chosen to accelerate the vesting provisions of 1,192,000 options, which represents the total unvested options granted after May 30, 2003 through December 31, 2004. An aggregate of 1,000,000 such options were granted to executives of the Company. Since options granted on or prior to May 30, 2003 are not fully vested and other options have been granted subsequent to December 31, 2004 with future vesting provisions, the Company expects to record stock options expense commencing the first quarter of fiscal 2006.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

       Stock Based Compensation, continued
       The fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 106% to 131% (2) risk-free interest rate ranging from 4.25% to 5.58% and (3) expected average lives of 10 years.

       New Accounting Pronouncements
       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No.151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for the Company's fiscal year 2006. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that adoption will have a material impact on its consolidated financial position, results of operations, or cash flows.

       In December 2004, the FASB finalized SFAS No. 123R amending SFAS No. 123, effective beginning the first quarter of fiscal 2006. SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R will have no effect on the Company's cash flows, but is expected to have a material impact on its results of operations.

       On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or a potential VIE when specific conditions exist. The guidance shall be applied to the first reporting period beginning after March 3, 2005. The Company leases its premises from Sutaria Realty Family Trust ("Trust"). The Trust is owned directly or indirectly by two officers of the Company (see Note 8). The Company has reviewed the provisions of this Staff Position and determined that the Trust is not a VIE that needs to be consolidated.

       In October 2004, the FASB ratified, the consensus reached by the EITF with respect to Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The EITF's consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 was effective for reporting periods ending after December 15, 2004. As further discussed in Note 10 the Company's only contingently convertible securities are the shares of Series A-1 preferred stock. Since the contingency is not based on market price

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       NOTE 1 - Summary of Significant Accounting Policies, continued

       New Accounting Pronouncements, continued triggers, EITF No. 04-8 is not applicable to the Company.

       In December 2004, the FASB issued SFAS No. 153 , "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No.153 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.


NOTE 2 - Marketable Securities

       Management has classified its equity securities as available-for-sale securities, which are reported at fair market value. The Company, as a result of liquidating its holdings of marketable securities during the year ended June 30, 2005, recognized an $8,943 gain. The costs and fair market value of marketable securities are as follows:

                                          June 30,
                                 ---------------------------
                                     2005           2004
                                 ------------   ------------
      Cost                       $         --   $     36,883

      Unrealized loss                      --            (92)
                                 ------------   ------------

             Fair market value   $         --   $     36,791
                                 ============   ============


NOTE 3 - Accounts Receivable

      Accounts receivable is shown net of an allowance for doubtful accounts of $65,684 and $74,166 at June 30, 2005 and 2004, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Accounts Receivable, continued

                                                 Year Ended              Six Months      Year Ended
                                                  June 30,             Ended June 30,   December 31,
                                        ------------------------------------------------------------
                                            2005            2004            2003            2002
                                        ------------    ------------    ------------    ------------
      Beginning balance                 $     74,166    $     47,776    $     47,776    $     47,776
      Provision for doubtful accounts             --          40,000          40,200          47,165
      Charge-offs                             (8,481)        (13,610)        (40,200)        (47,165)
                                        ------------    ------------    ------------    ------------

             Ending balance             $     65,685    $     74,166    $     47,776    $     47,776
                                        ============    ============    ============    ============


NOTE 4 - Inventories

       Inventories consist of the following:

                                    June 30,
                            ---------------------------
                                2005           2004
                            ------------   ------------
      Finished goods        $    720,990   $    534,175
      Work in process          5,538,905      2,710,270
      Raw materials            2,116,579      1,932,971
      Packaging materials        564,260        352,745
                            ------------   ------------

             Total          $  8,940,734   $  5,530,161
                            ============   ============

       During the quarter ended December 31, 2002, the Company incurred a $202,000 loss from the write-down of damaged and unusable raw materials inventory.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Land, Building and Equipment

       Land, building and equipment consists of the following:


                                                                 June 30,            Estimated
                                                       ---------------------------     Useful
                                                           2005            2004         Lives
                                                       -----------     -----------   ----------
       Land                                            $ 4,924,000     $ 4,924,000
       Building, equipment and construction in
          progress   (a)                                 9,313,580        4,475,482  7-20 Years
       Machinery and equipment                           8,289,248        5,457,395   5-7 Years
       Furniture and fixtures                              435,078          319,762     5 Years
       Leasehold improvements                            2,950,425        2,623,203  5-15 Years
                                                       -----------     -----------
                                                        25,912,331      17,799,842
       Less:  accumulated
        depreciation and amortization                    4,040,533       2,792,710
                                                       -----------     -----------

       Land, Building and Equipment, net               $21,871,798     $15,007,132
                                                       ===========     ===========

(a) Not yet been placed into service and no depreciation expense has yet been recorded.

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

      Depreciation and amortization expense for the years ended June 30, 2005 and 2004, the six month period ended June 30, 2003 and for the year ended December 31, 2002 was $1,247,823, $886,141, $317,034 and $494,986,
      respectively.


NOTE 6 - Accounts Payable, Accrued Expenses and Other Liabilities

      Accounts payable, accrued expenses and other liabilities consist of the following:

                                                        June 30,
                                               ---------------------------
                                                   2005           2004
                                               ------------   ------------
      Trade accounts payable                   $  4,624,982   $  3,455,444
      Accrued expenses and other liabilities      1,607,604      1,089,901
                                               ------------   ------------

            Total                              $  6,232,586   $  4,545,345
                                               ============   ============

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Bank Debt

       A summary of the outstanding long-term debt is as follows:

                                                             June 30,
                                                    -------------------------
                                                        2005         2004
                                                    -----------    ----------
Advised credit facility - new (a)                   $ 9,970,000    $       --
Advised credit facility - old (b)                            --       424,847
Mortgage note payable (a)                             7,060,833     7,400,000
                                                    -----------    ----------
        Total Bank Debt                              17,030,833     7,824,847
Less: Current Maturities                             10,340,000       764,014
                                                    -----------    ----------
        Long-Term Debt, Less Current Maturities     $ 6,690,833    $7,060,833
                                                    ===========    ==========

       a. On March 29, 2004, the Company obtained a new $21 million credit facility from the s provided the old credit facility. The new credit facility consists of (i) a $7.4 million m the purchase of the Company's second manufacturing plant in Brookhaven, NY (Note 5); million of credit lines primarily to acquire new equipment and for renovations, and (iii) a general line of credit. Details of the new facility are as follows:

       o The $7,400,000 mortgage loan is to be repaid with 119 monthly principal installments of $30,833 commencing on August 1, 2004 with the balance due June 1, 2014.

       o Two advised secured credit lines aggregating $6,600,000 primarily for acquisitions of equipment and for renovations of the Company's new Brookhaven, NY plant. The balance of the funds accessed through these credit lines will convert into fully amortizing 60 month term loans.

       o A $2,000,000 advised non-revolving secured facility for equipment purchases. Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into fully amortizing 60 month term loans.

       o The $5,000,000 advised secured line of credit is primarily for working capital and purposes.

       This new credit facility is collateralized by substantially all assets of the Company. At the Option of the Company, interest will generally be calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. As of June 30, 2005, the interest rates on the working capital lines range from 4.46% to 5.14% and interest on the mortgage loan was 4.46%. On July 1, 2005, the mortgage loan interest rate increased to 5.19% and will be recalculated at December 1, 2005. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2005. The credit lines are terminable by the Bank at any time as to undrawn amounts. In addition, the Company is required to comply with certain financial covenants, and as of June 30, 2005, the Company was in default of two financial covenants. In September 2005, the Company has obtained a waiver from the Bank.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Bank Debt, continued

       In addition to the outstanding borrowings at June 30, 2005, the Company had approximately $440,000 outstanding under advised letters of credit. As a result, at June 30, 2005, the Company had approximately $3,190,000 available for future borrowings. During fiscal 2005, the Company and the Bank informally agreed to consolidate the four credit lines into one advised credit line totaling $13,600,000. As a result, the $9,970,000 of advances have not been allocated to each individual credit line. Since the Company and the Bank have not determined the amount of loans that are available to be converted into 60 month term loans, the entire advised credit facility is classified as current.

       b. The Company had a credit facility agreement with a Bank, which consisted of an advised secured line of credit totaling $5,000,000 and a $2,000,000 non-revolving secured facility for equipment purchases. As of June 30, 2004, the Company had outstanding borrowings of $424,847 under the line of credit. During the year ended June 30, 2005, the Company paid down this entire balance. The credit facility was terminated in conjunction with obtaining the new credit facility discussed above.

       Scheduled annual maturities of the bank debt are as follows:

                For the Year
                Ending June 30,                        Amount
                -----------------------------------------------
                2006                                $10,340,000
                2007                                    370,000
                2008                                    370,000
                2009                                    370,000
                2010                                    370,000
                Thereafter                            5,210,833
                                                    -----------
                        Total                       $17,030,833
                                                    ===========

NOTE 8 - Related Party Transactions

       Rents
       The Company leases its business premises ("Premises") from the Trust, an entity owned directly by one officer and indirectly by another officer of the Company, under a noncancelable lease expiring in October 2019. The Company is obligated to pay minimum annual rent of $480,000, plus property taxes, insurance, maintenance and other expenses related to the Premises.

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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Related Party Transactions, continued

       Future annual minimum rental payments under this operating lease are as follows:

            For the Year
           Ending June 30,                 Amount
           ----------------         ------------------
                2006                   $   480,000
                2007                       480,000
                2008                       480,000
                2009                       480,000
                2010                       480,000
             Thereafter                  4,480,000
                                        ----------

                    Total               $6,880,000
                                        ==========

       The lease does not grant the Company the option to purchase the Premises at any time during the lease term nor at its termination, nor will the Company share in any proceeds that may result from sale or disposition of the Premises. The owners of the Trust purchased the Premises by making cash payments in the amount of $1,255,000 and by issuing $3,720,000 in mortgage notes.

       Investment in APR, LLC
       In February and April 2005, the Company purchased 5 Class A membership interests ("Interests") from each of Cameron Reid ("Reid"), the Company's Chief Executive Officer, and John Lomans ("Lomans"), who has no affiliation with the Company, for an aggregate purchase price of $1,022,500 (including costs of $22,500) of APR, LLC, a Delaware limited liability company primarily engaged in the development of complex bulk pharmaceutical products ("APR"). The purchases were made pursuant to separate Class A Membership Interest Purchase Agreements dated February 16, 2005 between the Company and Reid and Lomans (the "Purchase Agreements"). At the time of the purchases, Reid and Lomans owned all of the outstanding Class A membership interests of APR, which had, outstanding, 100 Class A membership interests and 100 Class B membership interests. As a result, the Company owns 10 of the 100 Class A membership Interests outstanding. The two classes of membership interests have different economic and voting rights, and the Class A members have the right to make most operational decisions. The Class B interests are held by one of the Company's major customers and suppliers.


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

NOTE 9 - Income Taxes

       The income tax (benefit) expense is comprised of the following:

                                           Year Ended          Six Months Ended    Year Ended
                                            June 30,                June 30,      December 31,
                                  ------------------------------------------------------------
                                      2005            2004            2003           2002
                                  ------------------------------------------------------------
Current
   Federal                        $         --    $    (30,967)   $    243,255    $    404,663
   State                                 5,328          18,105          35,312          19,250
                                  ------------    ------------    ------------    ------------

       Total Current                     5,328         (12,862)        278,567         423,913
                                  ------------    ------------    ------------    ------------

Deferred
   Federal                             (71,000)      1,785,200         119,500          67,100
   State                                (7,000)        213,300          (3,400)         12,400
                                  ------------    ------------    ------------    ------------

       Total Deferred                  (78,000)      1,998,500         116,100          79,500
                                  ------------    ------------    ------------    ------------

       (Benefit)  Provision for
       Income  Taxes              $    (72,672)   $  1,985,638    $    394,667    $    503,413
                                  ============    ============    ============    ============


       The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                               Six Months Ended        Year Ended
                                                 Year Ended June 30,               June 30,           December 31,
                                                2005              2004               2003                 2002
                                         --------------------------------------------------------------------------
Statutory U.S. federal tax rate                   (34.0)%            34.0%             34.0%             34.0%
State taxes                                        (3.0)              3.0               2.0               1.2
Permanent differences                               4.0               0.2              (0.7)             (0.9)
Change in valuation allowance                       -                 0.7              (0.4)             (1.5)
Other                                               0.3               1.0               0.4              (0.4)
                                                 ------            ------             -----             -----

       Effective income tax rate                  (32.7)%            38.9%             35.3%             32.4%
                                                  =======           ======            ======            ======

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Income Taxes, continued

       The components of deferred tax assets and liabilities consist of the following:

                                                          June 30,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------
Deferred Tax Assets, Current Portion
   Capitalized inventory                        $     19,000    $     17,000
   Receivable allowance and reserves                  25,000          27,000
   Other                                              43,000          45,000
   Net operating loss carryforwards                       --       1,191,000
                                                ------------    ------------

       Deferred Tax Assets, current             $     87,000    $  1,280,000
                                                ============    ============

Deferred Tax Assets, Non-Current Portion
   Other                                        $     47,000    $         --
   Investment tax credits                            600,000         518,000
   Net operating loss carryforwards ("NOLS")       4,799,000       3,295,000
                                                ------------    ------------
                                                   5,446,000       3,813,000

   Valuation allowance                              (702,000)       (620,000)
                                                ------------    ------------

       Deferred Tax Assets, Non-Current            4,744,000       3,193,000

Deferred Tax Liabilities, Non-Current Portion
   Depreciation and amortization                    (418,000)       (291,000)
                                                ------------    ------------

  Deferred Tax Assets, non-current, net         $  4,326,000    $  2,902,000
                                                ============    ============


       During the year ended June 30, 2005 and 2004, stock options were exercised which generated approximately $413,000 and $9,900,000 of income tax deductions, respectively, resulting in tax benefits of $153,000 and $3,679,100, respectively, which were credited to additional paid-in capital.

       As part of the reverse merger transaction (see Note 1), approximately $7,370,000 of ATEC's NOLs are available to the Company. At June 30, 2005 the Company has remaining Federal NOLs of approximately $13,000,000 and State NOLs of approximately $12,440,000 expiring through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited. Approximately $6,750,000 of these NOL's are available in fiscal 2006, and utilization of $6,250,000 of these NOL's is limited and becomes available after fiscal 2006. The limitations lapse at the rate of $2,690,000 per year, through fiscal 2009. As of June 30, 2005, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company reserved approximately 30% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Income Taxes, continued

       In addition, at June 30, 2005, the Company has approximately $600,000 of New York State investment tax credit carryforwards, expiring in various years through 2020. These carryforwards are available to reduce future New York State income tax liabilities. However, the Company has reserved 100% of the investment tax credit carryforward, which the Company does not anticipate utilizing.

NOTE 10 - Earning Per Share

       The calculations of basic and diluted EPS are as follows:

                                                   Year Ended                Six Months Ended          Year Ended
                                                    June 30,                       June 30,            December 31,
                                          -------------------------------------------------------------------------
                                              2005            2004           2003           2002           2002
                                          ------------    ------------   ------------   ------------   ------------
Numerator:
   Net (loss) income                      $   (149,432)   $  3,122,821   $    723,645   $    610,802   $  1,050,419
   Less: Preferred stock dividend              165,569         165,569         13,150             --             --
   Less: Net (loss) income attributable
             to Series K preferred
             stockholders                           --         194,476         86,765        152,701        262,605
                                          ------------    ------------   ------------   ------------   ------------

Numerator for basic EPS                       (315,001)      2,762,776        623,730        458,101        787,814

  Effect of dilutive securities:
   Net income attributable to
    Series K preferred stockholders            165,569         194,476         86,765        152,701        262,605
                                          ------------    ------------   ------------   ------------   ------------

Numerator for diluted EPS                 $   (149,432)   $  2,957,252   $    710,495   $    610,802   $  1,050,419
                                          ============    ============   ============   ============   ============

Denominator:

   Denominator for basic EPS
     Weighted average shares
      outstanding                           25,683,726      17,594,979      7,721,524      6,151,178      6,151,178

  Effect of dilutive securities:
     Convertible Series K
      preferred stock                               --      43,460,533     32,609,356     29,783,884     29,783,884
     Convertible Series A, B, C and J
      preferred stocks                              --          11,454         19,879             --             --
     Stock options                                  --       7,570,219      1,313,598             --             --
                                          ------------    ------------   ------------   ------------   ------------

Denominator for diluted EPS                 25,683,726      68,637,185     41,664,357     35,935,062     35,935,062
                                          ============    ============   ============   ============   ============

Basic EPS                                 $      (0.01)   $       0.16   $       0.08   $       0.07   $       0.13
                                          ============    ============   ============   ============   ============
Diluted EPS                               $      (0.01)   $       0.04   $       0.02   $       0.02   $       0.03
                                          ============    ============   ============   ============   ============

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Earning Per Share, continued

As of June 30, 2005, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:


       Common stock outstanding                                    32,338,607
       Stock options outstanding (see Note 11)                     12,653,870
       Common stock issuable upon conversion of preferred stocks:
         Series A                                                       1,522
         Series A-1 (maximum contingent conversion) (a)             4,855,389
         Series B                                                         292
         Series C                                                       5,584
         Series K (b)                                              31,373,875
                                                                   ----------

            Total (c)                                              81,229,139
                                                                   ==========

      (a) As described in Note 11, the Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

      (b) On June 4, 2006 and on each anniversary date thereof, through June 4, 2010, 292,913 Series K shares will automatically convert into 6,274,775 shares of the Company's common stock (see Note 11).

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

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Equity Securities

       Preferred Stocks
       The Company's preferred stocks consist of the following at June 30, 2005:

                                          Shares Issued
                               Shares          and                        Liquidation
                             Authorized    Outstanding     Par Value      Preference
                            ------------   ------------   ------------   ------------
June 30, 2005:
 Preferred Stocks:
  *Series A cumulative
     convertible                  29,233          7,611   $        761   $    761,100
    Series A-1 cumulative
     convertible               5,000,000      4,855,389         48,554      3,311,375
  *Series B convertible           12,704          1,458            146         14,580
  *Series C convertible          350,000        279,208        279,208      1,396,040
  *Series J convertible          105,000             --             --             --
    Series K convertible       3,000,000      1,464,567         14,646             --
                            ------------   ------------   ------------   ------------

      Total preferred          8,496,937      6,608,233   $    343,315   $  5,483,095
                            ============   ============   ============   ============

      *     Classes of preferred stock assumed in the ATEC reverse merger.

      At June 30, 2005, the Company had six authorized series of preferred stock; Series A Cumulative Convertible (par value $.10), Series A-1 Cumulative Convertible (par value $.01), Series B Convertible (par value $.10), Series C Convertible (par value $1), Series J Convertible (par value $.01) and Series K Convertible (par value $.01) (hereafter referred to as the "A", "A-1", "B", "C", "J" and "K" shares, respectively).

      The A shares have an annual dividend rate of 10% of the par value, which is cumulative. They are senior to all other series or classes of capital stock. The B shares have a non-cumulative stated annual dividend rate of $1 each and are senior to all but the rights of the A stockholders. The C and J shares have no dividend rights, except as may be authorized at the sole discretion of the Company's Board of Directors. The K shares are entitled to receive dividends to the same extent and in the same amounts as the common stock. The A-1 shares have a cumulative annual dividend of $.0341 per share when and as declared by the Board of Directors. In accordance with these terms, in November, 2004, the Board of Directors declared a dividend of $178,719. The declared dividend was cumulative through June 30, 2004, and was paid March 10, 2005. In May, 2005, the Board of Directors declared a dividend of $124,177. This declared dividend was cumulative from July 1, 2004 through March 31, 2005 and has not been paid as of June 30, 2005. Total undeclared dividends amounted to approximately $41,000 as of June 30, 2005.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Equity Securities, continued

       Preferred Stocks, continued
       Each of the A, B, C and K shares has the right to one vote on all matters in which stockholders are entitled to vote. The holders of Series A-1 and J shares shall not be entitled to any voting rights. Each of the A, B, C and A-1 shares carry dissolution rights upon liquidation amounting to $100, $10, $5 and $.682 per share, respectively. The A shares grant the Company the right to redeem such shares at a price of $100 per share. The A, B and C shares may be converted into shares of common stock at an exchange rate of five, five and fifty shares, respectively, for each share of common stock or approximately 7,398 shares. The conversion rights of the J, K and A-1 shares are described below.

       The J shares had a mandatory conversion provision, if any time on or after the applicable issuance date the closing price of the common stock of the Company for three consecutive trading days is equal to or greater than five dollars. In the first quarter of fiscal 2004, the mandatory conversion price was attained and all of the outstanding J shares converted into 105,000 shares of common stock. The J shares cannot be re-issued.

       On June 4, 2004, the Company was deemed by AMEX to be in compliance with applicable listing standards, and as a result, a "Triggering Event" occurred. Upon the occurrence of the Triggering Event, the holders of the K shares, in accordance with a defined formula, which assumes among other things, the conversion of the A, B, C and J shares into common stock, converted one seventh or 292,913 of the K shares into 6,274,775 restricted shares of the Company's common stock. The K shares automatically convert into a like amount on each June 4th through 2010, for an aggregate of an additional 31,373,875 shares of common stock. Upon a change in control, as defined, the conversion of the K shares may accelerate. The holders of the K shares have demand registration rights with respect to the common stock to be issued upon conversion. The net effect of the conversion feature, together with the shares of common stock issued in the reverse merger, was to issue to Interpharm, Inc. stockholders, common stock totaling approximately 80% of the total number of shares of common stock and voting convertible preferred stock, outstanding as of the date of the Triggering Event, after giving effect to the conversion, less shares of common stock issued between the date of the closing of the reverse merger and the date of the Triggering Event arising out of obligations which arose after the date of closing.

       On May 30, 2003 the Company authorized the satisfaction of loans due to the Company's then Chief Executive Officer and one of its stockholders, by issuing 4,855,389 A-1 shares. The A-1 shares convert on a 1:1 basis into Company common stock subject to the definitive terms in the list of designations upon (i) the Company reaching $150 million in sales or (ii) a merger, consolidation, sale of assets or similar transaction.

       Stock Options
       In 2003, Interpharm, Inc., as a part of the ATEC reverse merger transaction, assumed options to acquire ATEC's common stock which were granted previously by ATEC pursuant to two

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Equity Securities, continued

       Stock Options, continued
       Stock Option Plans. The two option plans are the 1997 Stock Option Plan ("1997 Plan") and the 2000 Flexible Stock Option Plan ("2000 Plan"). Both plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

       The 1997 Plan provides for the issuance of 6,000,000 shares of common stock. All options issued, pursuant to the 1997 Plan, can not have a term greater than ten years. Options granted under this plan vest over periods established in option agreements. As of June 30, 2005, 1,436,370 options are outstanding under this plan. No additional shares can be granted under this plan.

       The 2000 Plan provides for the issuance of 10,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock as of the first day of such calendar year, but in no event, more than 20,000,000 shares in the aggregate. All options issued, pursuant to the 2000 Plan, can not have a term greater than ten years. Options granted under the 2000 Plan vest over periods established in option agreements. As of June 30, 2005, the 2000 Plan provides for the issuance of 16,429,438 shares of common stock. As of that date, 11,217,500 options are outstanding under this plan.

       During the fiscal year 2005, excluding 4,854,325 options which were repriced (see below), 3,261,700 options were granted. Of this amount, certain grants are detailed as follows:

      o 2,000,000 fully vested options were granted to the Company's Chief Executive Officer, having an exercise price of $1.23.

      o 25,000 fully vested options were granted to the Company's Chief Financial Officer, having an exercise price of $1.23.

      o     761,000 performance-based options were granted as follows:

            o 125,000 options were granted to the Company's Chief Financial Officer, having an exercise price of $1.23, which was the closing price of the Company's common stock on the date of the grant. The options vest 25% on July 1, 2006 and each subsequent July 1st through July 1, 2009.

            o 636,000 options were granted to certain executives and employees, having an exercise price of $1.23, which was the closing price of the Company's common stock on the date of the grant. The options vest 25% on July 1, 2006 and each subsequent July 1st through July 1, 2009.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Equity Securities, continued

       Stock Options, continued
       At June 30, 2005, the Company repriced certain options to officers, executives and employees as follows:

                                 -------------------------------------------- ---------------------------------------
                                           Original Option Grants                     Repriced Option Grants
                 --------------- -------------------------------------------- ---------------------------------------
                    Options        Exercise Price        Remaining Life         Exercise         Remaining Life
                    Granted            Ranges                 Ranges             Price               Ranges
                 --------------- -------------------- ----------------------- ------------- -------------------------
---------------- --------------- -------------------- ----------------------- ------------- -------------------------
Officers              3,275,000    $2.24 to $4.41       8.60 to 9.57 years     $    1.23            5 years
---------------- --------------- -------------------- ----------------------- ------------- -------------------------

---------------- --------------- -------------------- ----------------------- ------------- -------------------------
Executives              425,000    $1.94 to $2.69       4.57 to 9.57 years     $    1.23       4.57 to 5.50 years
---------------- --------------- -------------------- ----------------------- ------------- -------------------------

---------------- --------------- -------------------- ----------------------- ------------- -------------------------
Employees            1,154,325     $1.64 to $5.50       2.10 to 8.60 years     $    1.23       2.10 to 5.0 years
---------------- --------------- -------------------- ----------------------- ------------- -------------------------
                     4,854,325
                 --------------- -------------------- ----------------------- ------------- -------------------------

       The repriced options were remeasured at market price on the date of repricing and, as such, no financial impact was recorded. Substantially all of the options were fully vested as of the repricing date.

       The following table summarizes the options assumed by Interpharm, Inc. in the ATEC reverse merger and activity for the period June 30, 2003 to June 30, 2005. There were no options issued by Interpharm, Inc. prior to the reverse merger.

                                                                               Weighted Average
                                                       Number of Options        Exercise Price
                                                      --------------------- -----------------------
       Options assumed from ATEC in reverse merger
        transaction - May 30, 2003                             7,495,691                  $1.51
       Granted                                                 5,075,000                  $0.68
       Exercised                                                 (25,000)                 $1.25
                                                            ------------

       Outstanding at June 30, 2003                           12,545,691                  $1.17

       Granted                                                 1,443,800                  $4.03
       Exercised                                              (3,477,441)                 $1.04
       Forfeited                                                 (23,250)                 $0.94
                                                            ------------

       Outstanding at June 30, 2004                           10,488,800                  $1.62

       Granted(a)                                              8,116,025                  $1.53
       Exercised                                              (1,096,630)                 $0.57
       Forfeited(a)                                           (4,854,325)                 $3.29
                                                              ----------

       Outstanding at June 30, 2005                           12,653,870                  $1.01
                                                              =========

(a)   Includes 4,854,325 options repriced at June 30, 2005.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Equity Securities, continued

       Stock Options, continued
       The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2005:

                                             Options Outstanding                           Options Exercisable
                             -------------------------------------------------------------------------------------------
                                                      Weighted
                                    Number             Average         Weighted           Number            Weighted
                                 Outstanding          Remaining        Average          Exercisable          Average
         Range of                     At             Contractual       Exercise             at              Exercise
      Exercise Prices           June 30, 2005            Life           Price          June 30, 2005          Price
---------------------------- --------------------- ----------------- ------------- ---------------------- --------------
          $0.450 - $0.680            6,584,000             7.42         $0.64               3,934,249         $0.62
          $1.230 - $3.970            5,924,870             7.69         $1.30               4,918,920         $1.31
          $4.410 - $6.800              145,000             3.85         $6.18                 145,000         $6.18
                                  ------------                                           ------------

                                    12,653,870                                              8,595,888
                                    ==========                                            ===========


NOTE 12 - Commitments and Contingencies

      Legal Proceedings

      Because Interpharm, Inc. utilizes certain controlled substances, it is subject to routine inspection by the U.S. Drug Enforcement Agency. In June, 2004, Interpharm, Inc. received a notice from the United States Attorney's Office for the Eastern District of New York relating to a routine inspection conducted in November, 2003. No complaint has been filed by the United States Attorney's Office, and, on September 19, 2005, we settled any and all potential claims pursuant to an Agreement and Memorandum of Understanding, the terms of which required a $50,000 payment from us at signing.

      From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

      Significant New Contracts

      The Company entered into two agreements with Tris Pharma, Inc. ("Tris"). One of the agreements is for the development and licensing of twenty-five liquid generic products. According to the terms of the agreement for the liquid products, Tris is to develop and deliver the properties, specifications and formulations ("Technical Packages") necessary to effectuate a technology transfer to the Company for the twenty-five generic liquid pharmaceutical products. The Company will then utilize this information to obtain all necessary approvals and

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Commitments and Contingencies, continued

      Significant New Contracts, continued

      manufacture and market the products. Further, this agreement provides the Company with a perpetual license of all technology and components of the Technical Packages necessary to produce the liquid products that are the subject of the agreement. It also allows the Company the use of the technology for other products in exchange for an additional fee. In the event that Tris delivers twenty-five successful Technical Packages, of which there can be no assurance, the Company will pay Tris approximately $3,000,000. In accordance with the terms of this agreement, the Company will make payments as various milestones are achieved. In addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product.

      According to the terms of the second agreement, as amended, for the solid dosage products, the Company will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products and two softgel products, some of which may require the Company to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500,000 to Tris, whether or not regulatory approval is obtained for any of the products. The agreement for solids also provides for an equal sharing of net profits for each product that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions. So long as Tris continues to provide evidence of their effort to develop the eight solid generic pharmaceutical products and two softgel products, the Company is obligated to remit payments.

      As of June 30, 2005, the Company recorded as a research and development expense and paid Tris $1,400,000 in connection with these agreements.

      Software license
      During the year ended June 30, 2005, the Company entered into a four year software license agreement which will require the Company to make quarterly payments of $28,535, plus applicable sales taxes through December 31, 2008. Thereafter the Company may opt to remit annual fees in order to maintain a perpetual user's license.

      Future minimum annual payments for the software license are as follows:

        For the Year
        Ending June 30,                        Amount
        -----------------------------------------------
        2006                                $   124,000
        2007                                    124,000
        2008                                    124,000
        2009                                     62,000
                                            -----------
                Total                       $   434,000
                                            ===========

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - Economic Dependency

       Major Customers
       The Company had the following customer concentrations for the years ended June 30, 2005 and 2004, the six month periods ended June 30, 2003 and 2002 and for the year ended December 31, 2002:

                                                   Sales - Percent of Revenue
                                                   --------------------------
                                           Year Ended                    Six Months Ended              Year Ended
                                            June 30,                         June 30,                  December 31,
                                      2005             2004            2003             2002              2002
                                      ----             ----            ----             ----              ----
       Customer A                      23%             26%               *               *                  *
       Customer B                      22%             29%              37%             45%                44%
       Customer C                       *               *               13%             16%                 *

       *     Sales to customers were less than 10%

       The Company complies with its supply agreements to sell various strength Ibuprofen to the Department of Veteran Affairs ("DVA") through intermediary wholesale prime vendors which are designated by the DVA. During the year ended June 30, 2004 the DVA added a second prime vendor, and as a result, reduced our sales to the initial prime vendor to an amount below 10% of its revenue. Sales to both wholesale prime vendors during the years ended June 30, 2005 and 2004 aggregated approximately 11.1% and 9.7%, respectively.


                                    Accounts Receivable
                                          June 30,
                                   2005               2004
--------------------------- ------------------- -----------------
Customer A                      $1,788,572            $849,055
Customer B                       1,863,436           2,760,500
Customer C                         618,636             172,851

       Major Suppliers
       The Company purchased materials from three suppliers, during the years ended June 30, 2005 and 2004, totaling approximately 70% and 82%, respectively, and two suppliers totaling approximately 60%, 72% and 68% of the Company's total purchases, during the six month periods ended June 30, 2003 and 2002 and for the year ended December 31, 2002, respectively. At June 30, 2005 and 2004 amounts due to these suppliers included in accounts payable, were approximately $2,311,000 and $2,590,000, respectively.

                                      INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - Quarterly Financial Data (Unaudited)

       Summarized quarterly financial information consists of the following:

                               Sept. 30, 2004         Dec. 31, 2004         March 31, 2005         June 30, 2005
                            --------------------- ---------------------- --------------------- ----------------------
Sales, net                           $9,053,132             $8,838,067          $10,669,660          $11,350,111
Gross profit                          1,940,104              2,593,502            2,271,780            2,266,846
Net income (loss)                       413,272                625,532            (633,574)            (554,662)

Basic EPS                                 $0.01                  $0.02              $(0.03)              $(0.01)
                                          =====                  =====              =======              =======
Diluted EPS                               $0.01                  $0.01              $(0.03)              $(0.01)
                                          =====                  =====              =======              =======

                               Sept. 30, 2003         Dec. 31, 2003         March 31, 2004         June 30, 2004
                            --------------------- ---------------------- --------------------- ----------------------
Sales, net                           $6,875,348            $11,706,231          $11,307,974          $11,210,175
Gross profit                          1,431,830              2,618,275            2,815,151            2,929,579
Net income                              227,439              1,024,097              983,530              887,755

Basic EPS                                 $0.01                  $0.05                $0.05                $0.04
                                          =====                  =====                =====                =====
Diluted EPS                               $0.00                  $0.01                $0.01                $0.01
                                          =====                  =====                =====                =====

       The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary to fairly present the results of the interim periods presented. All adjustments are of a normal recurring nature. The sum of the quarterly EPS amounts may not equal the full year amounts due to rounding.