Form 10-Q
period 2005-09-30
INTERPHARM HOLDINGS INC
filed 2005-11-21
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2005

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

                                 YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

                                 YES [ ] NO [X]


As of the close of business on November 08, 2005, there were 32,463,607 shares of the Registrant's $0.01 par value per share Common Stock outstanding.

                            INTERPHARM HOLDINGS, INC.

TABLE OF CONTENTS


PART I     Financial Information                                            Page

Item 1.      Financial Statements & Notes ..................................1-17
Item 2.      Managements Discussion & Analysis of
             Financial Condition and Results of Operations.................18-24

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......24

Item 4.      Controls and Procedures..........................................25


PART II    Other Information Required in Report

Item 6....................................................................... 26

Forward Looking Statements and Associated Risks...............................27

Signatures Page...............................................................28

Exhibits/Certifications....................................................29-32

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                        (In thousands, except share data)

                                     ASSETS

                                                    September 30,   June 30,
                                                        2005         2005
                                                      -------       -------
CURRENT ASSETS                                      (Unaudited)

Cash and cash equivalents                             $ 1,396       $   537
Accounts receivable, net                                9,722         7,664
Inventories                                             8,874         8,941
Prepaid expenses and other current assets               1,072         1,156
Deferred tax assets                                        87            87
                                                      -------       -------

     Total Current Assets                              21,151        18,385

Land, building and equipment, net                      23,908        21,872
Deferred tax assets                                     4,598         4,326
Investment in APR, LLC                                  1,022         1,022
Deposits                                                1,010           785
                                                      -------       -------

         TOTAL ASSETS                                 $51,689       $46,390
                                                      =======       =======

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,  June 30,
                                                                        2005        2005
                                                                      --------    --------
                                                                     (Unaudited)
CURRENT LIABILITIES
  Current maturities of bank debt                                     $ 12,540    $ 10,340
  Accounts payable, accrued expenses and other liabilities               9,712       6,233
                                                                      --------    --------

       Total Current Liabilities                                        22,252      16,573
  --------

OTHER LIABILITIES
  Bank debt, less current maturities

OTHER LIABILITIES
  Bank debt, less current maturities                                     6,598       6,691
  Other liabilities                                                         --          15
                                                                      --------    --------

       Total Other Liabilities                                           6,598       6,706
                                                                      --------    --------

       TOTAL LIABILITIES                                                28,850      23,279
                                                                      --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stocks, 10,000,000 shares authorized; issued and outstanding - 6,608,233; aggregate liquidation preference
   of $5,483,095                                                           343         343
  Common stock, $0.01 par value, 70,000,000 shares  authorized;
    shares issued - 32,463,607 at September 30, 2005 and 32,338,607
    at June 30, 2005                                                       325         324

  Additional paid-in capital                                            21,975      19,104
  Stock subscription receivable                                           (133)         --
  Unearned compensation                                                 (2,523)         --
  Retained earnings                                                      2,852       3,340
                                                                      --------    --------

       TOTAL STOCKHOLDERS' EQUITY                                       22,839      23,111
                                                                      --------    --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 51,689    $ 46,390
                                                                      ========    ========

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                                        Three Months Ended
                                                                           September 30,
                                                                      --------------------
                                                                        2005        2004
                                                                      --------    --------
SALES, Net                                                            $ 14,547    $  9,053

COST OF SALES (including related party rent expense of $102 for the
three months ended September 30, 2005 and 2004, respectively)           10,564       7,113
                                                                      --------    --------

       GROSS PROFIT                                                      3,983       1,940
                                                                      --------    --------

OPERATING EXPENSES
  Selling, general and administrative                                    2,437       1,087
  Related party rent                                                        18          18
  Research and development                                               2,146         175
                                                                      --------    --------

       TOTAL OPERATING EXPENSES                                          4,601       1,280
                                                                      --------    --------

       OPERATING (LOSS) INCOME                                            (618)        660
                                                                      --------    --------

OTHER EXPENSE
  Interest expense                                                         (91)         (3)
                                                                      --------    --------

        (LOSS) INCOME BEFORE INCOME TAXES                                 (709)        657

(BENEFIT FROM) PROVISION FOR INCOME TAXES                                 (262)        244
                                                                      --------    --------

NET (LOSS) INCOME                                                         (447)        413

INCOME ATTRIBUTABLE TO PREFERRED STOCKHOLDERS                               41          65
                                                                      --------    --------

NET (LOSS) INCOME ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                                                  $   (488)   $    348
                                                                      ========    ========

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS
  Basic (loss) earnings per share                                     $  (0.01)   $   0.01
                                                                      ========    ========
  Diluted (loss) earnings per share                                   $  (0.01)   $   0.01
                                                                      ========    ========

  Basic weighted average shares outstanding                             32,464      24,967
                                                                      ========    ========
  Diluted weighted average shares and
   equivalent shares outstanding                                        32,464      67,979
                                                                      ========    ========

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                   (UNAUDITED)
                                 (In thousands)

                                                                         Additional   Stock                               Total
                                 Preferred Stock      Common Stock         Paid-In  Subscription  Unearned   Retained  Stockholders'
                                Shares    Amount     Shares     Amount     Capital   Receivable Compensation Earnings    Equity
                                ------   --------   --------   --------   --------   --------    --------    --------    --------
BALANCE -  July 1, 2005          6,608   $    343     32,339   $    324   $ 19,104   $     --    $     --    $  3,340    $ 23,111

Dividends Declared - Series A-1     --         --         --         --         --         --          --         (41)        (41)

Fair value of unvested stock
options upon adoption of
FAS 123(R)                          --         --         --         --      2,739         --      (2,739)         --          --

Amortization of unearned
compensation                        --         --         --         --         --         --         216          --         216

Common stock subscribed             --         --        125          1        132       (133)         --          --          --

Net loss                            --         --         --         --         --         --          --        (447)       (447)
                                ------   --------   --------   --------   --------   --------    --------    --------    --------

BALANCE -  September 30, 2005    6,608   $    343     32,464   $    325   $ 21,975   $   (133)   $ (2,523)   $  2,852    $ 22,839
                                ======   ========   ========   ========   ========   ========    ========    ========    ========

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
--------------------------------------------------------------------------------
                                   (UNAUDITED)
                                 (In thousands)

                                                             Three Months Ended
                                                               September 30,
                                                             -----------------
                                                             2005        2004
                                                             -----       -----

NET (LOSS) INCOME                                            $(447)      $ 413


OTHER COMPREHENSIVE GAIN
  Unrealized gain on marketable securities, net                 --           3
                                                             -----       -----

TOTAL COMPREHENSIVE  (LOSS) INCOME                           $(447)      $ 416
                                                             =====       =====

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                   (UNAUDITED)
                                 (In thousands)


                                                               Three Months Ended
                                                                 September 30,
                                                               ------------------
                                                                 2005      2004
                                                               -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                              $  (447)   $   413
                                                               -------    -------
 Adjustment to reconcile net income to net
  cash provided by  operating activities
   Depreciation and amortization                                   347        262
   Vested options expense                                          216         --
   Deferred tax (benefit) expense                                 (272)       243
 Changes in operating assets and liabilities
    Accounts receivable                                         (2,058)     2,368
    Inventories                                                     67       (331)
    Prepaid expenses and other current assets                       84       (323)
    Accounts payable, accrued expenses and other liabilities     3,423       (360)
                                                               -------    -------

TOTAL ADJUSTMENTS                                                1,807      1,859
                                                               -------    -------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,360      2,272
                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of building and equipment                           (2,383)      (767)
  Deposits                                                        (225)      (365)
                                                               -------    -------

        NET CASH USED IN INVESTING ACTIVITIES                   (2,608)    (1,132)
                                                               -------    -------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank line of credit                                  --       (425)
  Borrowings from new bank lines of credit                       2,200         --
  Repayments of bank mortgage and notes payable                    (93)       (62)
                                                               -------    -------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       2,107       (487)
                                                               -------    -------

  NET INCREASE IN CASH AND CASH  EQUIVALENTS                       859        653

  CASH AND CASH EQUIVALENTS - Beginning                            537      2,885
                                                               -------    -------

  CASH AND CASH EQUIVALENTS - Ending                           $ 1,396    $ 3,538
                                                               =======    =======

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
                                   (UNAUDITED)
                                 (In thousands)

                                                              Three Months Ended
                                                                 September 30,
                                                              ------------------
                                                               2005         2004
                                                              -----         ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
  Interest                                                    $  76          $42
                                                              =====          ===
  Income taxes                                                $  --          $ 1
                                                              =====          ===

    Non-Cash Investing or Financing Transaction:

    During the quarter ended September 30, 2005, the Company issued $133 of its common stock in exchange for a subscription receivable.


            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 1 - Condensed Consolidated Financial Statements

      The accompanying interim unaudited condensed consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its subsidiaries that are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2005.

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

      Earnings Per Share

      Basic earnings per share ("EPS") of common stock is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net (loss) income for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks. In accordance with Emerging Issues Task Force ("EITF") Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," in periods when there is a net income, the Company uses the two-class method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method is used to calculate the effect of the participating Series K on diluted EPS. In periods when there is a net loss, the effect of the participating Series K is excluded from both basic and diluted EPS.

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

      Capitalization of Interest and Other Costs

      The Company capitalizes interest on borrowings and certain other direct costs during the active construction period of major capital projects. Capitalized costs are added to the cost of the underlying assets and will be

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES depreciated over the useful lives of the assets. The Company capitalized approximately $145,000 during the three month period ended September 30, 2005 in connection with its capital improvements to the Brookhaven, NY facility.

      Stock Based Compensation

      Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(Revised 2004), "Share-Based Payment," ("SFAS 123(R)"), using the modified-prospective-transition method. As a result, the Company's net loss before taxes for the three months ended September 30, 2005 is $216,000 lower than if it had continued to account for share-based compensation under Accounting Principles Board ("APB") opinion No. 25.

      Prior to July 1, 2005, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees" ("APBO 25"), and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APBO 25 for certain options granted to non employees of the Company based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock).

      Three months ended September 30, 2004

      As was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation: (in thousands).

                                                            Three Months Ended
                                                               September 30,
                                                                   2004
                                                                  -------
      Net income, as reported                                     $   413

      Less: Stock-based employee compensation expense
      determined under fair value-based method for all  awards,
      net of income tax                                               656
                                                                  -------

      Pro forma net loss                                          $  (243)
                                                                  =======

        As reported                                               $  0.01
                                                                  =======
        Pro forma                                                 $ (0.01)
                                                                  =======

      Diluted net income  (loss) per share
        As reported                                               $  0.01
                                                                  =======
        Pro forma                                                 $ (0.01)
                                                                  =======

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

      The fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 145% (2) risk-free interest rate of 4.25% and (3) expected average life of 10 years.

      Reclassifications

      Certain reclassifications have been made to the unaudited condensed consolidated financial statements for the prior period in order to have it conform to the current period's classifications. These reclassifications have no effect on previously reported net (loss) income.

      Recently Issued Accounting Pronouncements

      New Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for the Company's fiscal year 2006. The adoption of SFAS No. 151 has had no material impact on its condensed consolidated financial position, results of operations, or cash flows.

      In December 2004, the FASB issued SFAS No. 123R amending SFAS No. 123, which, for the Company, became effective beginning the first quarter of fiscal 2006. SFAS No. 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R has had no effect on the Company's condensed consolidated cash flows, but impacts its results of operations.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect that adoption of FIN 47 will have a significant effect on its condensed consolidated financial position or results of operations.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 will have a material effect on its condensed consolidated financial position or results of operations.

      In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material impact on the Company's condensed consolidated financial position or results of operations.

      In September 2005, the FASB ratified the EITF's Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF 05-7"), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of EITF 05-7 is not expected to have a material impact on the Company's condensed consolidated financial position or results of operations.

      In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF 05-8"), which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of EITF 05-8 is not expected to have a material impact on the Company's condensed consolidated financial position or results of operations.

NOTE 3 - Inventories

      Inventories consist of the following: (in thousands)

                                                  September 30,    June 30,
                                                      2005           2005
                                                  (Unaudited)
                                                     ------         ------
      Finished goods                                 $1,324         $  721
      Work in process                                 5,414          5,539
      Raw materials                                   1,697          2,117
      Packaging materials                               439            564
                                                     ------         ------

            Total                                    $8,874         $8,941
                                                     ======         ======

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 4 - Land, Building and Equipment

      Land, building and equipment consist of the following: (in thousands)

                                                                                      Estimated
                                                           September 30,  June 30,     Useful
                                                               2005         2005        Lives
                                                             -------      --------    -----------
                                                           (Unaudited)
      Land                                                   $ 4,924      $ 4,924
      Building, equipment and construction in progress (a)    10,915        9,314      7-20 Years
      Machinery and equipment                                  8,961        8,289       5-7 Years
      Furniture and fixtures                                     527          435         5 Years
      Leasehold improvements                                   2,968        2,950      5-15 Years
                                                             -------      -------
                                                              28,295       25,912
      Less:  accumulated  depreciation and amortization        4,387        4,040
                                                             -------      -------
      Land, Building and Equipment, net                      $23,908      $21,872
                                                             =======      =======

(a) Not yet been placed into service and no depreciation expense has yet been recorded

NOTE 5 - Bank Debt

      A summary of the outstanding long-term debt is as follows: (in thousands)

                                             September 30,    June 30,
                                                  2005          2005
                                                -------       -------
                                              (Unaudited)
      Advised credit facility                   $12,170       $ 9,970
      Mortgage note payable                       6,968         7,061
                                                -------       -------
      Total Bank Debt                            19,138        17,031

      Less:  Current Maturities                  12,540        10,340
                                                -------       -------

      Long-Term Debt, Less Current Maturities   $ 6,598       $ 6,691
                                                =======       =======

      On March 29, 2004, the Company obtained a new $21 million credit facility from the same Bank that provided the old credit facility. The new credit facility consists of (i) a $7.4 million mortgage loan for the purchase of the Company's second manufacturing plant in Brookhaven, NY; (ii) $8.6 million of credit lines primarily to acquire new equipment and for renovations, and (iii) a $5 million general line of credit. Details of the new facility are as follows:

      o The $7.4 million mortgage loan is to be repaid with 119 monthly principal installments of $31,000 commencing on August 1, 2004 with the balance due June 1, 2014.

      o Two advised secured credit lines aggregating $6.6 million primarily for acquisitions of equipment and for renovations of the Company's new Brookhaven, NY plant. The balance of the funds accessed through these credit lines will convert into fully amortizing 60 month term loans.

      o A $2.0 million advised non-revolving secured facility for equipment purchases. Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into fully amortizing 60 month term loans.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

      o The $5.0 million advised secured line of credit is primarily for working capital and general corporate purposes.

      During fiscal 2005, the Company and the Bank informally agreed to consolidate the four credit lines into one advised credit line totaling $13.6 million. As a result, the $12.1 million of advances have not been allocated to each individual credit line. Since the Company and the Bank have not determined the amount of loans that are available to be converted into 60 month term loans, the entire advised credit facility is classified as current.

      This credit facility is collateralized by substantially all assets of the Company. At the option of the Company, interest will generally be calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. As of September 30, 2005, the annual interest rates on the working capital lines range from 5.01% to 5.47%. Interest on the mortgage loan was 5.19% per annum, and will be recalculated at December 1, 2005. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2005. The credit lines are terminable by the Bank at any time as to undrawn amounts. In addition, the Company is required to comply with certain financial covenants, and as of September 30, 2005, was in default of these financial covenants. The Company has received a waiver from the Bank of the financial default covenants related to the four advised lines. With respect to the mortgage loan, the Bank has waived the financial covenant defaults incorporated in the mortgage note as well as the cross default provisions within the four advised lines through October 1, 2006.

NOTE 6- Income Taxes

      At September 30, 2005 the Company has remaining Federal net operating loss carryforwards ("NOLs") of approximately $13.5 million and State NOLs of approximately $12.9 million both expiring at various times through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited to approximately $7.25 million of these NOL's in fiscal 2006, and utilization of $6.25 million of these NOL's is limited and becomes available after fiscal 2006. The limitations lapse at the rate of $2.7 million per year, through fiscal 2009. As of September 30, 2005, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company recorded a valuation allowance for approximately 30% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

      In calculating its tax provision for the three month period ended September 30, 2005, the Company applied an aggregate effective tax rate of approximately 37% thereby creating a deferred income tax benefit of $272,000 and adjusted its deferred tax asset by a like amount.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 7- Earning Per Share

      The calculations of basic and diluted EPS are as follows: (in thousands, except per share amounts)

                                                                      Three Months Ended
                                                                         September 30,
                                                                     -----------------------
                                                                       2005           2004
                                                                     --------       --------
        Numerator:
            Net (loss) income                                        $   (447)      $    413
            Less: Preferred stock  dividends                               41             41
            Less: Net income attributable to Series K
            preferred stockholders                                         --             24
                                                                     --------       --------

        Numerator for basic EPS                                          (488)           348

         Effect of dilutive securities:
           Net income attributable to Series K
             preferred stockholders                                        --             24
                                                                     --------       --------
         Numerator for diluted EPS                                   $   (488)      $    372
                                                                     ========       ========
        Denominator:
         Denominator for basic EPS weighted average
           shares outstanding                                          32,464         24,967

        Effect of dilutive securities:
           Convertible Series K  preferred  stock                          --         37,649
           Convertible Series A, B, C and J preferred stocks               --              7
           Stock options                                                   --          5,356
                                                                     --------       --------

         Denominator for diluted EPS                                   32,464         67,979
                                                                     ========       ========

          Basic EPS                                                  $  (0.01)      $   0.01
                                                                     ========       ========
          Diluted EPS                                                $  (0.01)      $   0.01
                                                                     ========       ========

      The shares issuance upon the exercise of stock options, warrants and conversions of preferred stock are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

      As of September 30, 2005, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

      Common stock outstanding - September 30, 2005                   32,463,607

      Stock options and Warrants outstanding                          12,581,870
      Common stock issuable upon conversion of preferred stocks:
        Series A                                                           1,522
        Series A-1 (maximum contingent conversion) - (a)               4,855,389
        Series B                                                             292
        Series C                                                           5,584
        Series K - (b)                                                31,373,875
                                                                      ----------

                    Total - (c)                                       81,282,139
                                                                      ==========

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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

NOTE 8 - Equity Securities

      Common Stock and Stock Options

      On July 1, 2005, the Company entered into a common stock subscription agreement to sell 125,000 shares of the Company's common stock with an employee at a purchase price of $1.07 per share of common stock.

      Preferred Stock

      In August 2005, the Board of Directors, declared a dividend of $41,381, in accordance with the terms set forth in the Series A-1 Cumulative Convertible Preferred Stock ("A-1 shares"). The A-1 shares have a cumulative annual dividend of $0.0341 per share. The declared dividend was cumulative through June 30, 2005. As of September 30, 2005 the Company's Board of Directors had not yet declared any dividend on the A-1 shares for the period July 1, 2005 through September 30, 2005. Such undeclared dividends amounted to approximately $41,000.

NOTE 9 - Economic Dependency

      Major Customers

      The Company had the following customer concentrations for the three month periods ended September 30, 2005 and 2004:

                           Sales - Percent of Revenue

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2005            2004
                                              ---------------  ---------------
      Customer "A"                                    15%              16%
      Customer "B"                                    12               32
      Customer "C"                                    14                *
      Customer "D"                                    13               --
      Customer "E"                                    12               --

      *     Sales to customer were less than 10%

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                               Accounts Receivable

                                                      September 30, 2005
                                                      ------------------

      Customer "A"                                          $ 881,000
      Customer "B"                                          1,473,000
      Customer "C"                                          1,218,000
      Customer "D"                                          1,113,000
      Customer "E"                                          1,478,000

      The Company complies with its supply agreement to sell various strengths of Ibuprofen to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer "C" above.

      Major Suppliers

      For the three months ended September 30, 2005 and 2004, the Company purchased materials from two and three suppliers totaling approximately 71% and 69% of purchases, respectively. At September 30, 2005 and 2004, aggregate amounts due to these suppliers included in accounts payable, were approximately $3.19 million and $2.03 million, respectively.

NOTE 10 - Related Party Transactions

      Rents

      The Company leases its business premises located in Hauppauge, New York, ("Premises") from an entity owned directly by one officer and indirectly by another officer of the Company under a noncancelable lease expiring in October 2019, and is obligated to pay minimum annual rent of $480,000, plus property taxes, insurance, maintenance and other expenses related to the Premises. The Company believes that the aggregate lease costs for the premises are less than those for comparable facilities in the area.

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

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

      Investment in APR, LLC., continued

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

      Significant Contracts

      Tris Pharmaceuticals, Inc

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

      According to the terms of the second agreement, as amended, for the solid dosage products ("solids"), the Company will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver
      Technical Packages for two softgel products. Further, the terms of this amendment will require the Company to pay to Tris $750,000, based upon various Tris milestone achievements. Some of products included in this agreement, as amended, may require the Company to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500,000 to Tris, whether or not regulatory approval is obtained for any of the solids products. The agreement for solids also provides for an equal sharing of net profits for each product that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions. So long as Tris continues to provide evidence of its effort to develop the eight solid generic pharmaceutical products the Company is obligated to remit payments aggregating $3,750,000.

      For the three months ended September 30, 2005, the Company recorded as a research and development expense $0.66 million in connection with these agreements.

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

Our focus in the past has been primarily on cost-effective manufacturing of a limited number of products. As part of our ongoing expansion plan, we are in continuing the process of transforming the Company into a full service generic products provider. As previously disclosed in our Annual Report on Form 10-K, we have focused on improving the infrastructure throughout our organization through the addition of key personnel, capital expenditures on new equipment and upgrading our current manufacturing facility. We have also continued increased research and development expenditures in order to accelerate our new product development.

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

As we began to implement our business plan during the last six months of our fiscal year which ended June 30, 2005, we spent approximately $3.5 million on research and development. During the three-month period ended September 30, 2005 we spent approximately $2.1 million on research and development. Subject to the availability of sufficient capital, we will continue to spend on research and development at an even more accelerated pace over the two years for new product development in the following six areas: female hormone products, scheduled narcotics, products requiring special release characteristics, liquid products, softgel products and products coming off patent. We have chosen some of these product areas because we possess existing core competencies, and because management believes that competition in these areas should be limited due to barriers to entry that we have overcome. For example, female hormone products require a dedicated and segregated facility with separate air handling and other equipment to avoid cross contamination. We have already built such a facility, have the necessary equipment and are producing female hormone products under our agreement with Centrix Pharmaceuticals, Inc. Scheduled narcotics require compliance with regulations governing their handling, storage, segregation, filing and record keeping which create a significant barrier to entry to the market for these products. We are already in compliance with these regulations and therefore, our product development strategy includes expanding this line of products to a full line of scheduled narcotics. In order for us to maximize our market share and gross margins for these products, it will be necessary for us to be in a position to launch such products on the date of patent expiration and any applicable exclusivity periods. We believe that between our internal developments and those that we have outsourced to third parties, we can be in a good position to launch most of these products on the critical dates.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

We intend to move a majority of our research and development efforts to our new facility in Yaphank, New York before the end of this calendar year. This move will increase nearly five fold our physical facilities devoted to research and development in the United States. In addition, we have entered in a purchase agreement for land in Ahmedabad, India on which we plan to build a facility, which will be used primarily for research and development. This facility is also expected to be used for the processing of bulk active pharmaceutical ingredients ("API") in preparation for finished goods manufacturing in the United States. However, there can be no assurance that we will be successful in constructing this planned facility.

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

We will have to spend a significant amount of money on research and development to continue our business plan. We have been utilizing our $21 million advised line of credit obtained from HSBC Bank. We are currently in discussion with several financial institutions; including HSBC in an effort to secure a new, increased line of credit which would enable us to pay-down the current advised line of credit as well as enable us to borrow additional funds if and when required. While we will continue to utilize our existing advised credit line, the timing of our expansion plan will be dependent on our ability to raise additional capital through either new / additional debt financing discussed above, or through an equity investment. As such, we have engaged an investment banking firm to assist us. There are currently no commitments for capital and there can be no assurance that capital will be available, and if available, on terms and conditions that would be acceptable to us. If we are unable to obtain sufficient funds, we will have to either delay or scale back on our expansion plan. However, we do not believe our existing business would be materially adversely affected by such delay or scaling back of our expansion plan.

Results of Operations

Summary

Our net sales of $14.5 million for the three month period ended September 30, 2005 were our highest net sales for any quarter in our history. During this period we began shipments of our female hormone therapy product which accounted for approximately $1.8 million of net sales yielding nearly four times our historical average in gross profit percentage. Further, our remaining product line revenue increased $3.7 million over the three month period ended September 30, 2005. However, as a result of our planned expansion, our overall expense structure increased due to: (i) additional staffing and other costs associated with our second facility, (ii) increased research and development and (iii) increased selling, general and administrative expense, resulting in a net loss before taxes of $0.7 million.

Net sales by product: (in thousands)

                                        Three Months Ended September 30,
                                  ----------------------------------------------
                                    2005        % of         2004         % of
                                   Sales        Sales        Sales        Sales
                                  -------      -------      -------      -------

Ibuprofen                         $ 7,770           54      $ 6,171           68
Allopurinol & Atenolol              1,702           12        1,317           15
Naproxen                            1,809           12          496            5
Female hormone                      1,783           12          -0-          -0-
All Other Products                  1,483           10        1,069           12
                                  -------      -------      -------      -------
      Total                       $14,547                   $ 9,053
                                  =======                   =======

As indicated in the table above, our net sales increased $5.5 million when comparing the three month periods ended September 30, 2005 and 2004. Significant components include:

o Net sales of Ibuprofen increased $1.6 million or 25.9%, due, in part to an expanded customer base, as well as improvements in production and packaging which enabled us to ship nearly all backorders. We currently believe sales of Ibuprofen should remain at approximately this level for the balance of this fiscal year, however, there can be no assurance that this will occur.

o Both Allopurinol and Atenolol are manufactured for and shipped to one customer based on quantities ordered by that customer. Net sales increased approximately $0.4 million. However, as part of our plan to reduce dependency on sales from contract manufacturing arrangements, we anticipate revenue from those two products to diminish during the remainder of the current fiscal year.

o As discussed in previous filings, we have been successful, through our marketing efforts, in obtaining new customers for our products. As a result, our sales for Naproxen increased by more than $1.3 million. Although a portion of these sales were initial orders which tend to be larger than normal, we believe that future net sales of Naproxen should remain at this level for the balance of the fiscal year, however there can be no assurance that this will occur.

o In accordance with the terms of a recently announced multi-year agreement, we made our initial shipments of our female hormone therapy product. Our customer has committed to purchase a minimum of $11.5 million during the first twelve months. This product generates a higher gross margin compared to our other products.

o Included in "all other products" in the table above is $0.6 million of Hydrocodone-7.5 mg/Ibuprofen-200 mg, our generic version of Vicoprofen. As this product, and Reprexain, Hydrocodone - 5.0 mg/Ibuprofen-200, are sold to, and marketed by, Watson Pharmaceuticals, Inc., it is difficult to project future sales. The results for the period reported include additional revenue derived from a profit sharing arrangement for these products.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

Cost of Sales / Gross Profit

During the three month period ended September 30, 2005, prices for raw materials have remained relatively constant when compared to the prior year. While no assurance can be given, we believe that our raw material costs should continue at the present rates for the next several months. However, costs associated to packaging components have increased and are likely to continue at their present level for the foreseeable future. The remaining components of our cost of sales, primarily direct labor and overhead have, as a percentage of net sales, increased during the three months ended September 30, 2005, primarily as a result of costs associated to increased production and supervisory salaries, hiring and training production staff for our second facility, which we anticipate will be operational sometime in early 2006. Additionally, we experienced increases in general overhead costs such as product liability insurance and utilities. We believe these higher costs will likely continue for the near future.

Our total gross profit percentage for the three months ended September 30, 2005 was 27.4%, an increase of 6.0 percentage points compared to 21.4% for the three months ended September 30, 2004. This increase is primarily the result of our two new products which we began shipping during this quarter, both of which generate higher gross profits than our traditional product line which has historically been in the 18% to 20% range. As volume increases for these products throughout the year, we anticipate that our overall gross margin should increase.

Research and Development Expenses

As described above, as part of our plan, during the three month period ended September 30, 2005, we continued to take significant steps to expand our product line. During this period we incurred research and development expenses of approximately $2.1 million as compared to approximately $0.2 million for the same three month period in the prior year.

We incurred costs of approximately $4.0 million during the year ended June 30, 2005, for our research and development efforts. During the three month period ended September 30, 2005, we incurred approximately $2.1 million in research and development expenses. Research and development expenses were primarily for materials, wages and bioequivalence studies for new drugs currently in development. We believe that research and development expenses, as a percentage of our net sales, will be substantially higher in the future as we seek to expand our product line.

In February 2005, we entered into two agreements with Tris Pharma, Inc. ("Tris") for the development and licensing of up to twenty-five immediate release liquid generic products (the "Liquids Agreement") and eight solid oral dosage generic pharmaceutical products (the "Solids Agreement"). In the event that Tris delivers twenty-five products under the Liquids Agreement, of which there can be no assurance, Tris is to receive approximately $3.0 million in development fees from us and, in addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. We are entitled to offset the royalty payable to Tris each year, at an agreed upon rate, to recoup the development fees paid to Tris under the Liquids Agreement.

Pursuant to the terms of the Solids Agreement, as amended, we and Tris are to collaborate on the development, manufacture and marketing of eight solid oral dosage generic products and two soft gel products, some of which may require us to challenge the patents for the equivalent branded products. The Solids Agreement, as amended provides for payments of an aggregate of $ 4.5 million to Tris. The Solids Agreement, as amended, also provides for an equal sharing of net profits for all but one product that is successfully sold and marketed, after the deduction and reimbursement to us of all costs incurred by us in the development and marketing of the solid products, including the amounts paid to Tris under the contract. The other product provides for a profit split of 60% for us and 40% for Tris.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

As we develop our research and development capabilities, the Tris agreements have allowed us to bring in-house several specialized technologies which would otherwise not be available to us, and which can allow us to manufacture and sell more higher-margin and profitable products.

During the three month period ended September 30, 2005, we recorded as a research and development expense $0.66 million in connection with these agreements.

We currently anticipate filing over 25 ANDAs through June 30, 2007. If we are successful in our efforts we believe we could see sales from new products to our line during fiscal 2006, however, there can be no assurance that these products or our second facility will obtain timely U.S. Food and Drug Administration ("FDA") approval.

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

Selling, general and administrative expenses increased approximately $1.4 million to approximately $2.4 million, or 16.8% of net sales during the three months ended September 30, 2005, from approximately $1.1 million or 12.0% of net sales, during the same period in 2004. The significant components of this increase are: salaries, including payroll taxes and benefits of $0.47 million, (primarily as a result of recently hired executive staffing and management, wage adjustments and related payroll taxes); legal and accounting costs of $0.12 million; commissions and freight costs of $0.18 million and $0.06 million, respectively, primarily due to increased sales; and outside professional services increased $0.13 million. We reported a non-cash expense of $0.22 million as a result of adoption of SFAS 123 (R) during the three month period ended September 30, 2005. Adoption of SFAS 123(R) requires us to report a non-cash expense for the ratable portion of the fair value of employee stock option awards of unvested stock options over the remaining vesting period. Previously we elected to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting. We believe this level of selling, general and administrative expenses will remain throughout the fiscal year.

Income Taxes

We applied  an  effective  tax rate of 37.0% for the three  month  period  ended
September 30, 2005 which resulted in an income tax benefit of approximately $0.26 million, compared to an effective aggregate tax rate of 37.0% for the three month period ended September 30, 2004, which resulted in a provision for income taxes of approximately $0.24 million.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through cash flows from operations and bank loans. As a result of our research and development efforts, we incurred a net loss for the three month period ended September 30, 2005, of approximately $0.45 million. Net cash provided by operating activities for the same three months was $1.4 million, compared to $2.3 million for the three months ended September 30, 2004. Significant factors comprising the cash provided in operating activities include: increases in accounts payable and accrued expenses payable of $3.4 million, offset by increases in accounts receivable of $2.1 million. The increase in accounts payable and accrued expenses payable is primarily attributable to significant purchases and research and development costs occurring at the end of the quarter. The increase in accounts receivable is the result of higher sales during this quarter. Additionally, we reported depreciation and amortization of $0.3 million. We also recognized a non cash charge of $0.2 million as a result of adoption of SFAS 123
(R). Other items affecting our net cash provided by operating activities aggregated $0.1 million.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

It should be noted that during the three month period ended September 30, 2005, we disbursed approximately $2.1 for research and development. We believe this level of spending is likely to increase for the forseeable future.

Net cash provided by financing activities of $2.1 million for the three months ended September 30, 2005, was a result of drawing from the available lines of credit offset by the pay down of a mortgage note of $0.1 million. A component of our current plan is the completion of renovations to our second facility along with the installation of additional equipment for manufacturing, packaging and research and development. Accordingly, during the three month period ended September 30, 2005, our net cash used in investing activities of $2.6 million was for new equipment and improvements and for deposits toward additional assets.

Bank lines of credit

In March, 2004, we obtained a $21 million credit facility from HSBC. The credit facility consists of (i) a $7.4 million mortgage loan for the purchase of our second manufacturing plant in Yaphank, New York (see Note 5); (ii) $8.6 million of credit lines primarily to acquire new equipment and for renovations, and
(iii) a $5.0 million general line of credit. Details of the new facility are as follows:

o The $7.4 million mortgage loan is to be repaid with 119 monthly principal installments of $30,833 commencing on August 1, 2004, with the balance due June 1, 2014.

o Two advised secured credit lines aggregating $6.6 million primarily for acquisitions of equipment and for renovations of our plant. The balance of the funds accessed through these credit lines will convert into fully amortizing 60 month term loans.

o A $2.0 million advised non-revolving secured facility for equipment purchases. Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into fully amortizing 60 month term loans.

o The $5.0 million advised secured line of credit is primarily for working capital and general corporate purposes.

During fiscal 2005, the Company and the Bank informally agreed to consolidate the four credit lines into one advised credit line totaling $13.6 million. As a result, the $12.1 million of advances have not been allocated to each individual credit line. Since the Company and the Bank have not determined the amount of loans that are available to be converted into 60 month term loans, the entire advised credit facility is classified as current.

This credit facility is collateralized by substantially all assets of the Company. At the option of the Company, interest will generally be calculated at
(i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. As of September 30, 2005, the annual interest rates on the working capital lines range from 5.01% to 5.47%. Interest on the mortgage loan was 5.19% per annum, and will be recalculated at December 1, 2005. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2005. The credit lines are terminable by the Bank at any time as to undrawn amounts. In addition, the Company is required to comply with certain financial covenants, and as of September 30, 2005, was in default of these financial covenants. The Company has received a waiver from the Bank of the financial default covenants related to the four advised lines. With respect to the mortgage loan, the Bank has waived the financial covenant defaults incorporated in the mortgage note as well as the cross default provisions within the four advised lines through October 1, 2006.

As previously disclosed, we entered into agreements with Tris for the development and delivery of over thirty new Technical Packages. The combined costs of these two agreements will approximate $6.75 million of which we have paid $1.75 million as of September 30, 2005. The balance on one agreement of $2.75 million could be paid within three years. The second agreement has a balance of $2.2 million and is scheduled to be paid within two years.

We will have to spend a significant amount of money on research and development to continue our business plan. We have been utilizing our $21 million advised line of credit obtained from HSBC Bank. We are currently in discussion with several financial institutions; including HSBC in an effort to secure a new, increased line of credit which would enable us to pay-down the current advised line of credit as well as enable us to borrow additional funds if and when required. While we will continue to utilize our existing advised credit line, the timing of our expansion plan will be dependent on our ability to raise additional capital through either new or additional debt financing discussed above, or through an equity investment. As such, we have engaged an investment banking firm to assist us. If we are unable to obtain sufficient funds, we will have to either delay or scale back on our expansion plan. However, we do not believe our existing business would be materially adversely affected by such delay or scaling back of our expansion plan.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

Accounts Receivable

Our accounts receivable at September 30, 2005, was $9.7 million compared to $7.7 million at June 30, 2005. This increase is primarily attributable to net sales in the current quarter being greater by nearly $3.1 million than that of the three month period ended June 30, 2005. Our accounts receivable turnover ratio decreased slightly from 5.5 turns at June 30, 2005, to 5.2 turns at September 30, 2005. The quality of our accounts receivable is good, and as such we have encountered little or no bad debt exposure.

Inventory

At September 30, 2005, our inventory was $8.87 million, a slight decrease of $0.07 million from $8.94 million at June 30, 2005. Our inventory days on hand was 93 days at September 30, 2005, compared to 84 days as at June 30, 2005. Our inventory turnover ratio was 3.8 turns at September 30, 2005, compared to 4.3 turns at June 30, 2005. The decrease in our turnover ratio of 0.5 turns is primarily the result of a deliberate build-up of inventory in certain key products. As such, we believe the reduction to be within acceptable limits of our current operating plan.

Accounts Payable

The accounts payable, accrued expenses and other liabilities increased by approximately $3.5 million during the three months ended September 30, 2005, as compared to June 30, 2005. This increase is primarily a result of equipment and renovation costs being higher during the three months ended September 30, 2005, as well as an effort to control overall cash outflows. We do not believe this course of action will have any material affect on our vendor relationships.

Cash and Cash Equivalents

Cash and cash equivalents increased during the three months ended September 30, 2005, by approximately $0.86 million from $0.54 million at June 30, 2005, to $1.40 million at September 30, 2005. Thus far this year we funded our business from bank borrowings and operations: bank borrowings - net $2.11 million; net cash provided by operations - $1.36 million. These were offset primarily through the use of cash to acquire new property and equipment and other additions of $2.61 million.

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

With respect to certain products, we purchase raw materials from suppliers, which is then used in the manufacturing of completed goods and sold back to the suppliers or by direct drop shipment to the supplier's customers. Some raw materials may be used in the manufacturing of products for other customers. We also (i) have the general inventory risk by taking title to all of the raw material purchased, (ii) establish the selling price for the finished product and, (iii) significantly change the raw materials into the finished product under our specifications and formulas. These factors among others, qualify us as the principal under the indicators set forth in EITF 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent. If the terms and substance of the arrangement change, such that we no longer qualify to report these transactions on a gross reporting basis, our net income and cash flows would not be affected. However, our sales and cost of sales would both be reduced by a similar amount.

Inventory

Our inventories are valued at the lower of cost or market determined on a first-in, first-out basis, and includes the cost of raw materials, labor and manufacturing overhead. We continually evaluate the carrying value of our inventories and when factors such as expiration dates and spoilage indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are disposed of and completely written off in the period incurred.

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Our principal financial instrument currently is a $21.0 million credit facility. At September 30, 2005, an approximately $6.97 million mortgage note payable and borrowings of $12.17 million under the line of credit was outstanding. Any obligations created under this credit facility incur interest calculated at our option at (i) LIBOR plus 1.5% per annum ("PA") for periods ranging in length from 3 to 36 months, or (ii) at the Bank's then fixed prime rate. At September 30, 2005, the interest rates on the borrowings ranged from 5.01% PA to 5.47% PA and the interest rate on the mortgage note payable was 5.19% PA.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

If our combined borrowings remained at the same amount as of September 30, 2005, for the remainder of our fiscal year, for every one percent change, upward or downward in our borrowing rate, we would incur or save approximately $48,000 per quarter. We are currently seeking to increase our borrowing facilities and will likely draw down additional funds primarily to purchase equipment for both facilities, as well as implement our business plan. This likely increase in our borrowings will increase our exposure to interest rate market risk. We are required to comply with certain financial covenants. At September 30, 2005, we were in default on certain covenants, for which we have received waivers from the bank. Further, the Bank reviews the credit facility annually. The credit lines are terminable by the Bank at any time as to undrawn amounts.

We do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the three month period ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

Our independent registered accounting firm Marcum & Kliegman, LLP ("MK"), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2005, MK had discovered conditions which they deemed to be significant deficiencies, (as defined by standards established by the Public Company Accounting Oversight Board) in our financial statement closing process. The significant deficiencies related to the performance of processes and procedures for the period end closing process and its review by internal accounting personnel. Management has informed MK and the Audit Committee of the Board of Directors that it will add additional personnel and modify its controls over the financial statement closing process to prevent reoccurrences of this deficiency and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate.

Management does not believe that the above significant deficiencies affected the results of the fiscal quarter ended June 30, 2005, or any prior period, nor the current fiscal quarter ended September 30, 2005.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 6. Exhibits

        Exhibits

21.1  List of Subsidiaries.

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include but are not limited to: the difficulty in predicting the timing and outcome of legal proceedings, the difficulty of predicting the timing of FDA approvals; court and FDA decisions on exclusivity periods; competitor's ability to extend exclusivity periods past initial patent terms; market and customer acceptance and demand for our pharmaceutical products; our ability to market our products; the successful integration of acquired businesses and products into our operations; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment; fluctuations in operating results, including spending for research and development and sales and marketing activities; and, other risks detailed from time-to-time in our filings with the SEC.

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


                                          INTERPHARM HOLDINGS, INC.
                                          (Registrant)


Date:  November 14, 2005
                                          By:  /s/ George Aronson
                                               ------------------
                                               George Aronson,
                                               Chief Financial Officer
                                               (Duly authorized to sign on
                                               behalf of registrant)

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

Exhibits

Number              Description

21.1  List of subsidiaries

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