Form 10QSB
period 2005-12-31
INTERPHARM HOLDINGS INC
filed 2006-02-14
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

                    |X| QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2005

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                                   ----------

                         Commission File Number 0-22710

                            INTERPHARM HOLDINGS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      13-3673965
-------------------------------------------------------------------------------
State or other jurisdiction of                              (I.R.S. Employer
corporation or organization)                             Identification Number)

75 Adams Avenue, Hauppauge, New York                             11788
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

                                 YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

   Large accelerated filer |_| Accelerated filer|_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

                                 YES |_| NO |X|

As of the close of business on February 10, 2006, there were 32,463,607 shares of the Registrant's $0.01 par value per share Common Stock outstanding.

                            INTERPHARM HOLDINGS, INC.


TABLE OF CONTENTS


PART I     Financial Information                                           Page

Item 1. Financial Statements & Notes ......................................1-19
Item 2. Managements Discussion & Analysis of
        Financial Condition and Results of Operations.....................20-28

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........28

Item 4. Controls and Procedures..............................................28


PART II    ther Information Required in Report

Item 4.......................................................................30

Item 6.......................................................................30

Forward Looking Statements and Associated Risks..............................31

Signatures Page..............................................................32

Exhibits/Certifications...................................................33-36

            See Notes To Condensed Consolidated Financial Statements.


                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                        (In thousands, except share data)

                                                          ASSETS
                                                                                     December 31,      June 30,
                                                                                         2005            2005
                                                                                     ------------    ------------
CURRENT ASSETS                                                                        (Unaudited)
--------------
  Cash and cash equivalents                                                          $      6,394    $        537
  Accounts receivable, net                                                                  7,046           7,664
  Inventories                                                                               9,344           8,941
  Prepaid expenses and other current assets                                                 1,479           1,156
  Deferred tax assets                                                                          87              87
                                                                                     ------------    ------------

       Total Current Assets                                                                24,350          18,385

  Land, building and equipment, net                                                        26,632          21,872
  Deferred tax assets                                                                       4,228           4,326
  Investment in APR, LLC                                                                    1,022           1,022
  Deposits                                                                                    161             785
                                                                                     ------------    ------------

   TOTAL ASSETS                                                                      $     56,393    $     46,390
                                                                                     ============    ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                               $      6,561    $     10,340
  Accounts payable, accrued expenses and other liabilities                                 10,580           6,233
  Deferred revenue                                                                          1,637              --
                                                                                     ------------    ------------
       Total Current Liabilities                                                           18,778          16,573

OTHER LIABILITIES
  Long-term debt, less current maturities                                                  14,029           6,691
  Other liabilities                                                                            --              15
                                                                                     ------------    ------------

       TOTAL LIABILITIES                                                                   32,807          23,279
                                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized; issued and outstanding -
   6,608,233; aggregate liquidation preference
   of $5,483,095                                                                              343             343
  Common stock, $0.01 par value, 70,000,000 shares  authorized;
    shares issued - 32,463,607 at December 31, 2005 and 32,338,607
    at June 30, 2005                                                                          325             324
  Additional paid-in capital                                                               21,832          19,104
  Stock subscription receivable                                                              (112)             --
  Unearned compensation                                                                    (2,180)             --
  Retained earnings                                                                         3,378           3,340
                                                                                     ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY                                                          23,586          23,111
                                                                                     ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     56,393    $     46,390
                                                                                     ============    ============

           See Notes to Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                      (In thousands, except per share data)

                                                                                  Three Months Ended         Six Months Ended
                                                                                      December 31,             December 31,
                                                                               ---------------------------------------------------
                                                                                 2005          2004         2005          2004
                                                                               ----------    ----------   ----------    ----------
SALES, Net                                                                     $   16,213    $    8,838   $   30,760    $   17,891

COST OF SALES (including related party rent expense of $102 and $204 for the three and six months ended December 31, 2005 and 2004,
respectively)                                                                      11,034         6,245       21,597        13,358
                                                                               ----------    ----------   ----------    ----------

       GROSS PROFIT                                                                 5,179         2,593        9,163         4,533
                                                                               ----------    ----------   ----------    ----------

OPERATING EXPENSES
  Selling, general and administrative                                               2,201         1,226        4,639         2,313
  Related party rent                                                                   18            18           36            36
  Research and development                                                          1,885           364        4,031           539
                                                                               ----------    ----------   ----------    ----------

       TOTAL OPERATING EXPENSES                                                     4,104         1,608        8,706         2,888
                                                                               ----------    ----------   ----------    ----------

       OPERATING INCOME                                                             1,075           985          457         1,645
                                                                               ----------    ----------   ----------    ----------

OTHER INCOME (EXPENSE)
  Interest expense, net                                                               (99)           --         (190)           (3)
  Loss on disposal of fixed asset                                                      (7)           --           (7)           --
  Gain on sale of marketable securities                                                --             9           --             9
                                                                               ----------    ----------   ----------    ----------

          TOTAL OTHER INCOME (EXPENSE)                                               (106)            9         (197)            6
                                                                               ----------    ----------   ----------    ----------

          INCOME BEFORE INCOME TAXES                                                  969           994          260         1,651

PROVISION FOR INCOME TAXES                                                            360           369           98           612
                                                                               ----------    ----------   ----------    ----------

NET INCOME                                                                            609           625          162         1,039

INCOME ATTRIBUTABLE TO PREFERRED STOCKHOLDERS
                                                                                       67            79           90           146
                                                                               ----------    ----------   ----------    ----------

NET INCOME ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                                                           $      542    $      546   $       72    $      893
                                                                               ==========    ==========   ==========    ==========

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
  Basic earnings per share                                                     $     0.02    $     0.02   $     0.00    $     0.04
                                                                               ==========    ==========   ==========    ==========
  Diluted earnings per share                                                   $     0.01    $     0.01   $     0.00    $     0.01
                                                                               ==========    ==========   ==========    ==========

  Basic weighted average shares outstanding                                    32,463,607    24,967,190   32,463,607    24,967,178
  Diluted weighted average shares and equivalent shares
    outstanding                                                                67,554,471    67,981,462   67,400,750    67,978,433


           See Notes to Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                 (In thousands)

                                                                                                     Additional        Stock
                                              Preferred Stock                 Common Stock             Paid-In     Subscription
                                           Shares         Amount         Shares         Amount         Capital      Receivable
                                        ------------   ------------   ------------   ------------   ------------   ------------
BALANCE -  July 1, 2005                        6,608   $        343         32,339   $        324   $     19,104   $         --

Dividends Declared - Series A-1                   --             --             --             --             --             --

Fair value of unvested stock
  options upon adoption of FAS
  123 (R)                                         --             --             --             --          2,604             --


Amortization of unearned compensation             --             --             --             --             --             --

Common stock subscribed                           --             --            125              1            132           (133)

Collection on stock subscription
  receivable                                      --             --             --             --             --             21

Net income                                        --             --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------   ------------

BALANCE -  December 31, 2005                   6,608   $        343         32,464   $        325   $     21,840   $       (112)
                                        ============   ============   ============   ============   ============   ============

                                                                              Total
                                            Unearned       Retained       Stockholders'
                                          Compensation      Earnings         Equity
                                          ------------    ------------    ------------
BALANCE -  July 1, 2005                   $         --    $      3,340    $     23,111

Dividends Declared - Series A-1                     --            (124)           (124)

Fair value of unvested stock
  options upon adoption of FAS
  123 (R)                                       (2,604)             --              --


Amortization of unearned compensation              416              --             416

Common stock subscribed                             --              --              --

Collection on stock subscription
  receivable                                        --              --              21

Net income                                          --             162             162
                                          ------------    ------------    ------------

BALANCE -  December 31, 2005              $     (2,188)   $      3,378    $     23,586
                                          ============    ============    ============


           See Notes to Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                 (In thousands)


                                                    Three Months Ended          Six Months Ended
                                                        December 31,              December 31,
                                                  --------------------------------------------------
                                                     2005         2004          2005         2004
                                                  --------------------------------------------------
NET INCOME                                        $      609   $      625    $      162   $    1,039

OTHER COMPREHENSIVE LOSS
  Unrealized loss on marketable securities, net           --           (3)           --           --
                                                  ----------   ----------    ----------   ----------

TOTAL COMPREHENSIVE INCOME                        $      609   $      622    $      162   $    1,039
                                                  ==========   ==========    ==========   ==========


           See Notes to Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                 (In thousands)

                                                                    Six Months Ended
                                                                       December 31,
                                                                   2005            2004
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $        162    $      1,039
                                                               ------------    ------------
 Adjustment to reconcile net income to net
  cash provided by operating activities
   Gain on sale of marketable securities                                 --              (9)
   Loss on disposal of fixed asset                                        7              --
   Bad debt expense                                                      11
   Depreciation and amortization                                        685             557
   Vested options expense                                               416              --
   Deferred tax expense                                                  98             583
 Changes in operating assets and liabilities
    Accounts receivable                                                 608           1,007
    Inventories                                                        (403)         (1,746)
    Prepaid expenses and other current assets                          (323)           (170)
    Accounts payable, accrued expenses and other liabilities          4,373            (572)
    Deferred revenue                                                  1,637              --
                                                               ------------    ------------

TOTAL ADJUSTMENTS                                                     7,109            (350)
                                                               ------------    ------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                        7,271             689
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of building and equipment                                (4,589)         (3,142)
  Deposits                                                             (111)           (576)
                                                               ------------    ------------

        NET CASH USED IN INVESTING ACTIVITIES                        (4,700)         (3,718)
                                                               ------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank line of credit                                       --            (425)
  Proceeds from long-term debt                                        3,630           1,500
  Payment of Series A-1 dividends                                      (165)           (179)
  Collections on stock subscription receivable                           21              --
  Repayments of long-term debt                                         (200)           (154)
                                                               ------------    ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,286             742
                                                               ------------    ------------

  NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS               5,857          (2,287)

  CASH AND CASH EQUIVALENTS - Beginning                                 537           2,885
                                                               ------------    ------------

  CASH AND CASH EQUIVALENTS - Ending                           $      6,394    $        598
                                                               ============    ============

            See Notes To Condensed Consolidated Financial Statements.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                 (In thousands)


                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                          2005           2004
                                                                                      ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the periods for:
    Interest                                                                          $        160   $        105
                                                                                      ============   ============
    Income taxes                                                                      $         --   $         31
                                                                                      ============   ============

    Non-Cash Investing or Financing Transactions:
       Conversion of Series C preferred stock to common stock                         $         --   $          2
                                                                                      ============   ============
       Issuance of common stock in exchange for subscription receivable               $        133   $         --
                                                                                      ============   ============
       Acquisition of machinery and equipment in exchange for capital lease payable   $        128   $         --
                                                                                      ============   ============
      Reclassification of equipment deposits to building and equipment                $        735   $         --
                                                                                      ============   ============
      Declaration of preferred dividends                                              $        124   $        179
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

            These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2005.


NOTE 2 -    Summary of Significant Accounting Policies

            Nature of Business

            Interpharm Holdings, Inc., through its wholly-owned subsidiary, Interpharm, Inc. ("Interpharm, Inc."), is in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products for wholesale distribution throughout the United States. The majority of the Company's sales have been derived from sales of Ibuprofen tablets in both over-the-counter and prescription strength.

            Earnings Per Share

            Basic earnings per share ("EPS") of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net income for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks. In accordance with Emerging Issues Task Force ("EITF") Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," in periods when there is a net income, the Company uses the two-class method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method is used to calculate the effect of the participating Series K on diluted EPS. In periods when there is a net loss, the effect of the participating Series K is excluded from both basic and diluted EPS.

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

            The Company capitalized approximately $320,000 during the six month period ended December 31, 2005 in connection with its capital improvements to the Brookhaven, NY facility.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

            Stock Based Compensation

            Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(Revised 2004), "Share-Based Payment," ("SFAS 123(R)"), using the modified-prospective-transition method. As a result, the Company's net income before taxes for the six months ended December 31, 2005 is $416,000 lower than if it had continued to account for share-based compensation under Accounting Principles Board ("APB") opinion No. 25.

            Prior to July 1, 2005, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB 25 for certain options granted to non employees of the Company based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock).

            Three and six months ended December 31, 2004

            As was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25." No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation: (in thousands, except for per share data)

                                             Three Months   Six Months
                                                Ended          Ended
                                             December 31,   December 31,
                                             ---------------------------
                                                 2004           2004
                                             ------------   ------------
Net income, as reported                      $        625   $      1,039

Less: Stock-based employee compensation
 expense determined under fair value-based
 method for all  awards, net of income tax            656          1,313
                                             ------------   ------------

Pro forma net loss                           $        (31)  $       (274)
                                             ============   ============


Basic net income (loss) per share
  As reported                                $       0.02   $       0.04
                                             ============   ============
  Pro forma                                  $         --   $      (0.01)
                                             ============   ============

Diluted net income (loss) per share
  As reported                                $       0.01   $       0.01
                                             ============   ============
  Pro forma                                  $         --   $      (0.01)
                                             ============   ============

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

            The fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 145% (2) risk-free interest rate of 4.25% and (3) expected average life of 10 years.

            Accounts Receivable

            Accounts receivables are comprised of amounts owed to the Company through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns and customer chargebacks. Allowances for doubtful accounts were $26,000 and $66,000 at December 31, 2005 and June 30, 2005, respectively. Allowances for sales returns were $86,000 and $0 at December 31, 2005 and June 30, 2005, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for customer chargebacks were $1,907,000 and $425,000 at December 31, 2005 and June 30, 2005, respectively. The Company sells some of its products indirectly to various government agencies referred to below as "indirect customers." The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

            Sales Incentives

            In the current year the Company has offered a sales incentive to one of its customers in the form of an incentive volume price adjustment. The Company accounts for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" ("EITF 01-9"). The terms of this volume based sales incentive require the customer to purchase a minimum quantity of the Company's products during a specified period of time. The incentive offered is based upon a fixed dollar amount per unit sold to the customer. The Company makes an estimate of the ultimate amount of the incentive the customer will earn based upon past history with the customer and other facts and circumstances. The Company has the ability to estimate this volume incentive price adjustment, as there does not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive is recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01- 9, the Company records the provision for this sales incentive when the related revenue is recognized. The accrual for sales incentives at December 31, 2005 was $1.6 million and reported as deferred revenue on the Company's balance sheet. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customer, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

            Reclassifications

            Certain reclassifications have been made to the unaudited condensed consolidated financial statements for the prior period in order to have it conform to the current period's classifications. These reclassifications have no effect on previously reported net income.

            Recently Issued Accounting Pronouncements

            New Accounting Pronouncements

            In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for the Company's fiscal year 2006. The adoption of SFAS No. 151 has had no material impact on the Company's condensed consolidated financial position, results of operations, or cash flows.

            In December 2004, the FASB issued SFAS No. 123 (R) amending SFAS No. 123, which, for the Company, became effective beginning the first quarter of fiscal 2006. SFAS No. 123 (R) requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS No. 123 (R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123 (R) has had no effect on the Company's condensed consolidated cash flows, but impacts its results of operations.

            In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.

            Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have an effect on the Company's condensed consolidated financial position or results of operations.

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 will have a material effect on its condensed consolidated financial position or results of operations.

            In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
            improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's condensed consolidated financial position or results of operations.

            In September 2005, the FASB ratified the EITF's Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" (EITF 05-7"), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The statement will be effective for accounting modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-7 is not expected to have a material impact on the Company's condensed consolidated financial position or results of operations.

            In September 2005, the FASB ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF 05-8"), which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." The statement will be effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-8 is not expected to have a material impact on the Company's condensed consolidated financial position or results of operations.

            In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FAS 123(R)-3 provides that companies may elect to use a specified alternative method to calculate the historical pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123 (R). The option to use the alternative method is available regardless of whether SFAS No. 123 (R) was adopted using the modified prospective or modified retrospective application transition method, and whether it is has the ability to calculate its pool of excess tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123 (R). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123 (R). FAS 123(R)-3 became effective after November 10, 2005. The adoption of FAS 123(R)-3 is not expected to have a material impact on the Company's condensed consolidated financial position or results of operations.

            In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005 The Company adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on the Company's condensed consolidated financial position or results of operations.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 3 -    Inventories

       Inventories consist of the following: (in thousands)

                               December 31,     June 30,
                                   2005           2005
                               ------------   ------------
                                (Unaudited)
         Finished goods        $      1,103   $        721
         Work in process              5,039          5,539
         Raw materials                2,756          2,117
         Packaging materials            446            564
                               ------------   ------------

               Total           $      9,344   $      8,941
                               ============   ============


NOTE 4 -    Land, Building and Equipment

       Land, building and equipment consist of the following: (in thousands)

                                                                                                Estimated
                                                                December 31,     June 30,         Useful
                                                                    2005           2005           Lives
                                                                ------------   ------------     ----------
                                                                 (Unaudited)
         Land                                                   $      4,924   $      4,924
         Building, equipment and construction in progress (a)         14,081          9,314     7-20 Years
         Machinery and equipment                                       8,686          8,289      5-7 Years
         Furniture and fixtures                                          703            435        5 Years
         Leasehold improvements                                        2,970          2,950     5-15 Years
                                                                ------------   ------------
                                                                      31,364         25,912
         Less:  accumulated  depreciation and amortization             4,732          4,040
                                                                ------------   ------------
         Land, Building and Equipment, net                      $     26,632   $     21,872
                                                                ============   ============

(a) Not yet been placed into service and no depreciation expense has yet been recorded


NOTE 5 -Debt

       A summary of the outstanding long-term debt is as follows: (in thousands)

                                                                December 31,     June 30,
                                                                    2005           2005
                                                                ------------   ------------
                                                                (Unaudited)
          Advised credit facility                               $     13,600   $      9,970
          Mortgage note payable                                        6,876          7,061
          Capital lease                                                  117             --
                                                                ------------   ------------
                                                                      20,593         17,031

          Less: amount representing interest on capital lease              3             --
                                                                ------------   ------------

          Total long-term debt                                        20,590         17,031

          Less:  current maturities                                    6,561         10,340
                                                                ------------   ------------

          Long-term debt, less current maturities               $     14,029   $      6,691
                                                                ============   ============

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

      Bank Debt

      In March, 2004, the Company obtained a $21 million credit facility consisting of (i) a $7.4 million mortgage loan for the purchase of the Company's second manufacturing plant in Brookhaven, NY; (ii) $8.6 million of credit lines primarily to acquire new equipment and for renovations, and (iii) a $5 million general line of credit. Details of the facility were as follows:

      o The $7.4 million mortgage loan was to be repaid with 119 monthly principal installments of $31,000 commencing on August 1, 2004 with the balance due June 1, 2014.

      o Two advised secured credit lines aggregating $6.6 million primarily for acquisitions of equipment and for renovations of the Company's new Brookhaven, NY plant. The balance of the funds accessed through these credit lines would convert into fully amortizing 60 month term loans.

      o A $2.0 million advised non-revolving secured facility for equipment purchases. Each advance could not exceed 90% of the invoice amount of the new equipment and was convertible into fully amortizing 60 month term loans.

      o The $5.0 million advised secured line of credit was primarily for working capital and general corporate purposes.

      During fiscal 2005, the Company and the Bank informally agreed to consolidate the four credit lines into one advised credit line totaling $13.6 million. As a result, the $13.6 million of advances have not been allocated to each individual credit line. Since the Company and the Bank did not determine the amount of loans that were available to be converted into 60 month term loans, the $13.6 million of advances were classified as current.

      This credit facility was collateralized by substantially all assets of the Company. At the option of the Company, interest was calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. As of December 31, 2005, the annual interest rates on the advised credit lines which aggregated $13.6 million range from 5.47% to 5.95%. Interest on the mortgage loan was 5.94% per annum. The Bank reviews the new credit facility annually. The credit lines are terminable by the Bank at any time as to undrawn amounts. In addition, the Company is required to comply with certain financial covenants, and as of December 31, 2005, was in default of these financial covenants.

      On February 9, 2006, the Company entered into a new four-year financing arrangement with Wells Fargo Business Credit ("WFBC"). This financing agreement provides for a total credit facitlity of $41.5 million comprised of:

            o     $22.5 million revolving credit facility
            o     $12.0 million real estate term loan
            o     $3.5 million machinery and equipment (`M&E") term loan
            o     $3.5 million additional / future capital expenditure facility

      The revolving credit facility borrowing base will be calculated as (i) 85% of the Company's eligible accounts receivable plus the lessor of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory shall be capped at the lesser of 100% of the advance from accounts receivable or $9.0 million. The $12.0 million loan pertaining to the real estate in Brookhaven, NY shall be amortized over 180 months. The $3.5 million M&E term loan shall be amortized over 60 months. With respect to additional capital expenditures, the Company will be permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3.5million in borrowings amortized over 60 months.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

      The WFBC credit facility is collateralized by substantially all of the assets of the Company. In addition, the Company will be required to comply with certain financial covenants, as defined. The term of the credit facility shall be four years. The revolving credit facility and term loans will be repaid applying an interest factor of the prime rate less 0.5% or, at the Company's option, LIBOR plus 250 basis points. As relates to the real estate term loan, the Company has elected to fix the rate at 7.56% per annum by purchasing an interest rate SWAP contract. The agreement requires a lock-box arrangement. Additionally, the Company will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

      Under the terms of the WFBC agreement, three stockholders, all related to the Company's Chairman of the Board of Directors; one of whom is our Chief Operating Officer; have provided limited personal guarantees, and have pledged securities with a minimum aggregate value of $7.5 million as collateral to the credit facility. Further, the Company is required to raise a minimum of $7.0 million through the sale of equity or subordinated debt by June 30, 2006. The sharelolders pledges of marketable securities will be released by WFBC upon the Company achieving certain milestones.

      The funds made available through this facility paid down, in its entirety, the $21 million owed to the previous bank.

      In accordance with SFAS 6, "Classification of Short-Term Obligations Expected to Be Refinanced," the Company reclassified at December 31, 2005, certain current maturities of long -term debt owed to its previous lender as long-term based on ther terms of its new credit facility with WFBC.

      Capital Lease
      The Company has acquired equipment under a capital lease with annual interest at 3.26% that expires in April 2007. The asset and liability under the capital lease is recorded at the fair value of the asset. The cost of the asset included in machinery and equipment is $0.13 million for the six month period ended December 31, 2005. The asset is depreciated over its estimated useful life.


NOTE 6- Income Taxes

      At December 31, 2005, the Company has remaining Federal net operating loss carryforwards ("NOLs") of approximately $12.3 million and State NOLs of approximately $11.8 million both expiring at various times through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited to approximately $6.10 million of these NOL's in fiscal 2006, and utilization of $6.20 million of these NOL's is limited and becomes available after fiscal 2006. The limitations lapse at the rate of $2.7 million per year, through fiscal 2009. As of December 31, 2005, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company recorded a valuation allowance for approximately 30% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

      In calculating its tax provision for the six month period ended December 31, 2005, the Company applied an aggregate effective tax rate of approximately 37% thereby creating an approximate $0.10 million income tax expense and reduced its deferred tax asset by a like amount.

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 7- Earnings Per Share

      The calculations of basic and diluted EPS are as follows: (in thousands, except per share data)

                                                               Three Months Ended              Six Months Ended
                                                                   December 31,                   December 31,
                                                            ---------------------------------------------------------
                                                                2005           2004           2005           2004
                                                            ---------------------------------------------------------
 Numerator:
    Net income                                              $        609   $        625   $        162   $      1,039
    Less: Preferred stock  dividends                                  41             41             83             83
      Less: Net income attributable to Series K preferred
    stockholders                                                      26             38              7             63
                                                            ------------   ------------   ------------   ------------

Numerator for basic EPS                                              542            546             72            893

 Effect of dilutive securities:
   Net income attributable to Series K preferred
     Stockholders                                                     26             38              7             63
                                                            ------------   ------------   ------------   ------------
 Numerator for diluted EPS                                  $        568   $        584   $         79   $        956
                                                            ============   ============   ============   ============





 Denominator:
 Denominator for basic EPS weighted average
   shares outstanding                                         32,463,607     24,967,190     32,463,607     24,967,178

 Effect of dilutive securities:
   Convertible Series K  preferred  stock                     31,373,875     37,648,650     31,373,875     37,648,650
   Convertible Series A, B, C and J preferred stocks               7,398          7,402          7,398          7,402
   Stock options                                               3,709,591      5,358,220      3,555,870      5,355,203
                                                            ------------   ------------   ------------   ------------

 Denominator for diluted EPS                                  67,554,471     67,981,462     67,400,750     67,978,433
                                                            ============   ============   ============   ============

  Basic EPS                                                 $       0.02   $       0.02   $       0.00   $       0.04
                                                            ============   ============   ============   ============
  Diluted EPS                                               $       0.01   $       0.01   $       0.00   $       0.01
                                                            ============   ============   ============   ============

      As of December 31, 2005, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

         Common stock outstanding - December 31, 2005                       32,463,607

         Stock options and Warrants outstanding                             12,566,870
         Common stock issuable upon conversion of preferred stocks:
           Series A                                                              1,522
           Series A-1 (maximum contingent conversion) - (a)                  4,855,389
           Series B                                                                292
           Series C                                                              5,584
           Series K - (b)                                                   31,373,875
                                                                          ------------

                       Total - (c)                                          81,267,139
                                                                          ============

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

      (a) The Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

      (b) On June 4, 2006 and on each anniversary date thereon, through June 4, 2010, 292,913 Series K shares will automatically convert into 6,274,775 shares of the Company's common stock.

      (c) Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through December 31, 2011 (the end of the current vesting and conversion periods).

NOTE 8 - Equity Securities

      Common Stock and Stock Options

      On July 1, 2005, the Company entered into a common stock subscription agreement to sell 125,000 shares of the Company's common stock to an employee at a purchase price of $1.07 per share of common stock.

      In December, 2005, the Company issued, to an employee, 100,000 options, of which 50,000 are performance-based, and have an exercise price of $1.25. The options vest 20% June 30, 2006 and each subsequent June 30th through June 30, 2010.

      Preferred Stock
      In August 2005, the Board of Directors, declared a dividend of $41,381, in accordance with the terms set forth in the Series A-1 Cumulative Convertible Preferred Stock ("A-1 shares"). The A-1 shares have a cumulative annual dividend of $0.0341 per share. The declared dividend was cumulative through June 30, 2005. As of December 31, 2005 the Company's Board of Directors had not declared any dividend on the A-1 shares for the period July 1, 2005 through December 31, 2005. Such undeclared dividends amounted to approximately $82,000.


NOTE 9 - Economic Dependency

      Major Customers
      The Company had the following customer concentrations for the three and six month periods ended December 31, 2005 and 2004:

                             Sales - Percent of Revenue

                                 Three Months Ended                  Six Months Ended
                                    December 31,                       December 31,
                          ---------------------------------------------------------------------
                               2005              2004             2005              2004
                          ---------------------------------------------------------------------
      Customer "A"              17%               *                 *                *
      Customer "B"              15%               *                14%               *
      Customer "C"              13%               *                13%               *
      Customer "D"              10%              23%               10%              16%
      Customer "E"               *               23%                *               19%
      Customer "F"               *               21%                *               27%

            *     Sales to customer were less than 10%

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

                                   Accounts Receivable (in thousands)

                                                             December 31, 2005
                                                             -----------------

                Customer "A"                                         $1,566
                Customer "B"                                          1,213
                Customer "C"                                          1,123
                Customer "D"                                          2,356

      The Company complies with its supply agreement to sell various strengths of Ibuprofen, and commencing October 2005, various strengths of Naproxen, to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer "D" above.

      Major Suppliers

      For the three and six months ended December 31, 2005, the Company purchased materials from three suppliers totaling approximately 74% and 73% of purchases, respectively. For the three and six months ended December 31, 2004, the Company purchased materials from two suppliers totaling approximately 74% and 72% of purchases, respectively. At December 31, 2005 and 2004, aggregate amounts due to these suppliers included in accounts payable, were approximately $4.4 million and $2.1 million, respectively.


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

      Upon a change in control of the Company, as defined, and every three years thereafter, the annual rent will be adjusted to fair market value, as determined by an independent third party.

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

NOTE 10 - Related Party Transactions, continued

      The Board of Directors approved the purchases of Interests at a meeting held on February 15, 2005, based on an analysis and advice from an independent investment banking firm. Reid did not participate during the Company's deliberations on this matter. The Company is accounting for its investment in APR pursuant to the cost method of accounting.


NOTE 11 - Contingencies

      Litigation

      From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

      The testing, manufacturing and marketing of pharmaceutical products subject us to the risk of product liability claims. The Company believes that it maintains an adequate amount of product liability insurance, but no assurance can be given that such insurance will cover all existing and future claims or that it will be able to maintain existing coverage or obtain additional coverage at reasonable rates.

      Significant Contracts

      Tris Pharmaceuticals, Inc

      The Company entered into two agreements with Tris Pharma, Inc. ("Tris"). One of the agreements is for the development and licensing of twenty-five liquid generic products. According to the terms of the agreement for the liquid products, Tris is to develop and deliver the properties, specifications and formulations ("Technical Packages") necessary to effectuate a technology transfer to the Company for the twenty-five generic liquid pharmaceutical products. The Company will then utilize this information to obtain all necessary approvals and manufacture and market the products. Further, this agreement provides the Company with a perpetual license of all technology and components of the Technical Packages necessary to produce the liquid products that are the subject of the agreement. It also allows the Company the use of the technology for other products in exchange for an additional fee. In the event that Tris delivers twenty-five successful Technical Packages, of which there can be no assurance, the Company will pay Tris approximately $3,000,000. In accordance with the terms of this agreement, the Company will make payments as various milestones are achieved. In addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. The Company is entitled to offset the royalty payable to Tris each year, at an agreed upon rate, to recoup the development fees paid to Tris under the Liquids Agreement.

      According to the terms of the second agreement, as amended, for the solid dosage products ("solids"), the Company will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two softgel products. Further, the terms of this amendment will require the Company to pay to Tris $750,000, based upon various Tris milestone achievements. Some of products included in this agreement, as amended, may require the Company to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500,000 to Tris, whether or not regulatory approval is obtained for any of the solids products. The agreement for solids also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions. So long as Tris continues to provide evidence of its effort to develop the eight solid generic pharmaceutical products the Company is obligated to remit payments

                   INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES aggregating $3,750,000. Under this agreement, the Company has received two complete technical packages and two partial packages.

      For the three and six month periods ended December 31, 2005, the Company recorded as a research and development expense approximately $0.53 and $1.19 million, respectively, in connection with these agreements.

      Further, since inception, we have incurred approximately $2.59 million of research and development costs associated with the TRIS agreements.

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

As part of our ongoing expansion plan, we are in the process of transforming the Company into a full service generic products provider. During the six months ended December 31, 2005, we have made tremendous improvements in our infrastructure which we anticipate will have significant impact on our ability to implement our business plan. We recently began research and development operations at our new location in Brookhaven, New York and expect to begin manufacturing at the location in the summer of 2006. As a result, our physical facilities devoted to research and development in the United States has increased nearly five-fold. We have also invested significantly in research and development through the hiring of new personnel and capital expenditures. We are confident that we now have the proper infrastructure to achieve our objective of filing for a minimum of twenty five ANDAs from the period July 1, 2005 through June 30, 2007.

Our product development initiatives are focused primarily in the following six areas: female hormone products, scheduled narcotics, products requiring special release characteristics, liquid products, softgel products and products coming off patent. We have chosen some of these product areas because we possess existing core competencies, and because management believes that competition in these areas will be limited due to significant barriers to entry that we have previously overcome. For example, female hormone products require a dedicated and segregated facility with separate air handling and other equipment to avoid cross contamination. We have already built such a facility, have the necessary equipment and regulatory approval and are currently producing female hormone products. Scheduled narcotics require compliance with regulations governing their handling, storage, segregation, filing and record keeping which create a significant barrier to entry to the market for these products. We are already in compliance with these regulations and therefore, our product development strategy includes expanding this line of products to a full line of scheduled narcotics. In order for us to maximize our market share and gross margins for certain of these products, it will be necessary for us to be in a position to launch such products on the date of patent expiration and any applicable exclusivity periods. We believe that between our internal developments and those that we have outsourced to third parties, we will be in position to launch many of these products on their respective critical dates.

As we began to implement our business plan during the last six months of our fiscal year which ended June 30, 2005, we spent approximately $3.5 million on research and development, as compared to $0.50 million during the first half of such fiscal year and $0.50 million during our entire fiscal year ended June 30, 2004. During the six-month period ended December 31, 2005 we spent approximately $4.0 million on research and development. Now that we have expanded our capabilities in research and development to meet the requirements of our expansion plans, we will be required to spend on research and development at an even more accelerated pace than we have been spending over the past few quarters.

On February 9, 2006 we closed on a secured credit facility of up to $41.5 million with Wells Fargo Business Credit. We used approximately $21 million of the proceeds received from Wells Fargo to pay off our previous credit facility with our previous Bank. As part of the transaction, three stockholders, all related to our Chairman of the Board of Directors; one of whom is our Chief Operating Officer; have provided limited personal guarantees, and have pledged securities with a minimum aggregate value of $7.5 million as collateral. We believe the establishment of this new credit facility will enable us to fund our research and development commitments and help us to achieve our product development objectives.

Our improved sales for the first half of the current fiscal year are the result of the implementation of our new marketing strategy as part of our expansion plan. Our current marketing strategy focuses on obtaining a broader customer base and making more direct sales. With a broad customer base, we believe that we will be able to have a stable sales and production cycle for our products, as well as an easily accessible market for our new products. By making more direct sales, we believe that we can maximize value and profits by eliminating intermediaries as well as offer better customer service and improve and strengthen our customer relationships. In addition to creating sales for our new products, our marketing strategy has enabled us to broaden the customer base for our existing products thereby increasing revenue for such products. The combination of our new marketing strategy and our introduction of more profitable products has enabled us to increase gross margins to approximately 32% for the current quarter as compared to approximately 27% for the three month period ended September 30, 2005 and approximately 23% for the fiscal year ended June 30, 2005. We believe that as we continue implementation of our plan, we will realize higher gross margins than we have historically achieved.

Results of Operations
Summary

Our net sales of $16.2 million for the three month period ended December 31, 2005 were our highest net sales for any quarter in our history, surpassing the $14.5 million record of the previous quarter. During this fiscal year we began shipments of our female hormone therapy product which accounted for approximately $3.9 million of net sales, yielding nearly four times our historical average in gross profit percentage. Further, during the current quarter we launched Sulfamethoxazole - Trimethoprim in two strengths 400mg / 80mg commonly referred to as Bactrim(R) and 800mg / 160mg or commonly referred to as Bactrim-DS(R), ("Bactrim"), which, together, accounted for net sales of approximately $1.5 million.

As a result of our planned expansion, our overall expense structure during the three and six months ended December 31, 2005, increased by $2.50 million and $5.82 million, respectively, compared to the same periods in the prior year, primarily due to: (i) additional staffing and other costs associated with our second facility, (ii) increased research and development and (iii) increased selling, general and administrative expense, resulting in operating income of $1.08 million and $0.46 million, respectively.

Net sales by product: (in thousands)

                                    Three Months Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                         2005             % of              2004                 % of
                                         Sales            Sales            Sales                Sales
                                   ---------------------------------------------------------------------------
Ibuprofen                               $  8,906             55             $  5,532               63
Allopurinol & Atenolol                       555              3                1,884               21
Naproxen                                   1,588             10                  307                3
Female hormone product                     2,119             13                   -0-              -0-
Bactrim                                    1,480              9                   -0-              -0-
All Other Products                         1,565             10                1,115               13
                                       ---------                              ------
      Total                              $16,213                              $8,838
                                       =========                              ======

                                                 Six Months Ended December 31,
---------------------------------------------------------------------------------------------
                                        2005              % of             2004         % of
                                        Sales            Sales             Sales       Sales
                                  -----------------------------------------------------------
Ibuprofen                               $16,676            54              $11,703       65
Allopurinol & Atenolol                    2,257             7                3,201       18
Naproxen                                  3,397            11                  803        5
Female hormone product                    3,902            13                  -0-      -0-
Bactrim                                   1,480             5                  -0-      -0-
All Other Products                        3,048            10                2,184       12
                                        -------                            -------
          Total                         $30,760                            $17,891
                                        =======                            =======


As indicated in the tables above, our net sales increased $7.4 and $12.9 million when comparing the three and six month periods ended December 31, 2005 and 2004. Significant second quarter sales components include:

o For the three and six month periods ended December 31, 2005, net sales of Ibuprofen increased $3.37 million and $4.97 million, respectively, or 61.0% and 42.5%, respectively, due, in part to an expanded customer base, as well as improvements in production and packaging which enabled us to ship nearly all backorders. We believe sales of Ibuprofen should remain at approximately the current level for the balance of this fiscal year, however, there can be no assurance that this will occur.

o Both Allopurinol and Atenolol are manufactured for and shipped to one customer based on quantities ordered by that customer. When comparing net sales for three and six month periods ended December 31, 2005 and 2004 there was a decrease of $1.3 million and $0.94 million, respectively. As part of our plan to reduce dependency on sales from contract manufacturing arrangements, we anticipate revenue from these two products to diminish during the remainder of the current fiscal year. The manufacturing capacity gained from the planned reduction of these two products is being used for other products. Additionally, with respect to our agreements with United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc., we manufacture two other products which have nominal sales.

o As discussed in previous filings, through our marketing efforts, we have been successful in obtaining new customers for our products. As a result of these efforts, we were awarded a U.S. Government contract to supply Naproxen to various governmental agencies. The contract is for approximately $3.9 million for the twelve month period beginning September 22, 2005. As a result, our sales for Naproxen increased by $1.3 million in the current quarter compared to same quarter of the prior year and $2.59 million when comparing the six months ended December 31, 2005, to the same period last year. We believe that future net sales of Naproxen should remain at current sales level for the balance of the fiscal year, however there can be no assurance that this will occur.

o In accordance with the terms of a multi-year agreement to sell our female hormone therapy product, we recognized revenue of approximately $2.1 and $3.9 million during the three and six month periods ended December 31, 2005. Our customer has committed to purchase a minimum of $11.5 million during the first twelve months of the agreement, beginning August, 2005. This product generates a higher gross margin compared to our other products.

o During the three month period ended December 31, 2005, we made our initial shipments of Sulfamethoxozole -Trimethoprim, commonly known as Bactrim.

o Included in the caption, "all other products", for the six months ended December 31, 2005 and 2004, is $1.7 million and $0.67 million, respectively, of Hydrocodone-7.5 mg/Ibuprofen-200 mg, our generic version of Vicoprofen. We launched these products during the three month period ended December 31, 2004. As this product, and Reprexain(R), Hydrocodone -
      5.0 mg/Ibuprofen-200, are sold to, and marketed by, Watson Pharmaceuticals, Inc., it is difficult to project future sales. The results for the period reported include additional revenue derived from a profit sharing arrangement for these products.

Cost of Sales / Gross Profit

During the three and six month periods ended December 31, 2005, prices for raw materials remained relatively constant when compared to the prior year. While no assurance can be given, we believe that our raw material costs should continue at the present rates for the next several months. However, costs associated with packaging components have increased and are likely to continue at their present level for the foreseeable future. The remaining components of our cost of sales, primarily direct labor and overhead have, as a percentage of net sales, decreased during the three and six months ended December 31, 2005. However, we have increased costs associated with increased production and supervisory salaries, as well as hiring and training staff for our second facility, which we anticipate will be operational sometime in the summer of 2006. Additionally, we experienced increases in general overhead costs such as product liability insurance and utilities. We believe these higher costs will likely continue for the near future.

Our total gross profit percentage for the three months ended December 31, 2005 was 31.9%, an increase of 2.6 percentage points compared to 29.3% for the three months ended December 31, 2004. Our total gross profit percentage for the six months ended December 31, 2005 was 29.8%, an increase of 4.5 percentage points compared to 25.3% for the six months ended December 31, 2004. This increase is primarily the result of our two new products which we began shipping during this quarter, both of which generate higher gross profits than our traditional product line. As volume increases for these products throughout the year, we anticipate that our overall gross margin should increase, however, there can be no assurance that sales will increase or cost of sales will not increase disproportionately.

Research and Development Expenses

As described above, as part of our plan, during the three and six month periods ended December 31, 2005, we continued to take significant steps to expand our product line. For the three and six month periods ended December 31, 2005, we incurred research and development expenses of approximately $1.89 million and $4.03 million, respectively, as compared to approximately $0.36 million and $0.54 million, respectively for the same periods in the prior year.

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

The Tris agreements will allow us to bring in-house several specialized technologies which would otherwise not be available to us, and which can allow us to manufacture and sell more higher-margin and profitable products. During the three and six month periods ended December 31, 2005, we recorded as a research and development expense $0.53 million and $1.19 million, respectively, in connection with these agreements.

We currently anticipate filing over 25 ANDAs through June 30, 2007. If we are successful in our efforts we believe we could see sales from new products during fiscal 2006, however, there can be no assurance that these products or our second facility will obtain timely U.S. Food and Drug Administration ("FDA") approval.

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

Selling, general and administrative expenses increased approximately $0.98 million to approximately $2.20 million, or 13.6% of net sales during the three months ended December 31, 2005, from approximately $1.23 million or 13.9% of net sales, during the same period in 2004. The significant components of this increase are: salaries, including payroll taxes and benefits of $0.51 million, (primarily as a result of recently hired executive staffing and management, wage adjustments and related payroll taxes); commissions and freight costs of $0.11 million and $0.07 million, respectively, primarily due to increased sales. In accordance with SFAS 123 (R), we reported a non-cash expense of $0.20 million during the three month period ended December 31, 2005. Adoption of SFAS 123 (R) requires us to report a non-cash expense for the ratable portion of the fair value of employee stock option awards of unvested stock options over the remaining vesting period. Previously we elected to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting. We believe this level of selling, general and administrative expenses will remain throughout the fiscal year.

Selling, general and administrative expenses increased approximately $2.33 million to approximately $4.64 million, or 15.1% of net sales during the six months ended December 31, 2005, from approximately $2.31 million, or 12.9% of net sales, during the same period in 2004. The significant components of this increase are: salaries, including payroll taxes and benefits of $0.99 million; commissions and freight costs of $0.23 million and $0.13 million, respectively, legal, accounting and professional fees of $0.26 million and a non-cash expense of $0.42 million as a result of adoption of SFAS 123 (R).

Income Taxes

For the three and six month periods ended December 31, 2005 and 2004 we applied an effective tax rate of approximately 37%.


Liquidity and Capital Resources

We currently finance our operations and capital expenditures through cash flows from operations and bank loans. Net cash provided by operating activities for the six months ended December 31, 2005, was $7.27 million, compared to $0.69 million for the six months ended December 31, 2004. Significant factors comprising the cash provided in operating activities include: net income of $0.16 million, increases in accounts payable and accrued expenses payable of $4.37 million, an increase in deferred revenue of $1.64 million, a decrease of $0.61 million in accounts receivable, offset by increases in inventories and prepaid expenses and other current assets of $0.40 million and $0.32 million, respectively. The increase in accounts payable and accrued expenses payable are primarily attributable to increases in purchases due to greater sales volume as well as increased research and development costs. At December 31, 2005, we had $6.39 million in cash and cash equivalents, compared to $0.54 million at June 30, 2005. Additionally, we reported depreciation and amortization of $0.69 million. We also recognized a non cash charge of $0.42 million as a result of adoption of SFAS 123 (R). Other items affecting our net cash provided by operating activities aggregated $0.10 million.

Net cash provided by financing activities of $3.29 million for the six months ended December 31, 2005, was a result of drawing from the available lines of credit offset by the pay down of long term debt of $0.2 million. A component of our current plan is the completion of renovations to our second facility along with the installation of additional equipment for manufacturing, packaging and research and development. Accordingly, during the six month period ended December 31, 2005, our net cash used in investing activities of $4.70 million, net, was for new equipment and improvements.

It should be noted that as part of our business plan, during the three and six month periods ended December 31, 2005, we incurred $1.89 million and $4.03 million of research and development costs. We believe that , according to our business plan, our research and development costs will likely exceed this our current rate, for the forseeable future.

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

Bank Financing

On February 9, 2006, the Company entered into a new four-year financing arrangement with Wells Fargo Business Credit ("WFBC"). This new credit facility $41.5 million credt facility is comprised of:

            o     $22.5 million revolving credit facility
            o     $12.0 million real estate term loan
            o     $3.5 million machinery and equipment (M&E) term loan
            o     $3.5 million additional / future capital expenditure facility

The revolving credit facility borrowing base will be calculated as (i) 85% of our eligible accounts receivable plus the lessor of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory shall be capped at the lesser of 100% of the advance from accounts receivable or $9.0 million. The $12.0 million loan pertaining to the real estate in Brookhaven, NY shall be amortized over 180 months. The $3.5 million M&E term loan shall be amortized over 60 months. With respect to additional capital expenditures, we will be permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3.5 million in borrowings amortized over 60 months.

The WFBC credit facility is collateralized by substantially all of our assets. In addition, we will be required to comply with certain financial covenants, as defined. The term of the credit facility shall be four years. The revolving credit facility and term loans will be repaid applying an interest factor of the prime rate less 0.5% or, at our option, LIBOR plus 250 basis points. As relates to the real estate term loan, we have elected to fix the rate at 7.56% per annum by purchasing an interest rate SWAP contract. The agreement requires a lock-box arrangement. Additionally, we will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

Certain shareholders were required to pledge marketable securities aggregating $7.5 million. Further, the Company is required to raise a minimum of $7.0 million through the sale of equity or subordinated debt by June 30, 2006. The pledges of marketable securities will be released by WFBC upon us achieving certain milestones.

The funds made available through this facility paid down, in its entirety, the $21 million owed to the previous bank.

As previously disclosed, we entered into agreements with Tris for the development and delivery of over thirty new Technical Packages. The combined costs of these agreements could aggregate to $7.5 million of which we have paid $2.45 million as of December 31, 2005. The balance on one agreement of $2.75 million could be paid within three years. The second agreement has a balance of $1.8 million and is scheduled to be paid within two years.

We will have to spend a significant amount of money on research and development to continue our business plan. To obtain a portion of the necessary funds, as described above we completed the new $41.5 million credit facility. financing arrangement While we will continue to utilize this new facility the timing of our expansion plan will be dependent on our ability to raise additional capital through either new or additional debt financing or through an equity investment. As such, we have engaged an investment banking firm to assist us. If we are unable to obtain sufficient funds, we will have to either delay or scale back on our expansion plan. However, we do not believe our existing business would be materially adversely affected by such delay or scaling back of our expansion plan.

Accounts Receivable

Our accounts receivable at December 31, 2005, was $7.05 million compared to $7.66 million at June 30, 2005. While our net sales increased by approximately $4.86 million when comparing the three month periods ended December 31, 2005 and June 30, 2005, our collections improved significantly primarily as a result of new customer mix, as well as the timing of sales during those quarters.

Inventory

At December 31, 2005, our inventory was $9.34 million, an increase of $0.40 million from $8.94 million at June 30, 2005. The increase is primarily the result of a deliberate build-up of inventory in certain key products. As such, we believe the increase to be within acceptable limits of our current operating plan.

Accounts Payable and Accrued Expenses Payable

The accounts payable, accrued expenses and other liabilities increased by approximately $4.35 million at December 31, 2005, when compared to June 30, 2005. The increase is primarily attributable to increases in purchases due to greater sales volume as well as increased research and development costs. It should be noted that at December 31, 2005, we had $6.39 million in cash and cash equivalents, compared to $0.54 million at June 30, 2005. Further, the fluctuation in accounts payable and accrued expenses payable was partially a result to control overall cash outflows. We do not believe this course of action will have any material affect on our vendor relationships.

Cash and Cash Equivalents

Cash and cash equivalents increased during the six months ended December 31, 2005, by approximately $5.85 million from $0.54 million at June 30, 2005, to $6.39 million at December 31, 2005. Thus far this year we funded our business from bank borrowings and operations: bank borrowings - net $3.43 million; net cash provided by operations - $7.11 million. These were offset primarily through the use of cash to acquire new property and equipment and other additions of $4.70 million.


Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate judgments and estimates made, including those related to revenue recognition, inventories, income taxes and contingencies including litigation. We base our judgments and estimates on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact results of operations, financial condition and cash flows.

Revenue Recognition

Revenue from the sale of our products is recognized upon shipment of the product. Revenue is recorded net of provisions for rebates, charge-backs, discounts and returns, which are established at the time of sale. Estimates for rebates, charge-backs, and discounts are calculated based on actual experience and also cover chargebacks on sales to intermediary wholesale prime vendors for the supply of Ibuprofen and Naproxen to the Department of Veterans Affairs.

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

In accordance with the terms of a multi-year agreement to sell our female hormone therapy product, we recognized revenue of approximately $2.1 and $3.9 million during the three and six month periods ended December 31, 2005. Our customer has committed to purchase a minimum of $11.5 million during the first twelve months of the agreement, beginning August, 2005. This agreement contains a sales volume discount when purchases exceed the guaranteed minimum quantity. As such, in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", we recognize revenue based upon the average sales price as calculated based upon the total number of units forecasted from the customer to be purchased under the agreement, multiplied by the number of units shipped. In periods where the contract allows us to invoice the customer for amounts in excess of the average sales price, the excess dollar amount is recorded as deferred revenue. Likewise, in periods when the contract defines our invoice price to be below the average sales price, we reduce deferred revenue and recognize income for the difference. In addition, deferred revenue under this agreement may also be reversed into income in a period when it becomes evident that the customer will not purchase the required quantity of product necessary to take advantage of the estimated incentive.




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


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2005, our principal financial instrument was a $21.0 million credit facility, consisting of an approximately $6.86 million mortgage note payable and borrowings of $13.6 million under the line of credit was outstanding. Any obligations created under this credit facility incur interest calculated at our option at (i) LIBOR plus 1.5% per annum ("PA") for periods ranging in length from 3 to 36 months, or (ii) at the Bank's then fixed prime rate. At December 31, 2005, the interest rates on the borrowings ranged from 5.47% PA to 5.95% PA and the interest rate on the mortgage note payable was 5.94% PA.

If our combined borrowings remained at the same amount as of December 31, 2005, for the remainder of our fiscal year, for every one percent change, upward or downward in our borrowing rate, we would incur or save approximately $51,000 per quarter. Subsequent to December 31, 2005, we entered into a new credit facility with Wells Fargo Business Credit ("WFBC") which has a maximum borrowing of $41.5 million. A portion of the new facility completely repaid the $21.0 million owed on the facility which was in place at December 31, 2005. As part of the new facility, we obtained a $12 million term loan with a fixed annual rate of 7.56%. The remaining borrowing capacity within the new facility with WFBC will likely be used for such things as future research and development costs as well as purchase new equipment for both facilities. Any additional borrowings could effectively increase our exposure to interest rate market risk. We are required to comply with certain financial covenants.

As of December 31, 2005 we did not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. On February 9, 2006, as part of the bank financing agreement with WFBC, we have elected to fix the rate at 7.56% per annum on the real estate term loan by purchasing an interest rate SWAP contract.


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

At the conclusion of the six month period ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

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

Management does not believe that the above significant deficiencies materially affected the results of the fiscal quarter ended June 30, 2005, or any prior period, nor the current fiscal period ended December 31, 2005.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

                           PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its annual meeting of stockholders on December 16, 2005 at the offices of the American Stock Exchange. At the annual meeting, two proposals were voted on by the Company's stockholders: the election of directors and the ratification of the selection of the Company's auditors for the fiscal year ending June 30, 2006. The specific proposals, and results of the voting at the annual meeting are set forth below.

            1. The stockholders of the Company voted to elect six members to the Board of Directors to serve until their respective successors are elected. The results of the vote are:

                                         For           Against    Abstain
                                         ---           -------    -------
            Dr. Maganlal K. Sutaria      17,688,771    0          79,365
            David Reback                 17,714,362    0          53,774
            Stuart H. Benjamin           17,722,472    0          45,664
            Dr. Mark Goodman             17,717,235    0          50,901
            Kennith Johnson              17,717,235    0          50,901


            2. The stockholders also voted ratify and approve Marcum & Kliegman, LLP, as our independent public accountants, to audit our financial statements for the fiscal year ending June 30, 2006. The result of the vote was:

                                           For          Against   Abstain
                                           ---          -------   -------
                                           17,735,509   22,109    10,518


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





Date: February, 14, 2006

                                      By:   /s/ George Aronson
                                            ------------------
                                            George Aronson,
                                            Chief Financial Officer
                                            (Duly authorized to sign on behalf
                                            of registrant)

       Exhibits


       Number              Description


21.1  List of subsidiaries


                     Name of Subsidiary             Jurisdiction       Ownership Percentage
      ----------------------------------------- -------------------- -------------------------
      Interpharm, Inc.                                New York                 100%
      Micro Computer Store, Inc.                      New York                 100%
      Innovative Business Micros, Inc.                New York                 100%
      Logix Solutions, Inc.                           Colorado                  90%
      Saturn Chemical, LLC                            New York                 100%
      Interpharm Realty, LLC                          New York                 100%
      Interpharm Development Private, LTD              India                   100%


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