Form 10-Q
period 2006-03-31
INTERPHARM HOLDINGS INC
filed 2006-05-16
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 0-22710

INTERPHARM HOLDINGS, INC.
_________________________________
(Exact name of registrant as specified in its charter)

Delaware	13-3673965
State or other jurisdiction of	(I.R.S. Employer
corporation or organization)	Identification Number)

75 Adams Avenue, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

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

YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

YES ☐  NO ☒

As of the close of business on May 12, 2006, there were 32,463,607 shares of the Registrant's $0.01 par value per share Common Stock outstanding.

INTERPHARM HOLDINGS, INC.

TABLE OF CONTENTS

PART I	Financial Information	Page

Item 1.	Financial Statements & Notes	1-20

Item 2.	Managements Discussion & Analysis of Financial Condition and Results of Operations	21-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II	Other Information Required in Report

Item 6	Exhibits	31

Forward Looking Statements and Associated Risks		32

Signatures Page		33

Exhibits/Certifications		34-37

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
ASSETS

	March 31, 2006	June 30, 2005
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$254	$537
Accounts receivable, net	9,910	7,664
Inventories	9,287	8,941
Prepaid expenses and other current assets	1,791	1,156
Deferred tax assets	87	87
Total Current Assets	21,329	18,385
Land, building and equipment, net	28,289	21,872
Deferred tax assets	5,126	4,326
Investment in APR, LLC	1,022	1,022
Deposits	650	785
Deferred financing costs	274	--
TOTAL ASSETS	$56,690	$46,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$4,826	$10,340
Accounts payable, accrued expenses and other liabilities	12,822	6,233
Deferred revenue	2,296	--
Total Current Liabilities	19,944	16,573

OTHER LIABILITIES
Long-term debt, less current maturities	13,883	6,691
Other liabilities	199	15

TOTAL LIABILITIES	34,026	23,279

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized; issued and outstanding - 6,607,561 and 6,608,233 at March 31, 2006 and June 30, 2005, respectively; aggregate liquidation preference of $4,365,591 and $4,366,263 at March 31, 2006 and June 30, 2005, respectively	343	343
Common stock, $0.01 par value, 70,000,000 shares authorized; shares issued - 32,463,607 at March 31, 2006 and 32,338,607 at June 30, 2005	325	324
Additional paid-in capital	22,500	19,104
Stock subscription receivable	(112)	--
Accumulated other comprehensive loss	(12)	--
Unearned stock based compensation	(2,260)	--
Retained earnings	1,880	3,340

TOTAL STOCKHOLDERS’ EQUITY	22,664	23,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,690	$46,390

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

SALES, Net	$16,110	$10,670	$46,869	$28,561

COST OF SALES (including related party rent expense of $102 and $306 for the three and nine months ended March 31, 2006 and 2005, respectively)	12,111	8,398	33,708	21,755

GROSS PROFIT	3,999	2,272	13,161	6,806

OPERATING EXPENSES
Selling, general and administrative	3,263	1,580	7,901	3,893
Related party rent	18	18	54	54
Research and development	2,975	1,659	7,006	2,198

TOTAL OPERATING EXPENSES	6,256	3,257	14,961	6,145

OPERATING (LOSS) INCOME	(2,257)	(985)	(1,800)	661

OTHER (EXPENSE) INCOME
Interest expense, net	(170)	(22)	(359)	(25)
Gain (loss) on disposal of fixed assets	2	--	(5)	--
Gain on sale of marketable securities	--	--	--	9

TOTAL OTHER EXPENSE	(168)	(22)	(364)	(16)

(LOSS) INCOME BEFORE INCOME TAXES	(2,425)	(1,007)	(2,164)	645

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(926)	(373)	(828)	240

NET (LOSS) INCOME	(1,499)	(634)	(1,336)	405

INCOME ATTRIBUTABLE TO PREFERRED STOCKHOLDERS	98	41	181	143

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,597)	$(675)	$(1,517)	$262

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic (loss) earnings per share	$(0.05)	$(0.03)	$(0.05)	$0.01
Diluted (loss) earnings per share	$(0.05)	$(0.03)	$(0.05)	$0.00

Basic weighted average shares outstanding	32,464	24,967	32,423	24,967
Diluted weighted average shares and equivalent shares outstanding	32,464	24,967	32,423	67,702

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

					Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	Unearned Stock Based Compensation	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

BALANCE - July 1, 2005	6,608	$343	32,339	$324	$19,104	$--	$--	$--	$3,340	$23,111

Dividends Declared - Series A-1	--	--	--	--	--	--	--	--	(124)	(124)

Fair value of unvested stock options upon adoption of FAS 123 (R)	--	--	--	--	2,739	--	--	(2,739)	--	--

Fair value of stock options issued during the nine month period ended March 31, 2006	--	--	--	--	323	--	--	(323)	--	--

Modification of previously issued stock option award	--	--	--	--	202	--	--	(202)	--	--

Amortization of unearned stock based compensation	--	--	--	--	--	--	--	1,004	--	1,004

Common stock subscribed	--	--	125	1	132	(133)	--	--	--	--

Collections on stock subscription receivable	--	--	--	--	--	21	--	--	--	21

Change in fair value of interest rate swap	--	--	--	--	--	--	(12)	--	--	(12)

Net loss	--	--	--	--	--	--	--	--	(1,336)	(1,336)

BALANCE - March 31, 2006	6,608	$343	32,464	$325	$22,500	$(112)	$(12)	$(2,260)	$1,880	$22,664

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

NET (LOSS) INCOME	$(1,499)	$(634)	$(1,336)	$405

OTHER COMPREHENSIVE LOSS
Change in fair value of interest rate swap	(12)	--	(12)	--

TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,511)	$(634)	$(1,348)	$405

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,336)	$405
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Gain on sale of marketable securities	--	(9)
Loss on disposal of fixed asset	5	--
Bad debt expense	11
Depreciation and amortization	1,062	908
Amortization of unearned compensation	1,004	--
Deferred tax expense	(800)	210
Changes in operating assets and liabilities
Accounts receivable	(2,258)	337
Inventories	(346)	(3,064)
Prepaid expenses and other current assets	(635)	(85)
Accounts payable, accrued expenses and other liabilities	6,803	2,634
Deferred revenue	2,296	--
TOTAL ADJUSTMENTS	7,142	931

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,806	1,336

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building and equipment	(6,621)	(5,844)
Investment in APR, LLC	--	(773)
Deposits and other long-term assets	(604)	(96)

NET CASH USED IN INVESTING ACTIVITIES	(7,225)	(6,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank line of credit, net	(6,728)	(425)
Proceeds from long-term debt	8,654	5,970
Payment of Series A-1 preferred stock dividends	(165)	(179)
Collections on stock subscription receivable	21	--
Payment of deferred financing costs	(270)	--
Repayments of long-term debt	(376)	(246)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,136	5,120

NET DECREASE IN CASH AND CASH EQUIVALENTS	(283)	(257)

CASH AND CASH EQUIVALENTS - Beginning	537	2,885

CASH AND CASH EQUIVALENTS - Ending	$254	$2,628

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Nine Months Ended March 31,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$273	$201
Income taxes	$15	$31

Non-Cash Investing or Financing Transactions:
Conversion of Series C preferred stock to common stock	$--	$2
Issuance of common stock in exchange for subscription receivable	$133	$--
Acquisition of machinery and equipment in exchange for capital lease payable	$128	$--
Reclassification of equipment deposits to building and equipment	$771	$--
Declaration of Series A-1 preferred dividends	$124	$--
Repayment of debt with proceeds from new credit facility	$20,445	$--
Retirement of Treasury Stock	$--	$798
Change in fair value of interest rate swap	$12	$--

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 1 - Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its subsidiaries that are hereafter referred to as (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2005.

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business
Interpharm Holdings, Inc., through its wholly-owned subsidiary, Interpharm, Inc. (“Interpharm, Inc.”), is in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products for wholesale distribution throughout the United States. The majority of the Company’s sales have been derived from sales of Ibuprofen tablets in both over-the-counter and prescription strength.

Earnings Per Share
Basic earnings per share (“EPS”) of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net income for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share,” in periods when there is a net income, the Company uses the two-class method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method is used to calculate the effect of the participating Series K on diluted EPS. In periods when there is a net loss, the effect of the participating Series K is excluded from both basic and diluted EPS.

Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include deferred tax asset valuations, fair values of stock based compensation awards and inventory overhead costing estimates.

Capitalization of Interest and Other Costs
The Company capitalizes interest on borrowings and certain other direct costs during the active construction period of major capital projects. Capitalized costs are added to the cost of the underlying assets and will be depreciated over the useful lives of the assets.

The Company capitalized interest approximating $517,000 during the nine month period ended March 31, 2006 in connection with its capital improvements to the Brookhaven, NY facility.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 2 - Summary of Significant Accounting Policies, continued

Stock Based Compensation
Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified-prospective-transition method. As a result, the Company’s net income before taxes for the nine months ended March 31, 2006 is $1,004,000 lower than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Prior to July 1, 2005, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB No. 25 for certain options granted to non employees of the Company based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock).

Three and nine months ended March 31, 2005
As was permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.” No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation: (in thousands, except for per share data)

	Three Months Ended March 31,	Nine Months Ended March 31,
	2005	2005
Net (loss) income, as reported	$(634)	$405

Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of income tax	9,270	10,583

Pro forma net loss	$(9,904)	$(10,178)

Basic net (loss) income per share
As reported	$(0.03)	$0.01
Pro forma	$(0.40)	$(0.40)

Diluted net (loss) income per share
As reported	$(0.03)	$0.00
Pro forma	$(0.40)	$(0.40)

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 2 - Summary of Significant Accounting Policies, continued

For the three and nine months ended March 31, 2005, the fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 106% to 131% (2) risk-free interest rate ranging from 4.25% to 5.58% and (3) expected average lives of 10 years.

Accounts Receivable

Accounts receivable are comprised of amounts owed to the Company through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns and customer chargebacks. Allowances for doubtful accounts were $26,000 and $66,000 at March 31, 2006 and June 30, 2005, respectively. Allowances for sales returns were $86,000 and $0 at March 31, 2006 and June 30, 2005, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for customer chargebacks were $1,910,000 and $425,000 at March 31, 2006 and June 30, 2005, respectively. The Company sells some of its products indirectly to various government agencies referred to below as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

Sales Incentives

In the current year the Company has offered a sales incentive to one of its customers in the form of an incentive volume price adjustment. The Company accounts for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). The terms of this volume based sales incentive require the customer to purchase a minimum quantity of the Company's products during a specified period of time. The incentive offered is based upon a fixed dollar amount per unit sold to the customer. The Company makes an estimate of the ultimate amount of the incentive the customer will earn based upon past history with the customer and other facts and circumstances. The Company has the ability to estimate this volume incentive price adjustment, as there does not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive is recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01- 9, the Company records the provision for this sales incentive when the related revenue is recognized. The accrual for sales incentives at March 31, 2006 was approximately $2.3 million and reported as deferred revenue on the Company’s balance sheet. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customer, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 2 - Summary of Significant Accounting Policies, continued

Reclassifications

Certain reclassifications have been made to the unaudited condensed consolidated financial statements for the prior period in order to have them conform to the current period’s classifications. These reclassifications have no effect on previously reported net income.

Recently Issued Accounting Pronouncements

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for the Company’s fiscal year 2006. The adoption of SFAS No. 151 has had no material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (R) amending SFAS No. 123, which, for the Company, became effective beginning the first quarter of fiscal 2006. SFAS No. 123 (R) requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS No. 123 (R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123 (R) has had no effect on the Company’s condensed consolidated cash flows, but impacts its results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have an effect on the Company’s condensed consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 will have a material effect on its condensed consolidated financial position or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's condensed consolidated financial position or results of operations.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 2 - Summary of Significant Accounting Policies, continued

In September 2005, the FASB ratified the EITF’s Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (EITF 05-7”), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The statement will be effective for accounting modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-7 did not have a material impact on the Company's condensed consolidated financial position or results of operations.

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19." EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005 The Company adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on the Company's condensed consolidated financial position or results of operations.

In September 2005, the FASB ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”), which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The statement will be effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on the Company's condensed consolidated financial position or results of operations.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FAS 123(R)-3 provides that companies may elect to use a specified alternative method to calculate the historical pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123 (R). The option to use the alternative method is available regardless of whether SFAS No. 123 (R) was adopted using the modified prospective or modified retrospective application transition method, and whether it is has the ability to calculate its pool of excess tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123 (R). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123 (R). FAS 123(R)-3 became effective after November 10, 2005. The adoption of FAS 123(R)-3 did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155 ''Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140'' (''SFAS 155''). SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS No. 155 will have on its condensed consolidated results of operations and financial position.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 2 - Summary of Significant Accounting Policies, continued

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's condensed consolidated financial position and results of operations.

NOTE 3 - Inventories

Inventories consist of the following: (in thousands)

	March 31, 2006	June 30, 2005
	(Unaudited)
Finished goods	$912	$721
Work in process	4,952	5,539
Raw materials	3,050	2,117
Packaging materials	373	564

Total	$9,287	$8,941

NOTE 4 - Land, Building and Equipment

Land, building and equipment consist of the following: (in thousands)

	March 31, 2006	June 30, 2005	Estimated Useful Lives
	(Unaudited)
Land	$4,924	$4,924
Building, equipment and construction in progress (a)	15,635	9,314	7-20 Years
Machinery and equipment	8,907	8,289	5-7 Years
Furniture and fixtures	772	435	5 Years
Leasehold improvements	3,142	2,950	5-15 Years
	33,380	25,912
Less: accumulated depreciation and amortization	5,091	4,040
Land, Building and Equipment, net	$28,289	$21,872

(a)  Not yet been placed into service and no depreciation expense has yet been recorded

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 5 -Debt

A summary of the outstanding long-term debt is as follows: (in thousands)

	March 31, 2006	June 30, 2005
	(Unaudited)
Advised credit facility	$--	$9,970
Revolving credit facility	3,241	--
Real estate term loan	11,933	7,061
Machinery and equipment term loan	3,442	--
Capital lease	95	--
	18,711	17,031
Less: amount representing interest on capital lease	2	--
Total long-term debt	18,709	17,031

Less: current maturities	4,826	10,340

Long-term debt, less current maturities	$13,883	$6,691

Bank Debt
In March, 2004, the Company obtained a $21 million credit facility consisting of (i) a $7.4 million mortgage loan for the purchase of the Company's second manufacturing plant in Brookhaven, NY; (ii) $8.6 million of credit lines primarily to acquire new equipment and for renovations, and (iii) a $5 million general line of credit. During fiscal 2005, the Company and the Bank informally agreed to consolidate the credit lines into one advised credit line totaling $13.6 million. As a result, the $13.6 million of advances was not allocated to each individual credit line. Because the Company and the Bank did not determine the amount of loans that were available to be converted into 60 month term loans, the $13.6 million of advances were classified as current.

This credit facility was collateralized by substantially all assets of the Company. At the option of the Company, interest was calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate.

On February 9, 2006, the Company entered into a new four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provides for a total credit facility of $41.5 million comprised of:
•  $22.5 million revolving credit facility
•  $12.0 million real estate term loan
•  $ 3.5 million machinery and equipment (“M&E”) term loan
•  $ 3.5 million additional / future capital expenditure facility

The funds made available through this facility paid down, in its entirety, the $20.45 million owed on the previous credit facility.

The revolving credit facility borrowing base is calculated as (i) 85% of the Company’s eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9.0 million. The $12.0 million loan for the real estate in Brookhaven, NY is payable in equal monthly installments of $66,667 plus interest through February 2010 at which time the remaining principal balance is due. The $3.5 million M&E loan is payable in equal monthly installments of $58,333 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, the Company is permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3.5 million in borrowings amortized over 60 months.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 5 - Debt, continued

The WFBC credit facility is collateralized by substantially all of the assets of the Company. In addition, the Company will be required to comply with certain financial covenants, and as of March 31, 2006, the Company was in default of one covenant. Subsequent to March 31, 2006, this default has been cured by a modification to the covenant by an amendment to the WFBC credit facility. The revolving credit facility and term loans will bear interest at a rate of the prime rate less 0.5% or, at the Company’s option, LIBOR plus 250 basis points. At March 31, 2006, the interest rate on this debt was 7.25%. Pursuant to the requirements of the WFBC agreement, the Company has put in place a lock-box arrangement. The Company will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

With respect to the real estate term loan, the Company entered into an interest rate swap contract, whereby the Company pays a fixed rate of 7.56% per annum and while the original term is the prime rate less 0.5%. The swap matures in 2010. The swap is a Cash Flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swap and loan match, it is structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swap at March 31, 2006 was approximately $12,000.

Under the terms of the WFBC agreement, three stockholders, all related to the Company’s Chairman of the Board of Directors, one of whom is our Chief Operating Officer, have provided limited personal guarantees, and have pledged securities with a minimum aggregate value of $7.5 million as security for the credit facility. Further, the Company is required to raise a minimum of $7.0 million through the sale of equity or subordinated debt by June 30, 2006. The shareholders pledges of marketable securities will be released by WFBC upon the Company achieving certain milestones.

Capital Lease
The Company has acquired equipment under a capital lease with annual interest at 3.26% that expires in April 2007. The asset and liability under the capital lease is recorded at the fair value of the asset. The cost of the asset included in machinery and equipment is $0.13 million for the nine month period ended March 31, 2006. The asset is depreciated over its estimated useful life.

NOTE 6- Income Taxes

At March 31, 2006, the Company has remaining Federal net operating loss carryforwards (“NOLs”) of approximately $14.2 million and State NOLs of approximately $13.6 million both expiring at various times through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, future utilization of these NOLs will be limited. As of March 31, 2006, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company recorded a valuation allowance for approximately 30% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

In calculating its tax provision for the nine month period ended March 31, 2006, the Company applied an aggregate effective tax rate of approximately 38% thereby creating an approximate $0.80 million income tax benefit and increased its deferred tax asset by a like amount.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 7- Earnings Per Share

The calculations of basic and diluted EPS are as follows: (in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(1,499)	$(634)	$(1,336)	$405
Less: Preferred stock dividends	98	41	181	124
Less: Net income attributable to Series K preferred stockholders	N/A	N/A	N/A	19

Numerator for basic EPS	(1,597)	(675)	(1,517)	262

Effect of dilutive securities:
Net income attributable to Series K preferred stockholders	N/A	N/A	N/A	18
Numerator for diluted EPS	$(1,597)	$(675)	$(1,517)	$280

Denominator:
Denominator for basic EPS weighted average shares outstanding	32,464	24,967	32,423	24,967

Effect of dilutive securities:
Convertible Series K preferred stock	N/A	N/A	N/A	37,649
Convertible Series A, B, C and J preferred stocks	N/A	N/A	N/A	7
Stock options	N/A	N/A	N/A	5,079

Denominator for diluted EPS	32,464	24,967	32,423	67,702

Basic EPS	$(0.05)	$(0.03)	$(0.05)	$0.01
Diluted EPS	$(0.05)	$(0.03)	$(0.05)	$0.00

As of March 31, 2006, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

Common stock outstanding - March 31, 2006	32,463,607

Stock options and warrants outstanding	12,791,870
Common stock issuable upon conversion of preferred stocks:
Series A	15,222
Series A-1 (maximum contingent conversion) - (a)	4,855,389
Series B	292
Series C	5,571
Series K - (b)	31,373,875

Total - (c)	81,505,826

(a)	The Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 7- Earnings Per Share, continued

(b)	On June 4, 2006 and on each anniversary date thereon, through June 4, 2010, 292,913 Series K shares will automatically convert into 6,274,775 shares of the Company’s common stock.

(c)
Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through February 10, 2016 (the end of the current vesting and conversion periods).

The Company has received proxy statements from a majority of its shareholders to amend the Certificate of Incorporation of the Company and increase the number of authorized shares to an amount to be determined by the Company’s Chief Executive Officer.  The number of authorized shares will be increased to an amount of at least the number of common shares that would be outstanding upon exercise of all outstanding stock options, warrants and conversion of all preferred stocks.

NOTE 8 - Equity Securities

Common Stock, Stock Options and Stock Appreciation Rights

On July 1, 2005, the Company entered into a common stock subscription agreement to sell 125,000 shares of the Company’s common stock to an employee at a purchase price of $1.07 per share of common stock.

During the nine months ended March 31, 2006, the Company granted 332,500 options to purchase the Company’s common stock as follows:

•	100,000 performance-based options to employees having exercise prices ranging from $1.24 to $1.26 and which vest 25% June 30, 2006 and each subsequent June 30th through June 30, 2009;
•
225,000 non performance-based options to employees having an exercise prices ranging from $1.24 to $1.40 and which vest ratably over periods ranging from three to five years from December 31, 2005 to June 30, 2010;

•	7,500 fully-vested options to a former Director of the Company, having an exercise price of $1.64.

For the nine months ended March 31, 2006, the fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 73.42% to 74.51% (2) risk-free interest rate ranging from 4.34% to 4.77% and (3) expected average lives ranging from 1.5 years to 7.5 years.

Additionally, during the nine months ended March 31, 2006, the Company issued the following Stock Appreciation Rights (“SARs”) and modified a previous option to purchase the Company’s common stock as follows:

•
As consideration for past services provided by a executive officer of the Company who suddenly and tragically passed away, the Company’s board of directors modified a previous grant of 450,000 options, first by immediately vesting the unvested portion and secondly to extend the date upon which they can be exercised to March, 2009. As a result of this transaction, the Company recognized as expense approximately $316,000. The Company also granted 100,000 SARs exercisable at $1.55 and having a maximum cash value of $250,000 payable to the executive officers’ estate. The SARs are recorded at fair value and are marked to market at each reporting period. At March 31, 2006, the Company recognized $75,000 as expense. The SARs must be exercised between July 1, 2008 and December 31, 2008.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 8 - Equity Securities, continued

Subsequent to March 31, 2006, the Company issued 150,000 options to purchase the Company’s common stock to a consultant in settlement of certain accrued expenses. The fully vested options have an exercise price of $0.68 and must be exercised no later than April 7, 2007.

Preferred Stock

In August and December 2005, the Board of Directors, declared dividends of $41,381 and $82,762, respectively, in accordance with the terms set forth in the Series A-1 Cumulative Convertible Preferred Stock (“A-1 shares”). The A-1 shares have a cumulative annual dividend of $0.0341 per share. The declared dividends were cumulative through December 31, 2005. Cumulative declared and unpaid dividends through June 30, 2005 totaling $165,558 were paid in
December, 2005. As of March 31, 2006 the Company’s Board of Directors had not declared any dividend on the A-1 shares for the period January 1, 2006 through March 31, 2006. Such undeclared dividends amounted to $41,381.

In February 2006, the Company redeemed 672 shares of its Series C Convertible Preferred Stock (“Series C”) for a nominal amount. The Series C converts into common stock at 50 shares of Series C for one share of the Company’s common stock. The Company settled the transaction with cash in lieu of issuance of common stock.

The Company’s previous filings with the Securities and Exchange Commission stated that the dividend rate on the Company’s Series A Cumulative Convertible Preferred Stock (the “Series A”) were $0.10 per share per year.  Subsequent to the end of the quarter, the Company performed an analysis of its outstanding preferred stock and discovered that the dividend rate on the Series A is actually $10.00 per share per year.  There are currently 7,611 shares of Series A outstanding with accumulated dividends of approximately $837,000 which can only be paid when and if declared by the Company’s Board of Directors.  There is no present intention to declare or pay these dividends.

Subsequent to the date of this report, the Company expects it will conclude negotiations with the holder of a majority of the outstanding shares of Series A in order to make all Series A automatically convert into the Company’s common stock at the present conversion rate as determined under the Series A Certificate of Designations, Preferences and Rights.  The Company does not believe that the conversion of the Series A will be materially dilutive to the Company’s existing stockholders.

NOTE 9- 401k Plan

In January 2006, the Company initiated a pre-tax savings plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 100% of the employee pre-tax contributions, up to 3% of the employee’s compensation plus 50% of pre-tax contributions that exceed 3 % of compensation, but not to exceed 5% of compensation. The Company may also make profit-sharing contributions in its discretion which would be allocated among all eligible employees, whether or not they make contributions. Company contributions, were approximately $59,000 for the nine months ended March 31, 2006.

NOTE 10 - Economic Dependency

Major Customers
The Company had the following customer concentrations for the three and nine month periods ended March 31, 2006 and 2005:
Sales - Percent of Revenue

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Customer “A”	24%	*	14%	*
Customer “B”	15%	*	14%	*
Customer “C”	10%	*	12%	*
Customer “D”	*	28%	10%	23%
Customer “E”	*	18%	*	24%
Customer “F”	*	11%	*	14%

* Sales to customer were less than 10%

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 10 - Economic Dependency, continued

Accounts Receivable (in thousands)

March 31, 2006

Customer “A”	$2,242
Customer “B”	1,434
Customer “C”	2,228
Customer “D”	2,561

The Company complies with its supply agreement to sell various strengths of Ibuprofen, and commencing October 2005, various strengths of Naproxen, to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer “D” above.

Major Suppliers

For the three and nine months ended March 31, 2006, the Company purchased materials from three suppliers totaling approximately 67% and 71% of purchases, respectively. For the three and nine months ended March 31, 2005, the Company purchased materials from three suppliers totaling approximately 75% and 73% of purchases, respectively. At March 31, 2006 and 2005, aggregate amounts due to these suppliers included in accounts payable, were approximately $4.4 million and $3.8 million, respectively.

NOTE 11 - Related Party Transactions

Rents
The Company leases its business premises located in Hauppauge, New York, (“Premises”) from an entity owned by three stockholders, one of which is an officer of the Company, under a noncancelable lease expiring in October 2019, and is obligated to pay minimum annual rent of $480,000, plus property taxes, insurance, maintenance and other expenses related to the Premises. The Company believes that the aggregate lease costs for the premises are less than those for comparable facilities in the area.

Upon a change in control of the Company, as defined, and every three years thereafter, the annual rent will be adjusted to fair market value, as determined by an independent third party.

Investment in APR, LLC.
In February and April 2005, the Company purchased 5 Class A membership interests (“Interests”) from each of Cameron Reid (“Reid”), the Company’s Chief Executive Officer, and John Lomans (“Lomans”), who has no affiliation with the Company, for an aggregate purchase price of $1,022,500 (including costs of $22,500) of APR, LLC, a Delaware limited liability company primarily engaged in the development of complex bulk pharmaceutical products (“APR”). The purchases were made pursuant to separate Class A Membership Interest Purchase Agreements dated February 16, 2005 between the Company and Reid and Lomans (the “Purchase Agreements”). At the time of the purchases, Reid and Lomans owned all of the outstanding Class A membership interests of APR, which had, outstanding, 100 Class A membership interests and 100 Class B membership interests. As a result, the Company owns 10 of the 100 Class A membership Interests outstanding. The two classes of membership interests have different economic and voting rights, and the Class A members have the right to make most operational decisions. The Class B interests are held by one of the Company’s major customers and suppliers.

In accordance with the terms of the Purchase Agreements, the Company has granted to Reid and Lomans each a proxy to vote 5 of the Interests owned by the Company on all matters on which the holders of Interests may vote.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 11 - Related Party Transactions, continued

The Board of Directors approved the purchases of Interests at a meeting held on February 15, 2005, based on an analysis and advice from an independent investment banking firm. Reid did not participate during the Company’s deliberations on this matter. The Company is accounting for its investment in APR pursuant to the cost method of accounting.

NOTE 12 - Contingencies

Litigation

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

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

Significant Contracts

Tris Pharmaceuticals, Inc
The Company entered into two agreements with Tris Pharma, Inc. (“Tris”). One of the agreements is for the development and licensing of twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the Liquids Agreement, Tris is to develop and deliver the properties, specifications and formulations (“Technical Packages”) necessary to effectuate a technology transfer to the Company for the twenty-five generic liquid pharmaceutical products. The Company will then utilize this information to obtain all necessary approvals and manufacture and market the products. Further, the Liquids Agreement provides the Company with a perpetual license of all technology and components of the Technical Packages necessary to produce the liquid products that are the subject of the agreement. It also allows the Company the use of the technology for other products in exchange for an additional fee. In the event that Tris delivers twenty-five successful Technical Packages, of which there can be no assurance, the Company will pay Tris approximately $3,000,000. In accordance with the terms of this agreement, the Company will make payments as various milestones are achieved. In addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. The Company is entitled to offset the royalty payable to Tris each year, at an agreed upon rate, to recoup the development fees paid to Tris under the Liquids Agreement.

According to the terms of the second agreement, as amended, for the solid dosage products (“solids”), the Company will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two softgel products. Further, the terms of this amendment will require the Company to pay to Tris $750,000, based upon various Tris milestone achievements. Some of products included in this agreement, as amended, may require the Company to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500,000 to Tris, whether or not regulatory approval is obtained for any of the solids products. The agreement for solids also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTE 12 - Contingencies, continued

In April, 2006, the Company and Tris further amended the solids agreement. This second amendment requires Tris to deliver a Technical Package for one additional solid dosage product. Further, terms of this second amendment will require the Company to pay to Tris an additional $300,000 after it has paid the initial aggregate amounts associated with the original agreement.

For the three and nine month periods ended March 31, 2006, the Company recorded as a research and development expense approximately $0.40 and $1.59 million, respectively, in connection with these agreements. Further, since inception, we have incurred approximately $2.99 million of research and development costs associated with the Tris agreements of which the Company has paid $2.85 million as of March 31, 2006.

The combined costs of these agreements could aggregate up to $7.8 million. The balance on the liquid agreement of $2.75 million could be paid within three years if all milestones are reached. The balance on the solids agreement, as amended, of $2.2 million could be paid within two years if all milestones are reached.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products.

We currently manufacture and market 23 generic drug products, which represent various oral dosage strengths for 18 unique products. Of these, we hold 8 approved Abbreviated New Drug Applications ("ANDA") for 16 of these products. The remaining products are manufactured under an over-the-counter monograph or are drugs which do not otherwise require ANDAs.

We are continuing our expansion plan with the goal of transforming the Company into a full service generic drug products provider. During the nine months ended March 31, 2006, we executed our product development initiatives through increased research and development spending. We now have new products under development, for which we plan to file, or have already filed, an ANDA, in each of our targeted product areas: female hormone products, scheduled narcotics, products requiring special release characteristics, liquid products, softgel products and products coming off patent. We plan to file ANDAs for products in each of these areas.

As part of our expansion plan, we implemented a marketing strategy focused on broadening our customer base and increasing direct sales versus selling to wholesalers or distributors. Pursuant to our marketing strategy, during the quarter ended December 31, 2005, we launched Sulfamethoxazole and Trimethoprim (which is known as Bactrim) in two strengths which resulted in approximately $3.0 million in net sales through March 31, 2006.

On February 9, 2006, in order to support our expansion plan and attendant research and development spending, we closed on a secured credit facility of up to $41.5 million with Wells Fargo Business Credit. We used approximately $20.4 million of the proceeds received from Wells Fargo to pay off our previous credit facility with HSBC. As part of the transaction, three stockholders, each of whom is related to our Chairman of the Board of Directors, and one of whom is our Chief Operating Officer, have provided limited personal guarantees, and have pledged securities with a minimum aggregate value of $7.5 million as collateral. One of the requirements of the credit line is that we raise a minimum of $7.0 million through an offering of our equity by June 30, 2006. We are currently involved in active negotiations for a private offering of our equity to meet this requirement, as well as our needs under our expansion plan.

During the first six months of our fiscal year ending June 30, 2005, (July 1, 2004 through December 31, 2004), we spent approximately $0.5 million for research and development. In January 2005 we launched our current plan. During the first six month period in which the plan was in effect, (January 2005 through June 30, 2005), we spent approximately $3.5 million on research and development. During the nine-month period ended March 31, 2006, we spent over $7.0 million on research and development. We will continue to expand our capabilities and capacities in research and development to meet the requirements of our expansion plan. As such, we will spend additional funds on research and development at an increased rate than we have over the past few quarters.

During the nine months ended March 31, 2006, we filed 10 ANDAs. We believe our increased research and development spending, will enable us to file ANDAs at an increasing rate and anticipate exceeding our previous projection of 25 ANDAs for the period July 1, 2005 through June 30, 2007 though there is no assurance we will be able to do so.

Results of Operations —
Summary

Net sales of $16.1 million for the three month period ended March 31, 2006 fell just short of our record quarter of $16.2 million set last quarter. Net sales for the nine month period of $46.9 million surpassed net sales during the same nine month period last year by $18.3 million. During this fiscal year we began shipments of two new products: our female hormone therapy product which, for the year to date, has accounted for approximately $5.5 million of net sales, yielding nearly four times our historical average in gross profit percentage, and Sulfamethoxazole and Trimethoprim (which is known as Bactrim) in two strengths, 400mg / 80mg and 800mg / 160mg (“Bactrim”), which together, accounted for net sales of approximately $3.0 million.

As a result of our growth, our total operating expenses during the three and nine months ended March 31, 2006, increased $3.0 million and $8.8 million, respectively, compared to the same periods in the prior year.

Net sales by product: (in thousands)

	Three Months Ended March 31,
	2006 Sales	% of Sales	2005 Sales	% of Sales
Ibuprofen	$8,888	55	$6,188	58
Allopurinol & Atenolol	31	-0-	2,388	22
Naproxen	2,354	15	517	5
Female hormone product	1,569	10	-0-	-0-
Bactrim	1,496	9	-0-	-0-
All Other Products	1,772	11	1,577	15
Total	$16,110		$10,670

	Nine Months Ended March 31,
	2006 Sales	% of Sales	2005 Sales	% of Sales
Ibuprofen	$25,564	55	$17,891	62
Allopurinol & Atenolol	2,288	5	5,589	20
Naproxen	5,751	12	1,320	5
Female hormone product	5,471	12	-0-	-0-
Bactrim	2,976	6	-0-	-0-
All Other Products	4,819	10	3,761	13
Total	$46,869		$28,561

As indicated in the tables above, our net sales increased $5.4 and $18.3 million when comparing the three and nine month periods ended March 31, 2006 to the same periods in the prior year. Significant components include:

•
For the three and nine month periods ended March 31, 2006, net sales of Ibuprofen increased $2.7 million and $7.67 million, respectively, or 43.6% and 42.9%, respectively, due, in part to an expanded customer base, as well as improvements in production and packaging. We believe sales of Ibuprofen should remain at approximately the current level for the balance of this fiscal year, however, there can be no assurance that this will occur.

•
Both Allopurinol and Atenolol are manufactured for and shipped to one customer based on quantities ordered by that customer. When comparing net sales for three and nine month periods ended March 31, 2006 and 2005 there was a decrease of $2.36 million and $3.30 million, respectively. A component of our plan was to significantly reduce our dependency on sales from contract manufacturing arrangements. We anticipate that revenue derived from sales of these two products will continue to decrease during the remainder of the current fiscal year. The manufacturing capacity gained from the decrease in production of these two products is being used for other products. Additionally, with respect to our agreements with United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc., we manufacture two other products which have nominal sales.

•
As a result of our marketing initiatives, we have been successful in obtaining new customers for our products. As discussed in previous filings, we were awarded a U.S. Government contract to supply Naproxen to various governmental agencies. The contract is for approximately $3.9 million for the twelve month period beginning September 22, 2005. As a result, our sales for Naproxen increased by $1.84 million in the current quarter compared to same quarter of the prior year and $4.43 million when comparing the nine months ended March 31, 2006, to the same period in the last fiscal year. We believe that future net sales of Naproxen should remain at current sales level for the balance of the fiscal year, however there can be no assurance that this will occur.

•
As stated above, we began shipping a female hormone therapy product during this current fiscal year in accordance with the terms of a multi-year agreement. Revenue from this product, which is sold in two strengths to one customer, aggregated $1.57 million and $5.47 million during the three and nine month period ended March 31, 2006, respectively. This product generates a higher gross margin compared to our other products.

•
We made our initial shipments of Bactrim during the three month period ended December 31, 2005. This quarter we recognized $1.5 million and since inception, $3.0 million. There is no assurance this level of sales will continue.

•
A significant component of “all other products” is Hydrocodone-7.5 mg/Ibuprofen-200 mg, our generic version of Vicoprofen®. We launched this product during the three month period ended December 31, 2004. As this product, and Reprexain® (Hydrocodone - 5.0 mg/Ibuprofen-200 mg), are sold to and marketed by, Watson Pharmaceuticals, Inc., it is difficult to project future sales. The results for the periods reported include additional revenue derived from a profit sharing arrangement for these products.

Cost of Sales / Gross Profit

During the three and nine month periods ended March 31, 2006, prices of our raw materials, referred to as “active pharmaceutical ingredients,” (“API”) in general remained relatively constant when compared to the prior year. While no assurance can be given, we believe that our API costs should continue at the present rates for the next several months. However, costs associated with packaging components have increased and are likely to continue at their present level or possibly increase further in the foreseeable future. The remaining components of our cost of sales, primarily direct labor and overhead have, as a percentage of net sales, decreased slightly during the three and nine months ended March 31, 2006. However, we have incurred increased costs associated with increased production and supervisory salaries, as well as hiring and training staff for our second facility, which we anticipate will be operational sometime in 2006. Additionally, we experienced increases in general overhead costs such as product liability insurance, workers compensation insurance, medical benefits and utilities. We believe these higher costs will likely continue for the near future.

Our total gross profit percentage for the three months ended March 31, 2006 was 24.8%, an increase of 3.5 percentage points compared to 21.3% for the three months ended March 31, 2005. Our total gross profit percentage for the nine months ended March 31, 2006 was 28.1%, an increase of 4.3 percentage points compared to 23.8% for the nine months ended March 31, 2005. This increase is primarily the result of sales of our female hormone product and Bactrim, both of which generate higher gross profits than our traditional product line, offset slightly by higher costs of goods sold.

Gross margin percentage can fluctuate as a result of many factors, such as changes in our selling price or the cost of our API, as well as increases in cost of labor and general overhead. Fluctuations in our sales volume and product mix affect gross margin dollars. As part of our expansion plan, we are seeking to add new products with higher margins, however, there can be no assurance that sales will increase or cost of sales will not increase disproportionately.

Research and Development Expenses

As described above, as part of our plan, during the three and nine month periods ended March 31, 2006, we continued to take significant steps to expand of our product line. For the three and nine month periods ended March 31, 2006, we incurred research and development expenses of approximately $2.98 million and $7.01 million, respectively, as compared to approximately $1.66 million and $2.2 million, respectively for the same periods in the prior fiscal year.

Research and development expenses were primarily for wages and bioequivalence studies for new products currently in development materials and legal fees associated with our planned new product pipeline. We believe that research and development expenses, as a percentage of our net sales, will be substantially higher in the future as we seek to expand our product line.

The Company entered into two agreements with Tris Pharma, Inc. (“Tris”). One of the agreements is for the development and licensing of twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the Liquids Agreement, Tris is to develop and deliver the properties, specifications and formulations (“Technical Packages”) necessary to effectuate a technology transfer to the Company for the twenty-five generic liquid pharmaceutical products. The Company will then utilize this information to obtain all necessary approvals and manufacture and market the products. Further, the Liquids Agreement provides the Company with a perpetual license of all technology and components of the Technical Packages necessary to produce the liquid products that are the subject of the agreement. It also allows the Company the use of the technology for other products in exchange for an additional fee. In the event that Tris delivers twenty-five successful Technical Packages, of which there can be no assurance, the Company will pay Tris approximately $3,000,000. In accordance with the terms of this agreement, the Company will make payments as various milestones are achieved. In addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. The Company is entitled to offset the royalty payable to Tris each year, at an agreed upon rate, to recoup the development fees paid to Tris under the Liquids Agreement.

According to the terms of the second agreement, as amended, for the solid dosage products (“solids”), the Company will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two softgel products. Further, the terms of this amendment will require the Company to pay to Tris $750,000, based upon various Tris milestone achievements. Some of products included in this agreement, as amended, may require the Company to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500,000 to Tris, whether or not regulatory approval is obtained for any of the solids products. The agreement for solids also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

In April, 2006, the Company and Tris further amended the solids agreement. This second amendment requires Tris to deliver a Technical Package for one additional solid dosage product. Further, terms of this second amendment will require the Company to pay to Tris an additional $300,000 after it has paid the initial aggregate amounts associated to the original agreement.

For the three and nine month periods ended March 31, 2006, the Company recorded as a research and development expense approximately $0.40 and $1.59 million, respectively, in connection with these agreements. Further, since inception, we have incurred approximately $2.99 million of research and development costs associated with the Tris agreements.

During the nine months ended March 31, 2006, we filed 10 ANDAs. We believe that with our increased research and development spending, we will be able to file ANDAs at an increasing rate and anticipate exceeding our previous projection of twenty five ANDAs for the period July 1, 2005 through June 30, 2007.

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

During the three months ended March 31, 2006, selling, general and administrative expenses increased approximately $1.68 million to approximately $3.26 million, or 20.3% of net sales from approximately $1.58 million or 14.8% of net sales, during the same period in 2005. As consideration for past services provided by a deceased officer who had a central role in preparation and execution of our expansion plan, the Company’s board of directors modified a previous grant of 450,000 options by accelerating their vesting and by extending the date until which they can be exercised to March, 2009. The modification to the 450,000 stock option grant resulted in the one time recognition, during the quarter ended March 31, 2006, of a non-cash charge of approximately $0.32 million. We also granted 100,000 Stock Appreciation Rights (“SARs”) to the deceased officer’s estate, having a maximum cash value of $0.25 million. The expense related to the SARs are recorded at fair value and will be marked to market each reporting period with changes recorded as income or expense in the period will be marked to market. We recognized $0.08 million of expenses associated to the SARs during the quarter ended March 31, 2006. Additionally, we accrued $0.44 million for compensation associated with our obligation pursuant to the officer’s employment agreement. As a result of the foregoing, we recognized an aggregate of approximately $0.83 million of compensation expense during the three months ended March 31, 2006. Excluding the non-cash charge of $0.32 million discussed above, our adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) resulted in recognizing a non-cash charge of $0.27 million. Adoption of SFAS 123(R) requires us to report a non-cash expense for the ratable portion of the fair value of employee stock option awards of unvested stock options over the remaining vesting period. Previously we elected to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting. Another component of the increase in selling, general and administrative expenses was increased wages resulting from staffing requirements associated with our plan along with associated payroll taxes and benefits aggregating approximately $0.85 million. Other key items include: commissions and freight out as a result of higher sales, real estate taxes associated to the second facility and general insurance. We believe this level of selling, general and administrative expenses will remain throughout the fiscal year.

During the nine month period ended March 31, 2006 our selling, general and administrative expenses increased approximately $4.01 million to approximately $7.90 million, or 16.9% of net sales from approximately $3.89 million or 13.6% of net sales incurred during the nine month period ended March 31, 2005. Taking into consideration the information described above detailing the increases of $0.83 million which were recognized during for the three month period ended March 31, 2006, other significant components of this increase are: salaries, including payroll taxes and benefits of $1.83 million; commissions of $0.25 million and non-cash expenses of $0.69 million.

Income Taxes

For the three and nine month periods ended March 31, 2006 and 2005 we applied an effective tax rate of approximately 38%.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through cash flows from operations and bank loans. Net cash provided by operating activities for the nine months ended March 31, 2006, was $5.81 million, compared to $1.34 million for the nine months ended March 31, 2005. Significant factors comprising the cash provided in operating activities include: net loss of $1.34 million, increases in accounts payable and accrued expenses payable of $6.80 million, an increase in deferred revenue of $2.30 million, offset by decreases of $2.26 million in accounts receivable, $0.35 million in inventory and prepaid expenses and other current assets of $0.64 million. The increase in accounts payable accrued expenses and other payables are primarily attributable to increases in purchases due to greater sales volume as well as increased research and development costs. At March 31, 2006, we had $0.25 million in cash and cash equivalents, compared to $0.54 million at June 30, 2005. Additionally, we reported depreciation and amortization of $1.06 million. We also recognized a non cash charge of $1.00 million as a result of adoption of SFAS 123 (R). Other items affecting our net cash provided by operating activities aggregated decreases of $0.78 million.

Net cash provided by financing activities of $1.11 million for the nine months ended March 31, 2006, was a result of proceeds from a new credit facility offset by the payoff of the old credit facility, the pay down of long term debt of $0.38 million and the deferral of financing costs of $0.27 million. A component of our current plan is the completion of renovations to our second facility along with the installation of additional equipment for manufacturing, packaging and research and development. Accordingly, during the nine month period ended March 31, 2006, our net cash used in investing activities of $7.23 million, net, was for new equipment and improvements.

It should be noted that as part of our business plan, during the three and nine month periods ended March 31, 2006, we incurred $2.98 million and $7.01 million of research and development costs. We believe that, according to our business plan, our research and development costs will likely exceed this current rate, for the forseeable future.

Although we entered into a purchase agreement for land in Ahmedabad, India on which we planned to build a facility for research, development and manufacturing, we decided to focus our efforts in the United States at this time and are not currently pursuing our previous plan to build the Indian facility.  We are continuing development and capital investment in our new Brookhaven, NY facility which already houses some of our expanded research and development department and will also be used for manufacturing.  We believe the Brookhaven facility will be fully operational by the end of calendar 2006.

Bank Financing

On February 9, 2006, we entered into a new four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This new $41.5 million credt facility consists of:
•  $22.5 million revolving credit facility;
•  $12.0 million real estate term loan;
•  $ 3.5 million machinery and equipment (M&E) term loan; and
•  $ 3.5 million additional / future capital expenditure facility.

The funds made available through this facility paid down, in its entirety, the $20.45 million owed on the previous credit facility.

The revolving credit facility borrowing base is calculated as (i) 85% of our eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9.0 million. The $12.0 million loan for the real estate in Brookhaven, NY is payable in equal monthly installments of $66,667 plus interest through February 2010 at which time the remaining principal balance is due. The $3.5 million M&E loan is payable in equal monthly installments of $58,333 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, we are permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3.5 million in borrowings amortized over 60 months.

The WFBC credit facility is collateralized by substantially all of our assets. In addition, we are required to comply with certain financial covenants. The term of the credit facility is four years. The revolving credit facility and term loans will be repaid applying an interest factor of the prime rate less 0.5% or, at our option, LIBOR plus 250 basis points. We have elected to fix the rate of the real estate term loan at 7.56% per annum by purchasing an interest rate swap contract. Pursuant to the agreement, we have a lock-box arrangement. Additionally, we will incur a fee of 25 basis points per annum on any unused amounts of the credit facility.

Three of our shareholders, each of whom is related to the Chairman of our Board of Directors, and one of whom is our Chief Operating Officer, were required to pledge marketable securities aggregating $7.5 million. Further, we are required to raise a minimum of $7.0 million through the sale of equity or subordinated debt by June 30, 2006. The pledges of marketable securities will be released by WFBC upon us achieving certain milestones.

As set forth above, we entered into agreements with Tris for the development and delivery of over thirty new Technical Packages. The combined costs of these agreements could aggregate to $7.8 million of which we have paid $2.85 million as of March 31, 2006. The balance on the liquid agreement of $2.75 million could be paid within three years if all milestones are reached. The solids agreement, as amended, of $2.20 million could be paid within two years if all milestones are reached.

We will have to spend a significant amount of money on research and development to continue our business plan. To obtain a portion of the necessary funds, as described above we completed the new $41.5 million credit facility. While we will continue to utilize this new facility the timing of our expansion plan will be dependent on our ability to raise additional capital through either new or additional debt financing or through an equity investment. As such, we have engaged an investment banking firm to assist us and are actively negotiating to complete an equity investment. There can be no assurance that we will be able to complete such a transaction. If we are unable to obtain sufficient funds, we will have to either delay or scale back on our expansion plan and may be in default under our credit line.

Accounts Receivable

Our accounts receivable at March 31, 2006, was $9.91 million compared to $7.66 million at June 30, 2005. While our net sales increased by approximately $4.76 million when compared to the three month periods ended March 31, 2006 and June 30, 2005. The increase in our receivables is primarily due to the increase in our sales volume, change in our customer base and the difference in the timing of our sales during each quarter. As of March 31, 2006 only 1% of our receivables had aged greater than 90 days. We believe the quality of our accounts receivable is excellent, and as such we do not believe we have more than minimal exposure to bad debt expense.

Inventories

At March 31, 2006, the value of our inventory was $9.29 million, an increase of $0.35 million from $8.94 million at June 30, 2005.  The increase is primarily the result of a deliberate build-up of inventory in certain key products. We believe that the modest increase in our inventory is within acceptable limits of our current operating plan.

Accounts Payable, Accrued Expenses and Other Liabilities

Our accounts payable, accrued expenses and other current liabilities increased by approximately $6.60 million from June 30, 2005 to March 31, 2006. The increase is primarily attributable to increases in purchases of API due to greater sales volume as well as increased research and development costs. Additionally, the increase from June 2005 to March 2006 is partially due to liabilities incurred in relation to fixed asset additions and construction in progress. Further, the fluctuation in accounts payable and accrued expenses payable was partially the result of controls over cash outflows. We do not believe our cash outflow controls will have any material affect on our vendor relationships.

Cash and Cash Equivalents

Cash and cash equivalents decreased during the nine months ended March 31, 2006, by approximately $0.29 million from $0.54 million at June 30, 2005, to $0.25 million at March 31, 2006. To date we funded our business from debt (net $1.55 million) and operations (net $5.81 million). These cash inflows were offset by cash expenditures of $7.22 million to acquire and make deposits on property and equipment, plus $0.43 million in financing activities.

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

With respect to certain products, we purchase raw materials from suppliers, which is then used in the manufacturing of completed goods and sold back to the suppliers or by direct drop shipment to the supplier's customers. Some raw materials may be used in the manufacturing of products for other customers. We also (i) have the general inventory risk by taking title to all of the raw material purchased, (ii) establish the selling price for the finished product and, (iii) significantly change the raw materials into the finished product under our specifications and formulas. These factors among others, qualify us as the principal under the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” If the terms and substance of the arrangement change, such that we no longer qualify to report these transactions on a gross reporting basis, our net income and cash flows would not be affected. However, our sales and cost of sales would both be reduced by a similar amount.

In accordance with the terms of a multi-year agreement to sell our female hormone therapy product, we recognized revenue of approximately $1.6 and $5.5 million during the three and nine month periods ended March 31, 2006.  Our customer has committed to purchase a minimum of $11.5 million during the first twelve months of the agreement, which began in August, 2005. This agreement contains a sales volume discount when purchases exceed the guaranteed minimum quantity.  As such, in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, we recognize revenue based upon the average sales price as calculated based upon the total number of units forecasted from the customer to be purchased under the agreement, multiplied by the number of units shipped.  In periods where the contract allows us to invoice the customer for amounts in excess of the average sales price, the excess dollar amount is recorded as deferred revenue.  Likewise, in periods when the contract defines our invoice price to be below the average sales price, we reduce deferred revenue and recognize income for the difference.  In addition, deferred revenue under this agreement may also be reversed into income in a period when it becomes evident that the customer will not purchase the required quantity of product necessary to take advantage of the estimated incentive.

Inventories

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2006, our principal financial instrument was a $41.5 million credit facility with Wells Fargo Business Credit (“WFBC”), consisting of:

•  $22.5 million revolving credit facility
•  $12.0 million real estate term loan
•  $3.5 million machinery and equipment term loan
•  $3.5 million additional / future capital expenditure facility

Each component of this credit facility bears interest at either (i) a rate of 0.5% below WFBC’s prime rate or, at our option, (ii) a rate of 2.5% above LIBOR. To limit our exposure to fluctuating interest rates, we entered into an interest rate swap agreement with WFBC to lock in the interest rate for the real estate term loan at 7.56%. At March 31, 2006, the interest rates on the revolving credit facility and the equipment term loan was 7.25% per annum.

If our combined borrowings remained at the same amount as of March 31, 2006, for the remainder of our fiscal year, for every one percent change, upward or downward in our borrowing rate, we would incur or save approximately $17,000 per quarter. The remaining borrowing capacity within the credit facility with WFBC will likely be used for such things as future research and development costs as well as the purchase of new equipment for our facilities. Any additional borrowings could effectively increase our exposure to interest rate market risk. In addition, we are required to comply with certain financial covenants.

Other than the rate swap agreement with WFBC described above, as of March 31, 2006 we did not use any other derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the nine month period ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

Our independent registered accounting firm Marcum & Kliegman, LLP (“MK”), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2005, MK had discovered conditions which they deemed to be significant deficiencies, (as defined by standards established by the Public Company Accounting Oversight Board) in our financial statement closing process. The significant deficiencies related to the performance of processes and procedures for the period end closing process and its review by internal accounting personnel. Management has informed MK and the Audit Committee of the Board of Directors that it will add additional personnel and modify its controls over the financial statement closing process to prevent reoccurrences of this deficiency and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate.

Management does not believe that the above significant deficiencies materially affected the results of the fiscal quarter ended June 30, 2005, or any prior period, nor any period included in the current nine month period ended March 31, 2006.

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

PART II – OTHER INFORMATION

Item 6.      Exhibits
Exhibits

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

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

INTERPHARM HOLDINGS, INC. (Registrant)

Date: May 15, 2006	By:	/s/ George Aronson
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