Form 10-K
period 2006-06-30
INTERPHARM HOLDINGS INC
filed 2006-09-28
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________
FORM 10-K
____________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22710

INTERPHARM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3673965
(State or other jurisdiction of corporation or organization)	(IRS. Employer Identification Number)

75 Adams Avenue Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (631) 952-0214

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
YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES ☐      NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
YES ☐      NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐      NO ☒

On December 31, 2005, the aggregate market value of the voting common equity of Interpharm Holdings, Inc., held by non-affiliates of the Registrant was $17,151,803 based on the closing price of $1.24 for such common stock on said date as reported by the American Stock Exchange.

On September 27, 2006, we had 64,609,554 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III (Items 10, 11, 12, and 14) is incorporated by reference to the Registrant's definitive proxy statement (the "2006 Proxy Statement") in connection with its 2006 annual meeting of stockholders, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ii

INTERPHARM HOLDINGS, INC.
Form 10-K
Fiscal Year Ended June 30, 2006

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

PART I

ITEM 1. - BUSINESS

Company History

Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") has been engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceuticals since 1984.

We currently make sales both under our own label and to wholesalers, distributors, repackagers, and other manufacturers which sell our products under their labels. We currently manufacture and market 23 generic products, which represent various oral dosage strengths for 11 unique products. Of these, we hold eight Abbreviated New Drug Applications ("ANDA") for sixteen of these products. The remaining products are manufactured under an over-the-counter monograph or are products which do not otherwise require ANDAs.

While we have, in the past, contract manufactured for other pharmaceutical companies, during the fiscal year ended June 30, 2006, we significantly decreased contract manufacturing to focus on expanding our business, diversifying our product mix and manufacturing and marketing higher margin products.

Our Business and Expansion Plan

In our current phase of expansion, we are continuing the process of transforming the Company into a full service generic pharmaceuticals provider and increasing our line of products, revenues and gross margins. During the fiscal year ended June 30, 2006, we have increased our revenues by $23.4 million over the prior year and $12.3 million of that growth is the result of the addition of new products to our line. During the fiscal year ended June 30, 2006, our gross margins were 27.5%, as compared to 22.7% during the prior year. This growth in gross margins was attributable principally to our addition of new and higher margin products to our line. We anticipate our trend of increasing gross margins to continue in fiscal 2007.

The most critical component of our expansion plan is the continued investment in research and development to continue to add new products to our product portfolio. Over the past two fiscal years, we have spent a total of $14.67 million on research and development with $10.67 million spent during the fiscal year ended June 30, 2006 and $3.67 million during the quarter ended June 30, 2006 alone. During the fiscal year ended June 30, 2006, we moved a majority of our research and development efforts to our new facility in Yaphank, New York, providing room for further expansion. During fiscal 2007, we anticipate further increases in research and development expenditures. While these increasing expenditures have resulted in net losses, and without them we are otherwise profitable, we believe that they will result in additional successful products, increasing revenues and profits in the future.

Another critical component of our plan is an emphasis on sales. During fiscal 2006, our sales and marketing personnel focused on increasing sales of our existing products and diversifying our customer base. These efforts have resulted in an $11.1 million increase in revenues from existing products for the fiscal year ended June 30, 2005. Our sales strategy is continuing to shift to a direct sales mode whereby we will independently market our products to a broad base of customers including, major chains, wholesalers, distributors, managed care entities and government agencies without relying on outside parties.

We are continuing to build our sales department with the recent addition of our first national account manager and a second anticipated to be added during the first half of fiscal 2007 with the goal of expanding sales and being able to accommodate the launch of new products. We have started to realize the benefits of our new marketing strategy through the recent launch of our female hormone products. With these launches, we have realized significantly higher gross margins than we have historically achieved. Additionally, with our launch of generic Bactrim®, we have been able to make sales to national accounts as well as expand our customer base. This strategy has provided us with added benefits to our existing product line in that we have been able to sell both ibuprofen and naproxen to some of these new accounts. As our product lines expand, we will continue to migrate sales from third parties to direct sales channels, enabling us to increase margins.

During the fiscal year ended June 30, 2006, we added numerous qualified and experienced industry personnel. During fiscal 2006, we increased our research and development staff to 35 employees. While we are continuing to hire qualified personnel and anticipate hiring additional research and development personnel in fiscal 2007, we believe that we now have the personnel necessary for critical developments that will continue to add to our new product launches.

During fiscal 2006, we produced a total of approximately 4.2 billion tablets. We are making further improvements to our efficiencies in manufacturing, which is our traditional strength, and are completing the buildout of our new facility in Yaphank, New York. We anticipate FDA inspection of our new facility to be completed by December 31, 2006 and plan to be operational at that time.

Our growth is dependent upon increased research and development expenditures. As such, in order to secure the funding to implement our plan, in February 2006, we entered into a new $41.5 million, four-year financing arrangement with Wells Fargo Business Credit. Additionally, in May 2006, we sold $10 million of our Series B-1 Convertible Preferred Stock.  Finally, on September 11, 2006, we completed the sale of $10 million of our Series C-1 Convertible Preferred Stock to supplement the Wells Fargo and Series B-1 Convertible Preferred Stock financing and provide the necessary capital to implement already identified projects that reach beyond the scope of our existing expansion plan.  The details of our credit line with Wells Fargo are set forth in our Current Report on Form 8-K filed with the SEC on February 15, 2006.  The details of sale of the Series B-1 Convertible Preferred Stock and Series C-1 Convertible Preferred Stock are set forth in Current Reports on Form 8-K filed with the SEC on June 2, 2006 and September 15, 2006, respectively.

Research and Development

During the fiscal year ended June 30, 2006, we filed 17 ANDAs and the FDA granted final marketing authorization for our metformin hydrochloride tablets USP, 500 mg, 850 mg and 1000 mg. Since June 30, 2006, we received the following seven approvals:

•	hydrocodone bitartrate and acetaminophen tablets USP, 5 mg / 500 mg;
•	hydrocodone bitartrate and acetaminophen tablets USP, 5 mg / 325 mg;
•	hydrocodone bitartrate and acetaminophen tablets USP, 10 mg / 325 mg;
•	hydrocodone bitartrate and acetaminophen tablets USP, 7.5 mg/ 500 mg;
•	hydrocodone bitartrate and acetaminophen tablets USP, 7.5 mg / 650 mg;
•	hydrocodone bitartrate and acetaminophen tablets USP, 7.5 mg / 750 mg, and
•	hydrocodone bitartrate and acetaminophen tablets USP, 10 mg / 650 mg.

We currently anticipate filing over 20 ANDAs during the fiscal year ending June 30, 2007. We continue to increase the pace of filings and anticipated approvals with the addition of research and development personnel and through our continuing collaboration with Tris Pharma, Inc. ("Tris") under our previously announced contracts.

Once our new facility is operational, we will begin making our new product ANDA filings from Yaphank. This move to our new facility substantially increases our physical facilities devoted to research and development enabling us to hire more research and development personnel and accommodate further planned increases in research and development hiring.

New product development continues to focus on the following six areas: Female Hormone Products, Scheduled Narcotic Products, Soft Gelatin Capsule Products, Liquid Products, Products Coming Off Patent and Special Release Products.

1.     Female Hormone Products

In August, 2005 we started shipping and selling our female hormone product pursuant to our agreement with Centrix Pharmaceutical, Inc., from which we derived $8.1 million in net sales through June 30, 2006. The manufacturing of the female hormone products requires a dedicated facility and equipment with special air handling that is segregated from other manufacturing facilities. These specialized requirements create significant barriers to entry. Because many companies do not invest the capital resources to develop such a facility that has the capability to ensure that there is no cross contamination within the manufacturing area for other products, competition remains limited.

We are configuring a portion of our Yaphank facility for female hormone products and oral contraceptives. We have begun work on a full line of oral contraceptive products currently targeting 17 products for development.

2.     Scheduled Narcotics

In August, 2006, we received seven approvals for the scheduled narcotics set forth above and we continue to manufacture hydrocodone bitartrate and ibuprofen tablets, 7.5 mg/200 mg. In addition to these products, additional filings in the scheduled product area, should increase to 15 the number of filings within the next fiscal year. Additional products already identified for future development will provide us with the opportunity to further build out this product line.

"Scheduled" narcotics are narcotic drugs with the potential for abuse as designated pursuant to the Controlled Substances Act (CSA), 21 U.S.C. §§ 801 et. seq. These products require special handling, tracking and record keeping, as well as strict adherence to other DEA regulations, and stringent oversight and inspection by the DEA.

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

3.     Liquid Products

Our agreement with Tris is for the development and licensing to us of up to 25 liquid products. The production of these products requires dedicated equipment, and competition in this area has historically been limited. We are currently negotiating a possible modification to the Tris liquids agreement which could outsource the manufacturing of these liquid products to Tris.

4.     Special Release Characteristics

We have a second agreement with Tris for the development of solid oral dosage products which have special release characteristics such as delayed release technology. We have already filed two ANDAs for these products under the Tris Agreement. Products such as these are often difficult to formulate, which results in limited competition and, therefore, creates an opportunity to derive greater profits. We believe that we will be able to capitalize on the technology that we will receive from Tris in that we should be able to use such technology to develop similar products in the future using our internal research and development team.

We anticipate filing three ANDAs for special release products by June 30, 2007, and we will continue to develop products in this area.

5.     Soft Gelatin Capsule Products

Like liquid products, softgel products require specialized equipment in a segregated area. As such, competition for softgel products is limited since many companies do not devote the capital resources to develop the infrastructure to develop these products. We have allocated the necessary space and infrastructure within our new facility in Yaphank for soft gel development and manufacturing. Specifically, we are developing two soft gel products that should enable us to file two ANDAs by June 30, 2007.

6.     Products Coming Off Patent

Over the next several years there are a large number of successful patented brand products for which the patents are due to expire. We have targeted a number of these products for development, manufacturing and sale.

We are confident that we have targeted products that will enable us to not only increase our revenues and gross margins per tablet, as we increase our efficiency and ability to produce more tablets, but to also move away from the commodity type products that we have historically manufactured. We have targeted products with a view towards revenue potential and our ability to achieve market share. We have been mindful of increasing the diversity of the products in our pipeline. We have targeted products in specific areas with the intent of providing a broad line of products within those areas. We believe that the diversity of our pipeline will, as we launch these products, be a significant factor which should increase our ability to attract customers and achieve market share.

Facilities

We currently have all of our manufacturing activities at our 100,000 square foot facility in Hauppauge, New York. In order to support our expansion, we are continuing to upgrade our physical infrastructure. The renovation of our 108,000 square foot facility located in Yaphank, N.Y. which includes an additional 16,000 square feet of mezzanine space is nearly complete and we have already moved most of our research and development activities there. With this new facility coming on line, we have put in place the necessary capacity and infrastructure to support production requirements for the foreseeable future.

Strategic Alliances

Tris Pharma, Inc.

On February 24, 2005, we entered into two agreements with Tris for the development and licensing of up to twenty-five immediate release liquid generic products and seven solid oral dosage generic pharmaceutical products (the "Solids Contract"). We subsequently amended the Solids Contract to include an additional solid oral dosage product and two soft gel products. In April, 2006, we entered into a second amendment to the Solids Contract to add one additional special release product. To date, we have filed two ANDAs for products developed under the Solids Contract.

Centrix Pharmaceutical, Inc.

As previously reported, effective in August, 2005, we commenced shipments pursuant to an agreement with Centrix whereby Centrix will have exclusive distribution rights in the United States to a female hormone product that is manufactured and supplied by Interpharm. Pursuant to its terms, the agreement became effective in August, 2005 when Interpharm commenced shipment of the product to Centrix. During fiscal 2006, we derived $8.1 million in net sales from the Centrix agreement.

Marketing Strategy

We have made significant progress on our marketing strategy since the implementation of our expansion plan. Our current marketing strategy focuses on offering an array of products within product categories that require distinct capabilities in manufacturing, facilities, regulatory or release technology. These limitations can be characterized by high initial capital expenditures, qualified personnel or specific technological capabilities. By selecting products within these higher barrier to entry product categories, we believe we can offer a unique breadth of products to the marketplace, further penetrate the direct sales channel and reach a larger customer base.

We believe that a broader customer base will enable us to achieve more stable sales and production cycles for both our existing products and new product launches. By making more direct sales, we believe that we can maximize value and profits by eliminating intermediaries as well as offer better customer service and stronger customer relationships.

We have started development on products in all of our five primary targeted product areas and are continuing to target and file ANDAs for products in our sixth area - products coming off patent and for which patents have expired. Each of these product areas was chosen because of the higher margins that are available and because we anticipate limited competition. Our progress to date in our targeted product areas is allowing us to move further towards our goals of having a full line to offer in each product area and further increasing gross margins and per tablet revenues. Our five primary targeted product areas are: Female Hormone Products, Scheduled Narcotic Products, Soft Gelatin Capsule Products, Special Release Characteristic Products and Liquid Products.

 Products:

The names of all of the products under the caption "Brand-Name Products" are registered trademarks. The holders of the registered trademarks are non-affiliated pharmaceutical manufacturers.

PRODUCT NAME	BRAND-NAME PRODUCTS

1. Acetaminophen, 500 mg White Tablets	Tylenol®

2. Acetaminophen, 500 mg White Caplets	Tylenol®

3. Acetaminophen, 325 mg White Tablets	Tylenol®

4. Ibuprofen, 200mg White Tablets	Advil®

5. Ibuprofen, 200mg Brown Tablets	Advil®

6. Ibuprofen, 200mg Orange Tablets	Motrin®

7. Ibuprofen, 200mg White Caplets	Advil®

8. Ibuprofen, 200mg Brown Caplets	Advil®

9. Ibuprofen, 200mg Orange Caplets	Motrin®

10. Ibuprofen, 400mg White Tablets	Motrin®

11. Ibuprofen, 600mg White Tablets	Motrin®

12. Ibuprofen, 800mg White Tablets	Motrin®

13. Isometheptene Mucate, Dichloralphenazone Acetaminophen, Red/Red Capsule, 65mg/100mg/325mg	Midrin®

14. Naproxen, 250mg White Tablets	Naprosyn®

15. Naproxen, 375mg White Tablets	Naprosyn®

16. Naproxen, 500mg White Tablets	Naprosyn®

17. Acetaminophen and Diphenhydramine HCl Tablets, 500 mg / 25 mg	Tylenol PM®

18. Hydrocodone Bitartrate and Ibuprofen Tablets, 7.5 mg / 200 mg	Vicoprofen®

19. Hydrocodone Bitartrate and Ibuprofen Tablets, 5 mg / 200 mg	Reprexain®

20. Sulfamethoxazole & Trimethoprim Tablets, 400 mg / 80 mg	Bactrim ®

21. Sulfamethoxazole & Trimethoprim Tablets, 800 mg / 160 mg	Bactrim DS ®

22. and 23. Female Hormone Products

Competition

The generic pharmaceutical industry is intensely competitive. The primary means of competition involve manufacturing capabilities and efficiencies, innovation and development, timely FDA approval, product quality, marketing, reputation, level of service, including the maintenance of sufficient inventory levels to assure timely delivery of products, product appearance and price. Often, price is the key factor in the generic pharmaceutical business. Therefore, to compete effectively and remain profitable, a generic drug manufacturer must manufacture its products in a cost effective manner. We believe that we maintain adequate levels of inventories to meet customer demand and have them readily available. We believe that our expansion and modernization of our facility, hiring of experienced personnel, including logistics and operations personnel, and implementation of quality control programs have improved our competitive position during fiscal 2006.

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

Brand-name companies also pursue other strategies to prevent or delay generic competition. These strategies may include: seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence, initiating legislative efforts in various states to limit the substitution of generic versions of certain types of brand-name pharmaceuticals, instituting legal action that automatically delays approval of an ANDA and may require certifications that the brand-name drug's patents are invalid or unenforceable, or introducing "second generation" products prior to the expiration of market exclusivity for the reference product, obtaining extensions of market exclusivity by conducting trials of brand-name drugs, persuading the FDA to withdraw the approval of brand-name drugs, for which the patents are about to expire, thus allowing the brand-name company to obtain new patented products serving as substitutes for the products withdrawn, or seeking to obtain new patents on drugs for which patent protection is about to expire.

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

Patents and Trademarks

We do not own any patents or registered trademarks.

Industry

The Generic Drug Market and Necessary Approvals

Pharmaceutical products in the United States are generally marketed as either "brand-name" or "generic" drugs. Brand-name products are drugs generally sold by the holder of the drug's patent or through an exclusive marketing arrangement. A company that receives approval for a new drug application ("NDA") from the U.S. Food and Drug Administration ("FDA"), usually the patent holder, has the exclusive right to produce and sell the drug for about 20 years from the date of filing of the patent application. This market exclusivity generally provides brand-name products the opportunity to build-up physician and customer loyalties.

Once a patent on a drug expires, a manufacturer can obtain FDA approval to market a "generic" version. A generic drug is therefore usually marketed after the patent on a brand drug expires. A generic product may be marketed prior to the brand product’s patent expiration if that patent is shown to be invalid or not infringed by the generic product.

The FDA requires that generic drugs have the same quality, strength, purity, identity and efficacy as brand-name drugs. While comparable to brand-name drugs, generic drugs are usually far less costly than brand-name drugs, resulting in substantial savings to consumers, healthcare providers and hospitals. These cost savings have resulted in sustained growth of the generic pharmaceutical industry in the United States. According to a CongressionalBudget Office study, "How Increased Competition from Generic Drugs has Affected Prices and Returns in the Pharmaceutical Industry," 1 in 1984, 19% of prescription drugs sold in the United States were generic. According to a Federal Trade Commission Study in July, 2002, "Generic Drug Entry Prior to Patent Expiration,"2 that figure reached more than 47%. Moreover, Generic Pharmaceutical Association statistics indicate that generic drug products were dispensed 56% of the time in 2005.

(See http://www.gphaonline.org/Content/NavigationMenu/AboutGenerics/Statistics/Statistics.htm, visited September 22, 2006.)

1.	available at HTTP://WWW.CBO.GOV/SHOWDOC.CFM?INDEX=655&SEQUENCE=0

2.	HTTP://WWW.FTC.GOV/OS/2002/07/GENERICDRUGSTUDY.PDF

Much of the growth of the generic pharmaceutical industry has been attributed to The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") which encourages generic competition. Before the Waxman-Hatch Act, generic drug manufacturers had to put their products through an approval process similar to that for the original approval for brand-name drugs. Waxman-Hatch created an accelerated approval process in which the generic manufacturer needs only to demonstrate to the FDA that the generic product is bioequivalent to the brand-name product through the filing of an abbreviated new drug application ("ANDA"). The ANDA may rely on information from the brand-name drug's application with the FDA.

On June 12, 2003, the FDA announced new regulations and procedures to improve implementation of the Waxman-Hatch Act. The new regulations and procedures are aimed at reducing the time it takes to bring generic drugs to the market and expanding educational programs to assist health care practitioners and consumers to get accurate information about the availability of generic drugs. The FDA has estimated that the new regulations and procedures will reduce the typical time for generic drug approvals by three months or more during the three to five year period following implementation and will save consumers approximately $35 billion over 10 years.

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

The ANDA process also requires bioequivalency studies to show that the generic drug is bioequivalent to the approved drug. Bioequivalence compares the bioavailability of one drug product with that of another formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the approved drug and the generic drug are equivalent as defined by the FDA. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.

We contract with outside laboratories to conduct bioequivalence studies. Historically, the vast majority of our research and development expenditures have been on these studies. While we strive to engage reputable and experienced companies to perform these studies, there can be no assurance that they will use the proper due diligence or that their work will otherwise be accurate.

Supplemental ANDAs are required for approval of various types of changes to an approved application, and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalency studies are conducted or other requirements are satisfied.

The scientific process of developing new products and obtaining FDA approval is complex, costly and time consuming and there can be no assurance that any products will be developed and approved despite the amount of time or money spent on research and development. Product development may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other strategic reasons.

Even if an ANDA is approved, brand-name companies can impose substantial barriers to market entry which may include: receiving new patents on drugs whose original patent protection is about to expire; developing patented controlled-release products or other improvements to the original product; marketing over-the-counter versions of the brand-name product that will soon face generic competition; and commencement of marketing initiatives, regulatory activities and litigation. While none of these actions have been taken against us to date, there can be no assurance that they will not be taken in the future, particularly as we significantly expand our product development efforts.

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

As a public company, we are subject to the Sarbanes-Oxley Act of 2002 (the "SOX Act"). The SOX Act contains a variety of provisions affecting public companies, including the relationship with its auditors, prohibiting loans to executive officers and requiring an evaluation of its disclosure controls and procedures and internal controls. We have retained an outside consultant to assist us with the process of becoming compliant with Section 404 of the SOX Act by the deadline for such compliance.

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

Raw Materials

Most of the raw materials that we use in the manufacturing of our products consist of pharmaceutical chemicals in various forms, which are available from various sources. FDA approval is required in connection with the process of selecting active ingredient suppliers. In selecting a supplier, we consider not only their status as an FDA approved supplier, but consistency of their products, timeliness of delivery, price and patent position.

Employees

As of June 30, 2006, we had approximately 500 full time employees. We believe we have a strong relationship with our employees. None of our employees are represented by a union.

ITEM 1A.

Risk Factors

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industry, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

Risks Related to Our Business

Our future success is dependent on our ability to develop, manufacture and commercialize new generic drug products.

Our current business and expansion plan is dependent on our ability to successfully develop, manufacture and commercialize new generic drugs. There are numerous factors which can delay or prevent us from developing, manufacturing or commercializing new products, including:

•	inability to obtain requisite FDA approvals on a timely basis for new generic products;

•	reliance on partners for development of certain products;

•	the availability, on commercially reasonable terms, of raw materials, including active pharmaceutical ingredients and other key ingredients;

•	competition from other generic drug companies offering the same or similar products;

•	inadequate funding available for product marketing and sales;

•	failure to obtain market acceptance for new generic products;

•	failure to succeed in patent challenges;

•	unforeseen costs in development;

•	legal actions by brand competitors; and

•	inability to demonstrate bioequivalence in clinical studies as required by the FDA.

These, as well as other factors may lead to product approval delays or the abandonment of products in development. The failure of a product to reach successful commercialization could materially and adversely affect our business and operating results.

Our future success is dependent on increasing research and development expenditures which are likely to create net losses.

Our current business and expansion plan is dependent upon increasing levels of research and development expenditures. In the near term, these expenditures will result in net losses which may cause the market price for our common stock to decline or fluctuate.

We face intense competition which could significantly limit our expansion and growth and materially adversely affect our business and financial results.

The generic drug market and industry is highly competitive. Most of our competitors have greater financial, research and development, marketing and other resources than we do and therefore, can develop and commercialize more products and develop and commercialize them faster and more efficiently than us. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant changes. We expect competition to intensify as technological advances are made.

We also face intense price competition in certain of our products and expect to face intense competition in some of the products we intend to develop and market. This price competition may lead to reductions in prices and gross margins which can adversely affect our business and financial results, and can cause the price of our common stock to decline or fluctuate.

We address competitive issues by seeking to develop and manufacture products where competition is limited. However, there can be no assurance that this strategy will be effective as there may be no barriers to additional competitors entering the market for these products.

We may not maintain adequate product liability insurance.

We currently maintain $10 million in product liability insurance. While we believe this amount to be adequate, there can be no assurance that any one or series of claims may exceed our coverage or that coverage will not be denied with respect to a claim or series of claims. A lack of sufficient coverage could materially and adversely affect our business, financial results and the market value of our common stock.

We enter into various agreements in the normal course of our business which have indemnification provisions, the triggering of which could have a material adverse impact on our business and financial results.

In the normal course of our business, we enter into manufacturing, marketing and other agreements whereby we agree to indemnify the other party or parties in the event of certain breaches of the agreement or with respect to product defects or recalls. While we maintain insurance coverage which we believe can effectively mitigate our obligations under these indemnification provisions, there can be no assurance that such coverage will be adequate to do so. Should our obligations under an indemnification provision exceed our coverage or should coverage be denied, our business, financial results and the market value of our common stock could be materially and adversely affected.

Our operating results are affected by a number of factors and may fluctuate significantly on a quarterly basis.

Our operating results may vary substantially from quarter to quarter. Revenues and other operating results for any given period may be greater or less than those in other periods. Factors that may cause quarterly results to vary include, but are not limited to, the following:

•	the amount of research and development expenditures;

•	competition for new and existing products;

•	new product launches;

•	changes in pricing for raw materials and other inputs; and

•	legal actions.

Fluctuations in our operating results may cause a decline or fluctuation in the price of our common stock.

 Reserves for credits and pricing adjustments may be inadequate.

For certain customers, we issue various price adjustments and credits based on market prices or sales to certain customers. For instance, when we sell certain products to prime vendors for the U.S. government, the sales to the prime vendor are at one price, but if the products are resold to the government, the prime vendor gets to chargeback a portion of the purchase price because sales to the government are at a discount.

Although we establish a reserve for these credits and chargebacks at the time of sale based on known contingencies, there can be no assurance that such reserves will be adequate. Increases in credits and chargebacks may exceed what was estimated as a result of a variety of reasons, including unanticipated increased competition or an unexpected change in one or more of its contractual relationships. Any failure to establish adequate reserves with respect to credits or chargebacks may result in a material adverse effect on our business, financial results and may cause the price of our common stock to decline or fluctuate.

We are presently dependent on a limited number of products for most of our revenues.

We currently generate most of our revenues and gross margins from the sale of a limited number of products. For the fiscal year ended June 30, 2006, the following products accounted for 81% of our total revenues: Ibuprofen, Naproxen and our female hormone products. Ibuprofen alone accounted for 53% of our revenues. Any material adverse developments, including increased competition, with respect to the sale or use of these products, or our failure to successfully introduce new products, could have a material adverse effect on our revenues and gross margins.

We are presently dependent on a small number of major customers.

For the fiscal year ended June 30, 2006, 53% of our sales were to four customers. While we have been able to diversify our customer base over the past two fiscal years, the loss of any one or more of these customers or the substantial reduction in orders from any one or more of such customers could have a material adverse effect on our operating results and financial condition and could cause a decline in the market price of our common stock.

Our loan agreement with Wells Fargo Business Credit imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain actions.

Our loan agreement with Wells Fargo Business Credit, the details of which, and a copy of which, are contained in our Current Report on Form 8-K filed with the SEC on February 15, 2006, imposes significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, or merge or consolidate. There can be no assurance that these restrictions will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities.

We may be liable to pay substantial damages, including liquidated damages, or be obligated to redeem such stock for cash if we do not timely perform certain obligations we have to holders of our Series B-1 and C-1 Preferred Stock.

In May 2006 we sold to one institutional investor for $10 million shares of our Series B-1 Convertible Preferred Stock. In September 2006 we sold to another institutional investor shares of our Series C-1 Convertible Preferred Stock for $10 million. Under the transaction documents relating to these sales the holders have the right to redeem such shares for cash upon the occurrence of certain events, including our failure to pay dividends on such stock, our failure to timely deliver certificates for shares of our common stock if the holders elect to convert such shares, if we default on indebtedness owed to third parties and such persons accelerate the maturity of at least $3,000,000 of such indebtedness, or there is a change in control of our company. In addition, we are subject to penalties, up to a maximum of 18% of the aggregate purchase price (which penalties accrue on a daily basis so long as we continue to be in default of our obligations) (a) if, within 60 days after a request to do so is made by the holders of such preferred stock, we do not timely file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of shares of our common stock issuable to such holders upon conversion of the preferred stock, (b) if a registration statement is filed, such registration statement is not declared within 180 days after the request is made or (c) if after such a registration is declared effective, after certain grace periods the holders are unable to make sales of our common stock because of a failure to keep the registration statement effective or because of a suspension or delisting of our common stock from the American Stock Exchange or other principal exchange on which our common stock is traded. We are also subject to penalties if we fail to timely deliver to a holder (or credit the holder’s balance with Depository Trust Company if the common stock is to be held in street name) a certificate for shares of our common stock if the holder elects to convert its preferred stock into common stock. Therefore, upon the occurrence of one or more of the foregoing events our business and financial condition would likely be materially adversely affected and the market price of our common stock would likely decline.

We are currently involved in a legal dispute which could have a material adverse effect on our financial condition.

As reported in our Current Report on Form 8-K filed with the SEC on June 28, 2006, on June 1, 2006, Ray Vuono commenced an action against us in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06). The complaint against Interpharm alleges, among other things, that Vuono is entitled to receive additional compensation as a “finder” under an agreement dated July 1, 2002 with respect to a reverse merger transaction consummated by us in May 2003. Vuono also alleges that he is entitled to additional compensation under the agreement in respect of a $41.5 million credit facility from Wells Fargo Business Credit, Inc. obtained by us in February 2006 and the sale for $10 million of shares of a new series of convertible preferred stock and warrants to purchase our common stock consummated by the Company with Tullis-Dickerson Capital Focus III, L.P. in May 2006. The total amount of damages sought by Vuono in the action is approximately $10 million.

While we believe that these claims are without merit and are vigorously defending the action, should we be unsuccessful in our defense, our business and financial condition will be materially adversely affected and the market price of our common stock could decline.

We rely on independent third parties for some of the research and development and testing required for the regulatory approval of our products. Any failure by any of these third parties to perform this research and development or testing properly and in a timely manner may have an adverse effect upon our ability to obtain regulatory approvals.

Our applications for the regulatory approval of products incorporate the results of research and development and testing and other information that is conducted or gathered by independent third parties (including, for example, Tris Pharma, Inc. whose agreements with us are described fully under “Business”), manufacturers of raw materials, testing laboratories, contract research organizations or independent research facilities. Our ability to obtain regulatory approval on the products being developed and tested is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities and the accuracy of the information provided by third parties. In some instances, we have little or no control over any of these factors. If this testing is not performed properly, our ability to obtain regulatory approvals could be restricted or delayed.

Our future success depends on our ability to attract and retain key employees and consultants.

Our future success will depend, to a substantial degree, upon the continued service of the key members of our management team. The loss of the services of key members of our management team, or their inability to perform services on our behalf, could have a material adverse effect on our business and financial condition and could result in a decline in the market value of our common stock.

Our success, and the success of our expansion plan, also will depend, to a large extent, upon the contributions of our existing sales, marketing, operations, regulatory, compliance scientific, quality control and quality assurance staff and our ability to build their departments and hire additional qualified personnel. We compete for qualified personnel against other larger companies which may offer more favorable employment opportunities. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we could experience constraints that would adversely affect our ability to sell and market products, or to support internal research and development programs. In particular, product development programs depend on the ability to attract and retain highly skilled scientists, biochemists, and sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives. Although we believe we have been successful in attracting and retaining skilled personnel in all areas of our business, we cannot assure that we can continue to attract, train and retain such personnel. Any failure in this regard could limit our growth and expansion and new product development.

Our ability to service our debt from Wells Fargo Business Credit and make dividend payments to the holders of our Series B-1 and C-1 Preferred Stock and to meet our cash requirements depends on numerous factors, some of which are beyond our control.

Our ability to satisfy our obligations to Wells Fargo Business Credit and the holders of our Series B-1 and C-1 Preferred Stock will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow, we may be required to: refinance all or a portion of our debt with Wells Fargo, obtain additional financing in the future, working capital, capital expenditures and general corporate or other purposes; redirect a substantial portion of our cash flow to debt service, which as a result, might not be available for our operations or other purposes; sell some of our assets or operations; reduce or delay capital expenditures; or revise or delay our operations or strategic plans. If we are required to take any of these actions, it could have a material adverse effect on our business and financial condition. In addition, there can be no assurance that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our agreement with Wells Fargo or under the terms of the Series B-1 and C-1 Preferred Stock.

Risks Related to Our Industry

Litigation is common in our industry and can cause significant expense and delays.

Branded pharmaceutical companies with patented products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may either certify that the patent listed by the FDA as covering the generic product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that any patent listed as covering the generic drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. Under either circumstance, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Also, other companies that compete with us by manufacturing, developing and/or selling the same generic pharmaceutical products similarly may file lawsuits against us claiming patent infringement or invalidity. Because a portion of our current business involves the marketing and development soon to be off-patent products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time consuming, and could result in a substantial delay in, or prevent, the commercialization of our products, which could have a material adverse effect on our business and financial condition and the market for our common stock.

We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial damages.

We face the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. In many instances, there is no way that such claims can be avoided. Unanticipated side effects or unfavorable publicity concerning any of our products would likely have an adverse effect on our ability to achieve acceptance by prescribing physicians, managed care providers, pharmacies and other retailers, customers and patients. Even unsuccessful product liability claims could require us to spend money on litigation, divert management’s time, damage our reputation and impair the marketability of our products. In addition, while we believe our current level of product liability insurance is sufficient, there can be no assurance that it will be enough to cover any one or series of claims. There can also be no assurance that as we expand, that we will be able to maintain adequate insurance coverage at acceptable costs. A successful product liability claim that is excluded from coverage or exceeds policy limits could require us to pay substantial sums. In addition, insurance coverage for product liability may become prohibitively expensive in the future.

We are subject to extensive governmental regulation, the non-compliance with which may result in fines and/or other sanctions, including product seizures, product recalls, injunctive actions and criminal prosecutions.

We are subject to extensive regulation by the federal government, principally the FDA and the Drug Enforcement Administration and state governments. The FFDC Act, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 (the “Generic Act”), and other federal statutes and regulations govern the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion of our products. The Generic Act, a result of legislative hearings and investigations into the generic drug approval process, is particularly relevant to our business. Under the Generic Act, the FDA is authorized to impose debarment and other penalties on individuals and companies that commit illegal acts relating to the generic drug approval process. In some situations, the Generic Act requires the FDA not to accept or review for a period of time ANDAs from a company or an individual that has committed certain violations and provides for temporary denial of approval of applications during its investigation. Additionally, non-compliance with other applicable regulatory requirements may result in fines, perhaps significant in amount, and other sanctions imposed by courts and/or regulatory bodies, including the initiation of product seizures, product recalls, injunctive actions and criminal prosecutions. The FDA also has the authority to withdraw its approval of drugs in accordance with statutory procedures.

In addition to the new drug approval process, the FDA also regulates the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA. All products manufactured in those facilities must be made in a manner consistent with current good manufacturing practices (“cGMP”). Compliance with cGMP regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. The FDA periodically inspects our manufacturing facilities for compliance. FDA approval to manufacture a drug is site-specific. Failure to comply with cGMP regulations at one of our manufacturing facilities could result in an enforcement action brought by the FDA which could include withholding the approval of ANDAs or other product applications of that facility. If the FDA were to require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, we are subject to extensive environmental regulation and the risk of incurring liability for damages and/or the costs of remedying environmental problems. In the future, we may be required to increase expenditures in order to remedy environmental problems and/or comply with applicable regulations. Additionally, if we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of our operating licenses, the licenses could be revoked and we could be subject to criminal sanctions and/or substantial civil liability or be required to suspend or modify our manufacturing operations.

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect the Company’s business.

Our raw materials are purchased primarily from foreign distributors of bulk pharmaceutical chemicals. Any significant supply interruption could have a material adverse effect on our business and financial condition and could cause a decline in the market value of our common stock.

 Our raw materials are purchased primarily from foreign companies. Although we have not experienced difficulty in obtaining these raw materials and products, there can be no assurance that supply interruptions or delays will not occur in the future or that we will not have to obtain substitute materials or products, which would require additional regulatory approvals. In addition, changes in its raw material suppliers could result in delays in production, higher raw material costs and loss of sales and customers because regulatory authorities must generally approve raw material sources for pharmaceutical products. Any significant supply interruption could have a material adverse effect on our business and financial condition and could cause a decline in the market value of our common stock.

We may not be able to utilize all of the deferred tax assets recorded on our balance sheet.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At June 30, 2006, we had a total of $6,170,000 in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109. However, because we are likely to incur pre-tax losses during fiscal 2007, have shown volatile operating results in the past and because there is no guarantee that the amount and timing of net profits, if any, will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future. Moreover, there is a risk that unfavorable audits of, for example, tax credit or NOL carryforwards by government agencies or change of ownership limitations under Section 382 of the Internal Revenue Code of 1986 may reduce the value of our deferred tax assets. If any of these events were to occur, our financial results for one or more periods would be adversely affected.

RISKS RELATING TO OUR COMMON STOCK

Our research and development expenditures may not lead to the commercialization of successful products.

            Our current business and expansion plan calls for, and is dependent upon, not only increasing levels of research and development expenditures in order to add new products to our product line, but also upon the projected success of those products.  There can be no assurance, however, that these research and development expenditures will result in successful or profitable products as there are many factors which affect the success of pharmaceutical products in the market such as consumer acceptance, continuing acceptance by the medical profession, litigation and product liability and competition.  In the event that our significant research and development expenditures do not result in profitable products, our business and financial condition would be materially and adversely affected and the market price of our common stock would decline.

We have never paid cash dividends on our common stock and are not likely to do so in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

Four of our shareholders control us through their ownership and control of voting stock.

Four of our shareholders, one of whom is our Chief Operating Officer who owns and controls approximately 28% of our common stock, own and control in the aggregate approximately 78% of our common stock. These stockholders can effectively control us and their interests may differ from other shareholders.

There is only a limited trading market for our common stock.

Our common stock is traded on the American Stock Exchange, but the public float available for trading is currently relatively small. Therefore, the volume and price of trading in our common stock is subject to significant fluctuations.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.    PROPERTIES

Description of Property

We lease an entire building in Hauppauge, New York, pursuant to a non-cancellable lease expiring in October, 2019, which houses our manufacturing, warehousing and some of our executive offices. The leased building is approximately 100,000 square feet and is located in an industrial/office park. The current annual lease payments to the landlord, Sutaria Family Realty, LLC, are $480,000. Sutaria Family Realty, LLC is owned by Mona Rametra, Perry Sutaria and Raj Sutaria, who collectively own and control 37,655,960 shares of our common stock and 4,855,389 shares of our Series A-1 Preferred Stock and are the children of Dr. Maganlal K. Sutaria, the Chairman of our Board of Directors, and the niece and nephews of Bhupatlal K. Sutaria, our President. In addition, Raj Sutaria is the Chief Operating Officer of Interpharm Holdings, Inc. The lease between the landlord and Interpharm Inc, states that upon a change in ownership of Interpharm Inc, which occurred on May 30, 2003, the landlord is entitled to increase the rents to fair market value and every three years thereafter. Although entitled to receive fair market value for the property as determined by an independent appraisal, through August 2006 the rent has remained the same, which is below market value for similar space in the local area. There are no tenants in the building other than us.

We currently lease on a month to month basis, office space in Hauppauge, New York, at a cost of $10,000 per month. We are currently evaluating other locations and options in order to select a more permanent location to house corporate, administrative and sales office requirements.

On June 29, 2004, pursuant to a contract entered into on November 14, 2003, we purchased a 92,000 square foot facility on thirty seven acres of land, located at 50 Horseblock Road in Brookhaven, New York. The purchase price for the building and land was approximately $9.4 million. The facility is located in Suffolk County, New York's Brookhaven Empire Zone. As part of the planned modifications to the facility, we constructed a 16,000 square foot research and development laboratory within the facility, which is now operational. Through June 30, 2006 we have spent an additional $7,968,000 in building renovations and equipment.

ITEM 3.    LEGAL PROCEEDINGS

As reported in our Current Report on Form 8-K filed with the SEC on June 28, 2006, on June 1, 2006, Ray Vuono (“Vuono”) commenced an action against us in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06). Vuono’s complaint against us alleges, among other things, that Vuono is entitled to receive additional compensation as a “finder” under an agreement dated July 1, 2002 between Vuono and the Company (then known as Atec Group, Inc.) with respect to a reverse merger transaction consummated by us in May 2003. Vuono also alleges that he is entitled to additional compensation under the agreement in respect of a $41.5 million credit facility from Wells Fargo Business Credit, Inc. obtained by us in February 2006 and the sale for $10 million of shares of a new series of convertible preferred stock and warrants to purchase our common stock consummated by us with Tullis-Dickerson Capital Focus III, L.P. in May 2006. The total amount of damages sought by Vuono in the action is approximately $10 million.

We believe that Vuono’s claims are without merit and we are vigorously defending the action.

We are unaware of any other material pending or threatened legal action or proceeding against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal quarter ended June 30, 2006.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK
Our common stock is traded on the American Stock Exchange under the symbol "IPA." The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the American Stock Exchange. Such prices reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

	High	Low

2004
Quarter ended 3/31	5.87	4.30
Quarter ended 6/30	4.80	2.45
Quarter ended 9/30	3.98	2.25
Quarter ended 12/31	3.49	2.20

2005
Quarter ended 3/31	2.58	1.50
Quarter ended 6/30	1.65	1.23
Quarter ended 9/30	1.82	1.07
Quarter ended 12/31	1.49	1.21

2006
Quarter ended 3/31	1.68	1.24
Quarter ended 6/30	1.56	1.10

As of September 7, 2006, there were approximately 293 holders of record of our common stock, 288 holders of record of Series C preferred shares, and one holder of record each of our Series B-1 Convertible Preferred Stock and Series C-1 Convertible Preferred Stock. The Series C-1 Convertible Preferred Stock was issued subsequent to June 30, 2006.

We do not currently pay dividends on our common stock. It is our present intention not to declare or pay dividends on our common stock, but to retain earnings for the operation and expansion of our business.

The holders of our Series A-1 preferred shares are entitled to cumulative annual dividends of $0.0341 per share when and as declared by our Board of Directors. We are required to pay quarterly dividends on our Series B-1 Preferred Stock and our Series C-1 Preferred Stock at an annual dividend rate of 8.25%, in either cash or common stock. In an effort to retain cash, we intend to pay the Series B-1 Preferred Stock and Series C-1 Preferred Stock with restricted common stock

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 30, 2006. The table includes the following plans: 1997 Stock Option Plan and 2000 Flexible Stock Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstandingoptions, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:

1997 Stock Option Plan	1,411,650	$1.93	-0-
2000 Flexible Stock Plan(1)	10,671,288	0.90	9,004,511

Total	12,082,938	1.02	9,004,511

(1) Securities available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 20 million shares.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal quarter ended June 30, 2006, we have made the following sales of restricted securities:

On June 22, 2006, we issued 700,000 shares of common stock as a result of the exercise of employee options to acquire our common stock, for which we received cash of approximately $477,000 The shares were issued in reliance upon Section 4(2) of the Securities Act.

At June 30, 2006, the Company has accrued approximately $77,000 of Series B-1 dividends, which was paid in July 2006 through the issuance of approximately 63,000 shares of the Company's common stock.

SERIES K, A-1, B-1 and C-1 PREFERRED STOCK

Series K Convertible Preferred Stock

In connection with our May 15, 2006 Securities Purchase Agreement with Tullis-Dickerson Capital Focus III, L.P. which closed on May 26, 2006, pursuant to which we issued and sold 10,000 shares of Series B-1 Convertible Preferred Stock and warrants, we, and the holders of the Series K Convertible Preferred Stock, agreed to, and did convert all 1,464,567 then outstanding shares of our Series K Stock into 31,373,875 shares of common stock.

The Series K Stock would have automatically converted into the same number of shares of common stock in equal annual installments through June 4, 2010. The effect of the agreement was merely to accelerate such conversions.

As of June 30, 2006, there were no shares of Series K Stock outstanding.

Series A-1 Convertible Preferred Stock

The following are the principal designations, preferences and rights of our Series A-1 Convertible Preferred Stock which is held by two holders:

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

ii.	a merger, consolidation, sale of assets or similar transaction; or

iii.
a “Change in Control” which occurs if (a) any person, or any two or more persons acting as a group, and all affiliates of such person or persons, shall, acquire and own, beneficially, 50% or more of the common stock outstanding, or (b) if following (i) a tender or exchange offer for voting securities of the Company, or (ii) a proxy contest for the election of directors of the Company, the persons who were directors of the Company immediately before the initiation of such event cease to constitute a majority of the Board of Directors of the Company upon the completion of such tender or exchange offer or proxy contest or within one year after such completion.

Series B-1 Redeemable Convertible Preferred Stock

On May 15, 2006, Tullis-Dickerson Capital Focus III, L.P. purchased 10,000 shares of our newly designated Series B-1 Redeemable Convertible Preferred Stock as fully described in our Current Report on Form 8-K filed with the SEC on June 2, 2006. The following are the principal designations, preferences and rights of our Series B-1 Redeemable Convertible Preferred Stock which is held by one holder:

- Title.	$.01 par value per share Series B-1 Redeemable Convertible Preferred Stock.

- Voting.
Each votes with the common and has a number of votes equal to the number of share of common into which it is convertible on the record date for the action to be voted upon. The current aggregate number of votes for the Series B-1 Stock is 6,519,755.

- Liquidation Preference.	Upon certain liquidation events set forth in the Certificate of Designation, the holder of each share is entitled to a payment of $1,000 plus accrued but unpaid dividends.

- Dividend Rights.	8.25% per annum, payable quarterly in arrears in either cash or at our option, in restricted common stock.

- Redemption Provisions.
We are required to redeem the Series B-1 Stock upon the occurrence of specified events, including, but not limited to a change in control, a going private transaction, failure to pay dividends or a failure to allow conversion.

- Amount Authorized.	15,000 shares.

- Amount Issued.	10,000

- Conversion.
The Series B-1 Stock, as well as any accrued dividends, may be converted at any time by the holder into a number of shares of our common stock determined by dividing the dollar amount to be converted by $1.5338.

- Registration Rights
The holders of the Series B-1 Stock have demand registration rights pursuant to which we must file a registration statement to cover common shares into which the Series B-1 Stock is convertible within 60 days of a request to do so.

- Right to Appoint a Director	For so long as Tullis-Dickerson Capital Focus III, L.P. or any of its affiliates holds at least 25% of the Series B-1 Stock, it shall have the right to appoint one member of our Board of Directors.

Series C-1 Redeemable Convertible Preferred Stock

On September 11, 2006, Aisling Capital II, LP purchased 10,000 shares of our newly designated Series C-1 Redeemable Convertible Preferred Stock as fully described in our Current Report on Form 8-K filed with the SEC on September 15, 2006. The following are the principal designations, preferences and rights of our Series C-1 Redeemable Convertible Preferred Stock which is held by one holder:

- Title.	$.01 par value per share Series C-1 Convertible Preferred Stock.

- Voting.
Each votes with the common and has a number of votes equal to the number of share of common into which it is convertible on the record date for the action to be voted upon. The current aggregate number of votes for the Series C-1 Stock is 6,519,755.

- Liquidation Preference.	Upon certain liquidation events set forth in the Certificate of Designation, the holder of each share is entitled to a payment of $1,000 plus accrued but unpaid dividends.

- Dividend Rights.	8.25% per annum, payable quarterly in arrears in either cash or at our option, in restricted common stock.

- Redemption Provisions.
We are required to redeem the Series C-1 Stock upon the occurrence of specified events, including, but not limited to a change in control, a going private transaction, failure to pay dividends or a failure to allow conversion.

- Amount Authorized.	10,000 shares.

- Amount Issued.	10,000

- Conversion.
The Series C-1 Stock, as well as any accrued dividends, may be converted at any time by the holder into a number of shares of our common stock determined by dividing the dollar amount to be converted by $1.5338.

- Registration Rights
The holders of the Series C-1 Stock have demand registration rights pursuant to which we must file a registration statement to cover common shares into which the Series C-1 Stock is convertible within 60 days of a request to do so.

- Right to Appoint a Director	For so long as Aisling Capital II, LP or any of its affiliates holds at least 25% of the Series C-1 Stock, it shall have Board observer rights.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents summary financial data for the years ended June 30, 2006, 2005 and 2004, the six-months ended June 30, 2003 and June 30, 2002 and the years ended December 31, 2002, and 2001. The summary financial data set forth below with respect to our statements of operations for the years ended December 31, 2001 and December 31, 2002 and the balance sheet data as at June 30, 2004 and 2003 and December 31, 2002, and 2001 was derived from our consolidated financial statements which are not included in this Report. The following summary financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report (in thousands except per share data):

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002 (1)	Year ended December 31, 2002	Year ended December 31, 2001
Net Sales	$63,355	$39,911	$41,100	$14,953	$11,743	$24,312	$18,435
Net (loss) income	(3,790)	(149)	3,123	724	611	1,050	515
(Loss) Income per common share:
Basic	(0.15)	(0.01)	0.16	0.08	0.07	0.13	0.06
Diluted	(0.15)	(0.01)	0.04	0.02	0.02	0.03	0.01
Balance Sheet Data
Total Assets	62,867	46,390	35,168	20,339	10,904	11,198	9,646
Long-term obligations	14,077	6,706	7,076	267	3,461	3,336	3,591
Cash dividend per common share	0	0	0	0	0	0	0

(1) Unaudited.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in Thousands except per share data)

Results of Operations

Overview

Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products. We currently manufacture and market 23 generic drug products, which represent various oral dosage strengths for 11 unique products.

During the fiscal year ended June 30, 2006, we continued implementation of our expansion plan and transformation into a full service generic drug provider by committing the necessary capital, personnel and resources to do so. Pursuant to our expansion plan, our principal goals are to target higher margin products, establish full product lines in each of our product areas, obtain approvals for those products and successfully commercialize those products, while increasing production and efficiency in manufacturing and marketing our current products. Our results of operations and financial statements not only reflect our expansion and transformation, but also show that we are on the path to continuing to meet our objectives:

o
Our revenues increased by approximately 58.7%, from $39,911 for the fiscal year ended June 30, 2005 to $63,355 for the fiscal year ended June 30, 2006. Our significant revenue growth was driven by our expansion plan mandates: the addition of new products, increasing efficiencies and a stronger marketing presence.

o
Our gross margins increased by approximately 4.8 percentage points from 22.7% for the fiscal year ended June 30, 2005 to 27.5% for the fiscal year ended June 30, 2006. Our significant growth in our gross margins was a direct result of our mandate to add higher margin products to our line, which we were able to do with the addition of our female hormone products and generic Bactrim® and increasing sales of Naproxen.

o
We increased our research and development spending by approximately 166.6%, from $4,003 for the fiscal year ended June 30, 2005 to $10,674 for the fiscal year ended June 30, 2006, and by 2034.8% from $538 for the fiscal year ended June 30, 2004. The only way to add more products to our line is to commit research and development spending to develop the products and file ANDAs. We have done this, and are committed to increase the pace of our research and development spending in the coming fiscal year. From July 1, 2005, to the date of this Annual Report, our research and development spending has resulted in the filing of 17 new ANDAs, and we anticipate the filing of at least an additional 20 ANDAs for the fiscal year ending June 30, 2007. As disclosed in prior filings, we had previously projected only 25 filings by June 30, 2007, but are now on a pace for at least 37.

o
We have started development on products in all of our five primary targeted product areas and are continuing to target and file ANDAs for products in our sixth area - products coming off patent and for which patents have expired. Each of these product areas was chosen because of the higher margins that are available and because we anticipate limited competition. Our progress to date in our targeted product areas is allowing us to move further towards our goals of having a full line to offer in each product area and further increasing gross margins and per tablet revenues. Our five primary targeted product areas are: Female Hormone Products, Scheduled Narcotic Products, Soft Gelatin Capsule Products Special Release Characteristic Products and Liquid Products.

o	We have obtained all of the financing we require to meet our current plan, as well as to finance additional projects which may become available to us:

▪	On February 9, 2006, we obtained a new $41,500 credit facility from Wells Fargo to replace our previous $21,000 facility from HSBC;

▪	On May 26, 2006, we closed the sale of $10,000 of our Series B-1 Convertible Preferred Stock and warrants; and

▪	On September 11, 2006, we closed the sale of $10,000 of our Series C-1 Convertible Preferred Stock and warrants.

o
We continued our hiring of qualified research and development, marketing and other personnel, including a national sales manager, so that we have most of the personnel necessary to complete our plan. We are continuing our hiring and are adding additional research and development and marketing personnel, including a second national sales manager.

o
We have increased production to over 4.2 billion tablets during the fiscal year ended June 30, 2006. In addition, we have substantially completed the build out of our new Yaphank facility which we believe will come on line by December 31, 2006. We anticipate further increases in our revenue per tablet to complement our production and efficiency improvements.

o
We have elected to develop internally, certain research and development projects that had been previously outsourced, such as certain off-patent products, to expedite development and to take advantage of our increased research and development capabilities with greater staff and space in our Yaphank facility.

o	We have significantly decreased contract manufacturing activities.

Based upon our achievements during the past fiscal year through the addition of higher margin products and increased production, we believe that we have a solid foundation for future growth, to complete our expansion plan and to achieve profitability

Fiscal Year Ended June 30, 2006 compared to Fiscal Year Ended June 30, 2005

	For the Fiscal Year Ended June 30, 2006	For the Fiscal Year Ended June 30, 2005
SALES, Net	$63,355	$39,911,
COST OF SALES	45,927	30,8389

GROSS PROFIT	17,428	9,072

Gross Profit Percentage	27.51%	22.73%

OPERATING EXPENSES
Selling, general and administrative expenses	11,449	5,092
Related party rent expense	72	72
Research and development	10,674	4,003

TOTAL OPERATING EXPENSES	22,195	9,167

OPERATING LOSS	(4,767)	(95)

OTHER INCOME (EXPENSES)
Gain on sale of marketable securities	—	9
Loss on Sale of Fixed Asset	(5)	—
Interest expense	(719)	(136)
Interest and other income	1	—

TOTAL OTHER EXPENSES	(723)	(127)

(LOSS) INCOME BEFORE INCOME TAXES	(5,490)	(222)

BENEFIT FROM INCOME TAXES	(1,700)	(73)

NET LOSS	$(3,790)	$(149)

Net Sales
Net sales for the fiscal year ended June 30, 2006 were $63,355 compared to $39,911 for fiscal year ended June 30, 2005, an increase of $23,444 or 58.7%. Significant components contributing to our growth of existing products were those set forth in the table below:

Product	Year over year increase in net sales
Ibuprofen	$5,866
Naproxen	7,721
Hydrocodone / Ibuprofen	1,166
Total	$14,753

▪
The increase in net sales of Ibuprofen was primarily the result of an expanded customer base and improvements in manufacturing and packaging which enabled us to increase output and modest cost of materials reductions. We believe sales of Ibuprofen should remain at current levels for fiscal 2007, however, there can be no assurance that this will occur.

▪
An expanded customer base, as well as obtaining a U.S. Government contract to supply Naproxen to various governmental agencies valued at approximately $3,900 for the twelve month period beginning September 2005 were key factors contributing to the $7,721 increase in sales of Naproxen. The contract includes four one-year option periods. We believe sales volume should continue or may increase slightly, however, there can be no assurance that this will occur.

▪
On a fiscal year over year basis, we had an increase of more than $1,166 from sales of Hydrocodone 7.5 mg/Ibuprofen 200 mg, our generic version of Vicoprofen®, which was launched during the three month period ended December 31, 2004, and Reprexain® (Hydrocodone 5.0 mg/Ibuprofen 200 mg). Both products are sold to and marketed by, Watson Pharmaceuticals, Inc. and therefore it is difficult to project future sales. The results for the periods reported include additional revenue derived from a profit sharing arrangement for these products.

During the fiscal year ended June 30, 2006, we began to see the positive effects of our expansion plan which commenced in 2005. Two new products were launched which contributed greatly to our revenue growth. As we continue our planned product line expansion we anticipate that fiscal year 2007 should witness the launching of new products as well; however there can be no assurance we will be successful in achieving our plan. The two new products for fiscal 2006 were:

▪
As reported in our Current Report on Form 8-K filed with the SEC on July 18, 2005, we entered into an agreement with Centrix Pharmaceutical, Inc. (“Centrix”) for the sale of a female hormone product, which is distributed in two strengths. This product generates a higher gross margin compared to our other products. The agreement commenced upon the first shipment of the product to Centrix in August, 2005. Centrix was required to purchase a minimum $11,500 of the product during the first twelve month period with the option to purchase an additional $2,000 of product. For the twelve month period ended June 30, 2006, we shipped approximately $8,100 of the female hormone product to Centrix. We will ship approximately $5,400 of product by September 30, 2006. We have renegotiated the agreement with Centrix for the up coming year and we anticipate sales during fiscal 2007 of the product to exceed fiscal year 2006 totals. In the event that the agreement is terminated at any time, or for any reason, we maintain the right to market the product alone or with a third party.

▪
In September, 2005, we launched Sulfamethoxazole and Trimethoprim (“SMT”) single and double strength tablets, which are sold under the name Bactrim®. SMT is a widely used antibiotic used to treat infections such as urinary tract infections, bronchitis, ear infections (otitis), traveler's diarrhea, and Pneumocystis carinii pneumonia. Sales during fiscal 2006 of these products approximated $4,200. While we believe that sales of for these products should increase during fiscal 2007, market conditions could affect our results.

As a result of our decision to greatly reduce and ultimately halt the manufacture and sale of Allopurinol and Atenolol under a contract manufacturing agreement, our revenues for these products declined during the fiscal year ended June 30, 2006. Both Allopurinol and Atenolol were manufactured for and shipped to one customer based on quantities ordered by that customer. Revenue from sales of Allopurinol and Atenolol decreased by approximately $4,700 from $7,100 for the year ended June 30, 2005 to $2,400 for the year ended June 30, 2006. The manufacturing capacity gained from the decrease in production of these two products is being used for other products. For fiscal 2007 and beyond we anticipate little or no sales of these products.

The fluctuations in revenue by product were generally not attributable to any changes in our pricing which, for our entire product line, remained relatively stable.

During the fiscal year ended June 30, 2006, four key customers, in the aggregate, accounted for approximately 53% of total sales. For the fiscal year ended June 30, 2005 we had three key customers which accounted for approximately 56%

Cost of sales / Gross Profits

During the year ended June 30, 2006, prices for our raw materials remained relatively constant. While no assurance can be given, we anticipate this trend to continue, at least for the near future. During the fiscal year ended June 30, 2006, prices for packaging components increased. It is uncertain as to whether or not these costs will continue to rise. We have incurred increased direct labor and supervisory salaries and related benefits associated with increased production. As part of our expansion plan, we have increased managerial and production staff. We believe this increase is required and should ultimately support our expansion plan. Additionally, incurred increased general overhead costs, such as product liability insurance, workers compensation insurance, medical benefits and utilities. We believe these higher costs will likely continue for the near future.

Gross profit for the fiscal year ended June 30, 2006 significantly increased by more than $8,356, or 92%, to $17,428, compared to $9,072 for the year ended June 30, 2005.  In addition, our gross profit percentage increased 4.8 percentage points from 22.7% for the year ended June 30, 2005 to 27.5% for the year ended June 30, 2006. This increase is primarily due to sales of our new products: Bactrim® and our female hormone therapy products which both generate higher gross margins compared to our remaining products. Gross margins for the remaining products were generally consistent with the prior year.

Gross margin percentage can fluctuate as a result of many factors, such as changes in our selling price or the cost of raw materials, as well as increases in cost of labor and general overhead. Fluctuations in our sales volume and product mix affect gross margin dollars. As part of our plan, we are seeking to add new products with higher margins, however, there can be no assurance that sales will increase or cost of sales will not increase disproportionately.
.
Selling and General and Administrative Expenses

Selling, general and administrative expenses include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead.

During the fiscal year ended June 30, 2006, selling, general and administrative expenses increased approximately $6,357 to approximately $11,449, or 18.1% of net sales from approximately $5,092 or 12.8% of net sales, during fiscal year end June 30, 2005.

Significant factors contributing to this increase include: necessary increases in the staffing of administrative and sales areas to support our growth of $1,954; related payroll taxes and benefits of $496; increased commission expenses and freight expenses of $314 and $234, respectively, both of which are attributable to our higher sales; $600 for investment banking services; increased accounting and legal costs of $284, primarily related to the refinancing of our bank debt and sale of our Series B-1 preferred stock; an increase in general insurance of $229; increased rent, utilities and taxes of $200; an increase in depreciation of non-manufacturing assets of $105; and the recognition of a non cash charge of $1,195` as a result of our adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). Included in the $1,195 was a non-cash charge related to the modification of an option grant as a result the death of an executive officer. Adoption of SFAS 123(R) requires us to report a non-cash expense for the ratable portion of the fair value of employee stock option awards of unvested stock options over the remaining vesting period. Previously we elected to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. We believe that our selling and general and administrative costs should stabilize at current levels, other than for those expenses that fluctuate with sales.

Research and Development Expenses

Research and development expenses for new products currently in development in our new product pipeline consist primarily of wages, outside development organizations, bioequivalence studies, materials, legal fees, and consulting fees. During the fiscal year ended June 30, 2006 we incurred more than $10,674 in research and development expenses, which is $6,671 greater than the prior year amount of $4,003. We believe that research and development expenses, as a percentage of our net sales, will be substantially higher in the future as we seek to expand our product lines. While we believe increased spending for research and development efforts will allow us to add obtain approvals for new products, there can be no assurance we will be successful in the commercialization.

A significant component of our expansion plan includes two agreements with Tris Pharma, Inc. (“Tris”). One of the agreements is for the development and licensing of twenty-five liquid generic products (“Liquids Agreement”). In the event that Tris delivers twenty-five successful technical packages, of which there can be no assurance, we will be required to pay Tris $3,000. In accordance with the terms of this agreement, we make payments as various milestones are achieved. In addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. We are entitled to offset the royalty payable to Tris each year, at an agreed upon rate, to recoup the development fees paid to Tris under the Liquids Agreement.

The second agreement, as amended, pertains to the solid dosage products (“solids”), pursuant to which we are to collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver technical packages for two softgel products. Further, the terms of this amendment require us pay to Tris $750 based upon various Tris milestone achievements. Some products included in this agreement, as amended, may require us to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500 to Tris, whether or not regulatory approval is obtained for any of the solids products. The agreement for solids also provides for an equal sharing of net profits for each product, except for one product, if it is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides us with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

In April, 2006, the solids agreement was further amended. This second amendment requires Tris to deliver a Technical Package for one additional solid dosage product. Further, terms of this second amendment will requires us to pay to Tris an additional $300 after it has paid the initial aggregate amounts associated to the original agreement.

For the fiscal year ended June 30, 2006, we recorded as a research and development expense approximately $2,110 in connection with these agreements. Further, since inception, we have incurred approximately $3,510 of research and development costs associated with the Tris agreements. The combined costs of these agreements could aggregate up to $7,800. The balance on the liquid agreement of $2,750 could be paid within three years if all milestones are reached. The balance on the solids agreement, as amended, of $1,675 could be paid within two years if all milestones are reached.

During the fiscal year ended June 30, 2006, we filed 17 ANDAs. We believe that with our increased research and development spending, we will be able to file ANDAs at an increasing rate and anticipate exceeding our previous projection of twenty five ANDAs for the period July 1, 2005 through June 30, 2007.

We are currently negotiating a possible modification to the Tris liquids agreement which could outsource the manufacturing of these liquid products to Tris.

Interest Expense

Our interest expense increased approximately $583 to approximately $719 for the fiscal year ended June 30, 2006 from $136 for the fiscal year ended June 30, 2005. In an effort to fund our plan, in February, 2006, we increased our borrowing capabilities through a new credit facility entered into with Wells Fargo Business Credit. The additional borrowings were required primarily to fund our research and development efforts, for renovation and construction costs incurred for our second facility and new equipment. In order to hedge against rising interest rates, we entered into two interest rate swap arrangements. As of June 30, 2006, we have saved approximately $98 as a result of these swaps agreements. However, it is likely that, as a result of additional borrowings we will incur increases in our interest expense in the future.

Operating Loss

Although our sales and gross margins increased, as a result of our increase in research and development efforts from which we believe we will see the benefits from in the future, along with increases in selling and general and administrative costs, we incurred an operating loss of $5,490 for the year ended June 30, 2006 compared to an operating loss of $222 for the year ended June 30, 2005.

Income Taxes

For the year ended June 30, 2006 we recorded an income tax benefit of $1,700, an increase in the benefit of $1,627 compared to the year ended June 30, 2005 which had a benefit from income tax of $73.

We account for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Our net deferred tax asset at June 30, 2006 was $6,170 and $4,413 at June 30, 2005.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through cash flows from operations, bank loans and sale of preferred stock. Net cash provided by operating activities for the fiscal year ended June 30, 2006, was $801 compared to cash used in operating activities of $2,353 during the fiscal year ended June 30, 2005. Significant factors comprising the cash provided in operating activities include: net loss of $3,790, increases in accounts payable, accrued expenses payable of $6,688, an increase in deferred revenue of $3,399, offset by decreases of $5,974 in accounts receivable. The increase in accounts payable, accrued expenses and other payables are primarily attributable to increases in purchases due to greater sales volume as well as increased research and development costs. Additionally, we reported depreciation and amortization of $1,534. At June 30, 2006, we had $1,438 in cash and cash equivalents, compared to $536 at June 30, 2005. We also recognized a non cash charge of $1,195 as a result of adoption of SFAS 123 (R).

Significant components in our net cash provided by financing activities of $8,243 for the fiscal year ended June 30, 2006, were the our entering into new credit facility of $41,500 (canceling a previous credit facility of $21,500) the details of which is detailed below and the sale of $10,000 of our Series B-1 Redeemable convertible preferred stock. A component of our current plan is the completion of renovations to our second facility along with the installation of additional equipment for manufacturing, packaging and research and development. Accordingly, during the fiscal year ended June 30, 2006 we invested $8,240 for new equipment and improvements. In addition, on September 11, 2006 we sold $10,000 of our Series C-1 Redeemable Convertible Preferred stock

It should be noted that as part of our business plan, during the fiscal year ended June 30, 2006, we incurred more than $10,674 in research and development expenses. We believe that our research and development costs will likely exceed this current rate, for the foreseeable future.

As previously disclosed we have elected not to move forward with the planned construction of a research and development facility in Ahmedabad, India. We are currently investigating our options pertaining to the land acquired.  We are continuing development and capital investment in our new Yaphank, NY facility which already houses some of our expanded research and development department and will also be used for manufacturing.  We believe the Yaphank facility will be operational by the end of calendar 2006.

Bank Financing
On February 9, 2006, we entered into a new four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided a maximum credit facility of $41,500 comprised of:

•  $22,500 revolving credit facility
•  $12,000 real estate term loan
•  $ 3,500 machinery and equipment (“M&E”) term loan
•  $ 3,500 additional / future capital expenditure facility

The funds made available through this facility paid down, in its entirety, the $20.45 million owed on the previous credit facility. The new revolving credit facility borrowing base is calculated as (i) 85% of our eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, the Company is permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of June 30, 2006, there is approximately $2,930 available for additional capital expenditure borrowings.

Under the terms of the WFBC agreement, three stockholders, all related to our Chairman of the Board of Directors, one of whom is our Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. We were required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon our raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of our sale of $10,000 of Series B-1 Redeemable convertible preferred stock in May 2006, the credit facility and the limited personal guarantees were reduced by $4,250 and $3,670, respectively. Further, in September, 2006 we consummated a $10,000 sale of Series C-1 Redeemable Convertible preferred stock which will further reduce the credit facility by $3,250 and eliminate the balance of the personal pledges of marketable securities of $3,830. After the reductions described above, the maximum availability of the revolving credit facility will be $15,000.

The revolving credit facility and term loans will bear interest at a rate of the prime rate less 0.5% or, at our option, LIBOR plus 250 basis points. At June 30, 2006, the interest rate on this debt was 7.75%. Pursuant to the requirements of the WFBC agreement, we put in place a lock-box arrangement. We will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

The WFBC credit facility is collateralized by substantially all of our assets. In addition, we are required to comply with certain financial covenants.

With respect to the real estate term loan and the $3.5 million M&E loan, we entered into interest rate swap contracts (the “swaps”), whereby we pay a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at June 30, 2006 was approximately $98 and is included in other assets.

As previously disclosed, we entered into agreements with Tris for the development and delivery of over thirty new Technical Packages. The combined costs of these two agreements will approximate $7,800, of which we have paid $3,375 as of June 30, 2006. The balance on one agreement of $2,750 could be paid within two years. The second agreement has a balance of $1,675 and is scheduled to be paid within two years.

Future cash flows could be aided by utilization of our available Federal net operating loss carryforwards ("NOLs"). At June 30, 2006 we have remaining Federal NOLs of approximately $14,328 and State NOLs of approximately $13,744 expiring through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in our ownership, utilization of these NOLs is limited. Approximately $10,770 of these NOLs are available in fiscal 2007, and utilization of approximately $3,558 of these NOLs is limited and becomes available after fiscal 2007. The limitations lapse at the rate of $2,690 per year, through fiscal 2009. As of June 30, 2006, we determined that it is more likely than not, that we will utilize all of the Federal NOLs in the future. We recorded a valuation allowance of approximately 25% of the State NOLs which we do not anticipate utilizing due to State limitations.

In addition, at June 30, 2006, we have approximately $835 of New York State investment tax credit carryforwards, expiring in various years through 2021. These carryforwards are available to reduce future New York State income tax liabilities. However, we reserved 100% of the investment tax credit carryforward, which we do not anticipate utilizing.

We believe with the funds obtained from the sale of Series B-1 and Series C-1 convertible preferred stocks, along with the credit facility currently in place we should have sufficient funding for the next twelve months and to achieve our current business and expansion plan. In the unlikely event the current funding is insufficient to implement our expansion plan we would be required to raise additional capital through either additional debt financing or through additional equity investments, the availability of which cannot be assured. If we are unable to obtain sufficient funds, we will have to either delay or scale back on our expansion plan. However, we do not believe our existing business would be materially adversely affected by such delay or scaling back of our expansion plans.

Accounts Receivable
Our accounts receivable at June 30, 2006 was $13,592 as compared to $7,664 at June 30, 2005. The average annual turnover ratio of accounts receivable to net sales for the fiscal years ended June 30, 2006 and 2005 was 5.7 and 5.5 turns, respectively. Our turns are calculated on an annual average. Our accounts receivable continue to have minimal risk with respect to bad debts; however this trend cannot be assured.

Inventory
At June 30, 2006, our inventory was $8,706 as compared to $8,941 at June 30, 2005. Our turnover of inventory for the years ended June 30, 2005 and 2004 was 5.2 and 4.3, respectively. Our inventory is current; there are no reserves for obsolescence. We anticipate our inventory levels to rise in order to support future planned growth and overall customer demands.

Accounts Payable
Our accounts payable, accrued expenses and other current liabilities increased by approximately $6,417 to $12,650 at June 30, 2006, from $6,233 at June 30, 2005. The increase is primarily attributable to increases in purchases of our raw materials due to greater sales volume as well as increased research and development costs. Additionally, the increase is partially due to liabilities incurred in relation to fixed asset additions and construction in progress. We do not believe this increase in our accounts payable, accrued expenses and other current liabilities will have any material affect on our vendor relationships.

Cash
During the year ended June 30, 2006, cash increased $902 from $536 at June 30, 2005 to $1,438 at June 30, 2006. For the year ended June 30, 2006 we funded our business from bank debt, operations and sale of Series B-1 Redeemable convertible preferred stock.

Our Obligations

As of June 30, 2006, our obligations and the periods in which they are scheduled to become due are set forth in the following table:

		Due in less	Due	Due	Due
		than 1	in 2-3	in 4-5	after 5
Obligation	Total	Year	Years	Years	Years

Real Estate and M&E Term Loans (a)	$15,638	$1,686	$3,228	$10,724	$—

Operating lease and software license	6,710	604	1,146	960	4,000

Tris	1,000	1,000	—	—	—

Total cash obligations	$23,348	$3,290	$4,374	$11,684	$4,000

In addition to the information presented in the table above, we may be obligated to pay Tris potential future payments aggregating $3,425. There could be a balance on the Liquid Agreement of $2,750 which could be paid if specific milestones are reached. Additionally, there is a balance on the solids agreement, as amended, of $675 which could be paid by us if certain milestones are reached.

(a) The Real Estate Term Loan of $12,000 is for the real estate in Brookhaven, NY, is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The M&E Term Loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, we are permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of June 30, 2006, there is approximately $2,930 available for additional capital expenditure borrowings.

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

Fiscal Year Ended June 30, 2005 compared to Fiscal Year Ended June 30, 2004

	For the Fiscal Year Ended June 30, 2005	For the Fiscal Year Ended June 30, 2004
SALES, Net	$39,911	$41,100
COST OF SALES	30,839	31,305

GROSS PROFIT	9,072	9,795

Gross Profit Percentage	22.73%	23.83%

OPERATING EXPENSES
Selling, general and administrative expenses	5,092	4,124
Related party rent expense	72	72
Research and development	4,003	_538

TOTAL OPERATING EXPENSES	9,167	4,734

OPERATING (LOSS) INCOME	(95)	5,061

OTHER INCOME (EXPENSES)
Gain on sale of marketable securities	9	—
Interest expense	(136)	(21)
Interest and other income	—	69

TOTAL OTHER (EXPENSES) INCOME	(127)	48

(LOSS) INCOME BEFORE INCOME TAXES	(222)	5,109

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(73)	1,986

NET (LOSS) INCOME	$(149)	$3,123

Net Sales

Net sales for the fiscal year ended June 30, 2005 were $39,911 compared to $41,100 for fiscal year ended June 30, 2004, a decrease of $1,189, or 2.9%. Significant components aggregating to this decrease were: (i) a decrease in sales of Allopurinol and Atenolol of $2,700 to $7,070 for the year ended June 30, 2005 compared to sales of $9,770 during the year ended June 30, 2004; (ii) partially offset by increases in sales of Hydrocodone Bitartrate with Ibuprofen, and Prednisone aggregating approximately $3,200; and (iii) revenue from the sale of Naproxen decreased by approximately $2,350 on a year over year basis. Revenue for the products discussed in (i) and (ii) above were generated through a manufacturing and supply agreement with a significant customer. As such we were unable to control the revenue for these products. The fluctuations in revenue by product were not attributable to any changes in pricing which, for our entire product line, remained relatively stable.

During the fiscal year ended June 30, 2005, three key customers, in the aggregate, accounted for approximately 56% of total sales. The same three customers accounted for approximately 65% for the fiscal year ended June 30, 2004.

We had already entered into an agreement with Centrix for the sale of our first female hormone product. That agreement commenced upon the first shipment of the product to Centrix in August, 2005 and has a ten year term but, under certain circumstances, may be terminated by Centrix at any time after the first year of the agreement's term. Pursuant to the terms of the agreement, Centrix was required to purchase a minimum $11,500 of the product during the first year of the agreement's term. There are also additional annual minimum purchase requirements after the first year of the agreement’s term for so long as the agreement remains in effect. In the event that the Agreement is terminated at any time, or for any reason, we maintain the right to market the product alone or with a third party.

In September, 2005, we launched Sulfamethoxazole and Trimethoprim (“SMT”) single and double strength tablets, which are sold under the name Bactrim®. SMT is a widely used antibiotic used to treat infections such as urinary tract infections, bronchitis, ear infections (otitis), traveler's diarrhea, and Pneumocystis carinii pneumonia. We have already entered into a number of sales contracts for SMT and shipments have commenced.

Gross Profit / Cost of Sales

Gross profit for the fiscal year ended June 30, 2005 decreased approximately $723, or 7%, to $9,072, compared to $9,795 for the year ended June 30, 2004.  In addition, our gross profit percentage decreased 1.1 percentage points from 23.8% for the year ended June 30, 2004 to 22.7% for the year ended June 30, 2005.

Cost of sales decreased approximately $466 or 1.5% to $30,839 for the year ended June 30, 2005, from $31,305 for the year ended June 30, 2004, primarily due to decreased production and sales. However, it increased as a percentage of net sales primarily as a result of: (i) higher labor costs resulting from increased staffing, labor rates and payroll taxes and (ii) increases in insurance, depreciation and factory supplies. During the year ended June 30, 2005, prices for our raw materials remained relatively constant. However, as a result of recent weather / economic factors, we anticipated that some of the raw materials and packaging components would likely increase in the near future.

Research and Development

During the fiscal year ended June 30, 2005, particularly during the period January, 2005 through June 2005, our research and development efforts increased significantly. We expensed approximately $538 during the fiscal year ended June 30, 2004. During the first six months of fiscal 2005 we expensed $500. However during the six month period ended June 30, 2005 our research and development efforts expanded approximately seven-fold to approximately $3,500 or $4,003 for the full year ended June 30, 2005. Research and development expenses were primarily for materials, wages and bioequivalence studies for new drugs currently in development. We believed that research and development expenses would represent a substantially larger percentage of our net sales in the future as we seek to expand our product line.

As previously discussed in February 2005 we, entered into two agreements with Tris for the development and licensing of up to twenty-five immediate release liquid generic products and seven solid oral dosage generic pharmaceutical products. In the event that Tris delivers twenty-five products under the liquids agreement, of which there can be no assurance, Tris was to receive approximately $2,000 in development fees from us and, in addition, Tris was to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. We are entitled to offset the royalty payable to Tris each year, at an agreed upon rate, to recoup the development fees paid to Tris under the liquids agreement.

Pursuant to the terms of the Solids Agreement, as amended, we and Tris are to collaborate on the development, manufacture and marketing of eight solid oral dosage generic products and two soft gel products, some of which may require us to challenge the patents for the equivalent branded products. The Solids Agreement, as amended by the first amendment provided for payments of an aggregate of $4,500 to Tris. The Solids Agreement, as amended, also provides for an equal sharing of net profits for all but one product that is successfully sold and marketed, after the deduction and reimbursement to us of all costs incurred by us in the development and marketing of the solid products, including the amounts paid to Tris under the contract. The other product provides for a profit split of 60% for us and 40% for Tris.

As we develop our research and development capabilities, the Tris agreements allowed us to bring in-house several specialized technologies which would otherwise not be available to us, and which can allow us to manufacture and sell more higher margin and profitable products.

During the year ended June 30, 2005, we recorded and paid $1,400 to Tris.

Selling, General and Administrative

Selling, general and administrative expenses were $5,092 for the fiscal year end June 30, 2005 or 12.8% of net sales, an increase of $968 or 2.8 percentage points over the prior year total of $4,124, and 10% of net sales.

Major components of our selling, general and administrative expenses for the fiscal year ended June 30, 2005 included: payroll taxes and benefits $1,980, selling commissions $380, freight expenses $430, legal and accounting $380, insurance expense $180 and professional fees of $250. Significant factors contributing to the increase in selling, general and administrative expenses are: (i)salaries, including payroll taxes and benefits increased $520 from the fiscal year ended June 30, 2004 primarily due to additions during the year of a new Chief Executive Officer, as well as two other senior level executives; (ii) utilities increased $130; (iii)investor relations/listing fees increased $130 and (iv) professional fees, rents and licenses aggregating $180.

We believed that general and administrative costs would likely increase during the next fiscal year as a result of our second facility becoming operational. Further, we anticipated that selling expenses, specifically commissions will increase as a result of the anticipated increases in net sales.

In December 2004, the FASB finalized SFAS No. 123R “Share-Based Payment” which will require us to expense stock options based on grant date fair value in its financial statements beginning the first quarter of fiscal 2006. As such, in future periods we will be reporting the non-cash compensation expense.

Interest Expense

Our interest expense increased approximately $115 primarily as a result of increased borrowings to fund the Yaphank location renovations and well as purchase necessary new equipment. It is likely that, as a result of additional borrowings and higher interest rates, we will incur increases in our interest expense.

Operating Income

As a result of our increase in research and development efforts described above from which we believe we will see the benefits from in the future, along with an increase in selling and general and administrative costs and a modest decrease in net sales, we incurred an operating loss of $95 for the year ended June 30, 2005 compared to an operating income of $5,061 for the year ended June 30, 2004.

Income Taxes

For the year ended June 30, 2005 we recorded an income tax benefit of $73 a decrease in income taxes of $2,059 compared to the year ended June 30, 2004 income tax expense of $1,986.

Liquidity and Capital Resources

We financed our operations and capital expenditures through cash flows from operations and bank loans. As a result of our research and development efforts, we incurred a net loss for the fiscal year ended June 30, 2005 of approximately $149. Net cash used in operating activities for the fiscal year ended June 30, 2005 was $2,353, as compared to cash provided by operations of $2,126 for the year ended June 30, 2004. Significant factors comprising the cash used in operating activities include: increases in inventories, accounts receivable and prepaid expenses and other current assets of $3,411, $814 and $703, respectively. The increase in inventories is primarily a result of a new product launches scheduled for early in fiscal 2006 as well as necessary increases to support our customers’ requirements. Offsetting the above uses of cash are increases in accounts and accrued expenses payable and depreciation and amortization of $1,563 and $1,248, respectively. Other items affecting our net cash used in operating activities aggregated $290.

Bank lines of credit

On March 29, 2004, we obtained a $21,000 credit facility from HSBC. The new credit facility consists of (i) a $7,400 mortgage loan for the purchase of our second manufacturing plant in Yaphank, New York last year; (ii) $8,600 of credit lines primarily to acquire new equipment and for renovations, and (iii) a $5,000 general line of credit. Details of the new facility are as follows:

•	The $7,400 mortgage loan is to be repaid with 119 monthly principal installments of $31 commencing on August 1, 2004 with the balance due June 1, 2014.

•
Two advised secured credit lines aggregating $6,600 primarily for acquisitions of equipment and for renovations of our plant. The balance of the funds accessed through these credit lines will convert into fully amortizing 60 month term loans.

•
A $2,000 advised non-revolving secured facility for equipment purchases. Each advance cannot exceed 90% of the invoice amount of the new equipment and is convertible into fully amortizing 60 month term loans.

•	The $5,000 advised secured line of credit is primarily for working capital and general corporate purposes.

This credit facility was collateralized by substantially all assets of the Company. At our option interest will be calculated at (i) LIBOR plus 1.5% per annum (“PA”) for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate. As of June 30, 2005, the interest rates on the working capital lines range from 4.46% PA to 5.14% PA and interest on the mortgage loan was 4.46% PA. On July 1, 2005, the mortgage loan interest rate increased to 5.19% PA and will be recalculated at December 1, 2005. The Bank will review the new credit facility annually; the next review is scheduled to occur no later than November 30, 2005. The credit lines are terminable by the Bank at any time as to undrawn amounts. In addition, we are required to comply with certain financial covenants, and as of June 30, 2005, we were in default of three financial covenants. We obtained a waiver from the Bank.

In addition to the outstanding borrowings at June 30, 2005, we had approximately $440 outstanding under advised letters of credit. As a result, at June 30, 2005, we had approximately $3,190 available for future borrowings. During fiscal 2005, the Company and HSBC informally agreed to consolidate the four credit lines into one advised credit line totaling $13,600. As a result, the $9,970 of advances had not been allocated to each individual credit line. Because the Company and the Bank had not determined the amount of loans that are available to be converted into 60 month term loans, the entire advised credit facility was classified as current.

As previously disclosed, we entered into agreements with Tris for the development and delivery of over thirty new Technical Packages. The combined costs of these two agreements will approximate $6,750 of which we have paid $1,400 as of June 30, 2005. The balance on one agreement of $2,750 could be paid within three years. The second agreement has a balance of $2,600 and is scheduled to be paid within two years.

Future cash flows could be aided by utilization of our available Federal net operating loss carryforwards ("NOLs"). At June 30, 2005 the Company had remaining Federal NOLs of approximately $13,000 and State NOLs of approximately $12,440 expiring through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited. Approximately $6,750 of these NOL’s are available in fiscal 2006, and utilization of $6,250 of these NOL’s is limited and becomes available after fiscal 2006. The limitations lapse at the rate of $2,690 per year, through fiscal 2009.

In order to finance our expansion plan, we were utilizing our $21,000 advised line of credit obtained from HSBC Bank. We will have to spend a significant amount of money on research and development to continue our expansion plan and have already begun to do so.

While we continued to rely on this advised credit line, continuing with our expansion plan will be dependent on our ability to raise additional capital through either additional debt financing or through an equity investment, the availability of which cannot be assured. If we are unable to obtain sufficient funds, we will have to either delay or scale back on our expansion plan. However, we do not believe our existing business would be materially adversely affected by such delay or scaling back of our expansion plans.

Accounts Receivable

Our accounts receivable at June 30, 2005 was $7,664 as compared to $6,850 at June 30, 2004. The average annual turnover ratio of accounts receivable to net sales for the fiscal years ended June 30, 2005 and 2004 was 5.5 and 6.8 turns, respectively. As our turns are calculated on an annual average, the decrease is primarily the result of credit terms for new larger customers as well as when sales are recognized during the periods. Our accounts receivable continue to have minimal risk with respect to bad debts; however this trend cannot be assured.

Inventory

At June 30, 2005, our inventory was $8,941 as compared to $5,530 at June 30, 2004. We believe the increase in inventory is necessary in order to maintain our future planned growth and overall customer demands. Our turnover of inventory for the years ended June 30, 2005 and 2004 was 4.3 and 6.2, respectively. Our inventory is current, there are no reserves for obsolescence.

Accounts Payable

Accounts payable, accrued expenses and other liabilities, in the aggregate, increased approximately $1,680, to $6,233 at June 30, 2005 from $4,545 at June 30, 2004, primarily attributable to the increase in inventory.

Cash and Cash Equivalents

During the year ended June 30, 2005, cash and cash equivalents decreased $2,348 from $2,884 at June 30, 2004 to $536 at June 30, 2005, primarily, among other factors: (i) net uses of cash for components of working capital of $3,370; (iii) cash used for the acquisition of new machinery, equipment, renovations and enhancements of the facility in Yaphank, NY, aggregating $8,110 and (iii) investment in APR, LLC of $1,023. Offset by funds received from: (i) net bank borrowings of $9,210; (ii) proceeds from the exercise of stock options of $630.

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

Revenue Recognition

We recognize product sales revenue upon the shipment of product, when estimated provisions for chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these provisions are presented in the consolidated financial statements as reductions to revenues. Accounts receivable are presented net of allowances relating to the above provisions.

We purchase raw materials from two suppliers, which are manufactured into finished goods and sold back to such suppliers as well as to other customers. We can and do purchase raw materials from other suppliers. Pursuant to Emerging Issues Task Force, (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recorded sales to, and purchases from, these suppliers on a gross basis. Sales and purchases were recorded on a gross basis since we (i) has a risk of loss associated with the raw materials purchased, (ii) converts the raw material into a finished product based upon our specifications, (iii) has other sources of supply of the raw material, and (iv) has credit risk related to the sale of such product to the suppliers. These factors among others, qualify us as the principal under the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” If the terms and substance of the arrangement change, such that we no longer qualify to report these transactions on a gross reporting basis, our net income and cash flows would not be affected. However, our sales and cost of sales would both be reduced by a similar amount.  These purchase and sales transactions are recorded at fair value in accordance with EITF Issue 04-13 "Accounting for Purchase and Sales of Inventory with the Same Counterparty."

Sales Incentives

In the current year we offered a sales incentive to one of our customers in the form of an incentive volume price adjustment. We account for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). The terms of this volume based sales incentive require the customer to purchase a minimum quantity of our products during a specified period of time. The incentive offered is based upon a fixed dollar amount per unit sold to the customer. We made an estimate of the ultimate amount of the incentive the customer will earn based upon past history with the customer and other facts and circumstances. We have the ability to estimate this volume incentive price adjustment, as there does not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive is recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01- 9, we record the provision for this sales incentive when the related revenue is recognized. The accrual for sales incentives at June 30, 2006 was approximately $3,400 and reported as deferred revenue on our balance sheet. Our sales incentive liability may prove to be inaccurate, in which case we may have understated or overstated the provision required for these arrangements. Therefore, although we make a best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customer, could have significant impact on our liability for sales incentives and our reported operating results.

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

Income Taxes

We account for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Our net deferred tax asset at June 30, 2006 was $6,170 and $4,413 at June 30, 2005.

Research and Development

Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” research and development costs are expensed as incurred or at the date payment of non-refundable amounts become due, whichever occurs first. Research and development costs, which consist of salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, raw materials used specifically in the development of its new products and bioequivalence studies. Pre-approved milestone payments due under contract research and development arrangements are expensed when the milestone is achieved.

Stock Based Compensation

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified-prospective-transition method. As a result, our net income before taxes for the year ended June 30, 2006 is $1,195, lower than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Years Ended June 30, 2005 and 2004
Prior to July 1, 2005, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). We did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Accounts Receivable and Chargebacks
Accounts receivable are comprised of amounts owed to us through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns and customer chargebacks. Allowances for doubtful accounts were approximately $101 and $66 at June 30, 2006 and June 30, 2005, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for customer chargebacks were $2,315 and $425 at June 30, 2006 and June 30, 2005, respectively. We sell some of its products indirectly to various government agencies referred to below as “indirect customers.” We enter into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. We will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by our wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. We continually monitor the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

Recent New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a material effect on its consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on our consolidated financial statements.

In June 2005, the EITF issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19." EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF 05-2 did not have a material impact on our consolidated financial statements.

In September 2005, the FASB ratified EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value.  The adoption of EITF 04-13 did not have a material impact on our consolidated financial statements.

In September 2005, the FASB ratified the EITF’s Issue No. 05-7, “Accounting for Modifications toConversion Options Embedded in Debt Instruments and Related Issues” (EITF 05-7”), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The statement will be effective for accounting modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-7 did not have a material impact on our consolidated financial statements.

In September 2005, the FASB ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”), which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The statement will be effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on our consolidated financial statements.

In September 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classifications and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of ours. Therefore, the FSP does not have an impact on our consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”,to provide guidance on determining the grant date for an award as defined in SFAS No.123(R). This FSP stipulated that assuming all other criteria in the grant definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short period of time from the date of approval. We have applied the principles set forth in the FSP upon the adoption of SFAS No. 123(R).

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FAS 123(R)-3 provides that companies may elect to use a specified alternative method to calculate the historical pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123 (R). The option to use the alternative method is available regardless of whether SFAS No. 123 (R) was adopted using the modified prospective or modified retrospective application transition method, and whether it is has the ability to calculate its pool of excess tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123 (R). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123 (R). FAS 123(R)-3 became effective after November 10, 2005. The adoption of FAS 123(R)-3 did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued No.123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, to address the classifications of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), “Share-Based Payment”. Our Option Plans have no cash settlement provisions. Therefore, this FSP currently does not have an impact on our consolidated financial statements or its measurements of stock-based compensation in accordance with SFAS No. 123(R).

In February 2006, the FASB issued SFAS No. 155 ''Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140'', (''SFAS 155''). SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SFAS No. 155 will have on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. We are currently evaluating the effect that adopting this statement will have on our consolidated financial statements.

In June 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on our consolidated financial statements.

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

ITEM7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
(In Thousands, except per Share Data)

As of this filing, our principal financial instrument is a $34,000 credit facility, consisting of a real property mortgage of $12,000, two machinery and equipment lines aggregating $7,000 and a revolving credit line of a maximum of $15,000, subject to a certain asset levels. The original amount of the credit facility and the revolving credit facility was $41,500. Under the terms of the WFBC agreement, three stockholders, all related to our Chairman of the Board of Directors, one of whom is the our Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. We were required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of the sale of $10,000 of Series B-1 convertible preferred stock in May 2006, the credit facility and the limited personal guarantees were reduced by $4,250 and $3,670, respectively. In September, 2006 we consummated a $10,000 sale of a Series C-1 Convertible preferred stock, which will further reduce the credit facility by $3,250 and eliminate the balance of the personal pledges of marketable securities of $3,830. After the reductions described above, the maximum availability of the revolving credit facility will be $15,000.

At June 30, 2006, total obligations to our bank pertaining to the credit facility described above were: (i) approximately $11,734 real property term loan; and (ii) $3,833 owing on the machinery and equipment lines.

With respect to the real property term loan and the machinery and equipment loans, we entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at June 30, 2006 was approximately $98.

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

At the conclusion of the period ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company, required to be disclosed in this report.

Our independent registered accounting firm Marcum & Kliegman, LLP (“MK”), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2005, MK had discovered conditions which they deemed to be significant deficiencies, (as defined by standards established by the Public Company Accounting Oversight Board) in our financial statement closing process. The significant deficiencies related to the performance of processes and procedures for the period end closing process and its review by internal accounting personnel. Management informed MK and the Audit Committee that it added additional personnel and modified its controls over the financial statement closing process as to prevent a reoccurrence of this deficiency and continues to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the section entitled "Directors and Executive Officers of the Registrant " of the 2006 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation " of the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters " of the 2006 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease

Our 100,000 square foot facility at 75 Adams Avenue in Hauppauge, New York is owned by Sutaria Family Realty, LLC which is owned by Perry Sutaria, Raj Sutaria and Mona Rametra.No third party assessment or appraisal of the lease was made at the time it was entered into or at any subsequent time. Interpharm, Inc. is obligated to pay minimum annual rent of $480,000, plus property taxes, insurance, maintenance and other expenses related to the leased facility. Upon a change in ownership of the Company, which effectively occurred on May 30, 2003 the landlord is entitled to increase the rents to fair market value and every three years thereafter. Although entitled to receive fair market value for the property as determined by an independent appraisal, through August 2006 the rents have remained the same, which is below market value for similar space in the local area. There are no tenants in the building other than us.

Investment in APR, LLC.

In February and April 2005, we purchased 5.0 Class A membership interests (“Interests”) from each of Cameron Reid (“Reid”), the Company’s Chief Executive Officer, and John Lomans (“Lomans”), who has no affiliation with us, for an aggregate purchase price of $1,022,500 (including costs of $22,500) of APR, LLC, a Delaware limited liability company primarily engaged in the development of complex bulk pharmaceutical products (“APR”). The purchases were made pursuant to separate Class A Membership Interest Purchase Agreements dated February 16, 2005 between us and Reid and Lomans (the “Purchase Agreements”). At the time of the purchases, Reid and Lomans owned all of the outstanding Class A membership interests of APR, which had outstanding 100 Class A membership interests and 100 Class B membership interests. The two classes of membership interests have different economic and voting rights, and the Class A members have the right to make most operational decisions. The Class B interests are held by one of our major customers and suppliers. As a result, we currently own 10 Interests out of the 100 Interests now outstanding.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of the 2006 Proxy Statement.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)  FINANCIAL STATEMENTS

The following financial statements of Interpharm Holdings, Inc., are included herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2006 and June 30, 2005

Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004

Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Comprehensive (Loss) Income for the years ended June 30, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004

(3) EXHIBITS

Number	Description

3.1	Certificate of Incorporation of the Company; (1)
3.2	Certificate of Amendment of Certificate of Incorporation, filed October 21, 1992; (1)
3.3	By-laws of the Company; (1)
3.4	Certificate of Amendment of Certificate of Incorporation, filed December 22, 1992; (1)
3.5	Certificate of Powers, Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock; (1)
3.6	Certificate of Powers, Designations, Preferences and Rights of the Series B-1 Convertible Preferred Stock; (6)
3.7	Certificate of Powers, Designations, Preferences and Rights of the Series C-1 Convertible Preferred Stock;
4.7	Form of Common Stock Certificate; (1)
4.9	Form of Preferred Stock Certificate; (1)
10.3	Form of Employment Agreements for Interpharm Holdings, Inc. employees (3);
10.6	Supply Agreement between Interpharm Holdings, Inc. and Tris Pharma, Inc. for Development of Liquid Products (5);
10.7	February 24, 2005 Agreement between Interpharm Holdings, Inc. and Tris Pharma, Inc. for development of Solid Products (5);
10.8	July 6, 2005 amendment to February 24, 2005 Agreement between Interpharm Holdings, Inc. and Tris Pharma, Inc. for development of Solid Products (5);
10.9	Supply Agreement between Interpharm Holdings, Inc. and Centrix Pharmaceutical, Inc. (4)
21.1	List of Subsidiaries;
23.1	Consent of Marcum & Kliegman, LLP;
31.1	Certification of Cameron Reid pursuant to Exchange Act Rules 13a-15(d) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2	Certification of George Aronson pursuant to Exchange Act Rules 13a-15(d) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

Footnotes:

1.	Incorporated by reference from Registration Statement on Form SB-2 registration no. 33-54356 filed by the Company with the Securities and Exchange Commission on November 9, 1992.

2.	Annexed to our Current Report on Form 8-K filed on November 26, 2002 and incorporated herein by reference;

3.	Annexed to our Transition Report on Form 10-K filed on September 29, 2003 and incorporated herein by reference.

4.	Annexed to our Current Report on Form 8-K filed on July 18, 2005 and incorporated herein by reference.

5.	Annexed to our Annual Report on Form 10-K filed on September 28, 2005 and incorporated herein by reference.

6.	Annexed to our Current Report on Form 8-K filed on June 2, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPHARM HOLDINGS, INC.

Date: September 28, 2006	By:	/s/ Cameron Reid
Cameron Reid, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George Aronson	September 28, 2006
George Aronson, Chief Financial Officer

/s/ Bhupatlal K. Sutaria	September 28, 2006
Bhupatlal K. Sutaria, President and Treasurer

/s/ Dr. Maganlal K. Sutaria	September 28, 2006
Dr Maganlal K. Sutaria, Chairman of the Board of Directors

/s/Stewart Benjamin	September 28, 2006
Stewart Benjamin, Director

/s/David Reback	September 28, 2006
David Reback, Director

/s/ Kennith C Johnson	September 28, 2006
Kennith C Johnson, Director

/s/ Rick Miller	September 28, 2006
Rick Miller, Director

/s/ Joan Neuscheler	September 28, 2006
Joan Neuscheler

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2006, 2005 and 2004

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Audit Committee of
Interpharm Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Interpharm Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive (loss) income and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpharm Holdings, Inc. and Subsidiaries at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP
Melville, New York
September 22, 2006

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	June 30,
	2006	2005
CURRENT ASSETS
Cash	$1,438	$536
Accounts receivable, net	13,592	7,664
Inventories	8,706	8,941
Prepaid expenses and other current assets	1,936	1,156
Deferred tax assets	1,321	87

Total Current Assets	26,993	18,384

Land, building and equipment, net	29,069	21,872
Deferred tax assets	4,849	4,326
Investment in APR, LLC	1,023	1,023
Other assets	933	785

TOTAL ASSETS	$62,867	$46,390

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,
	2006	2005
CURRENT LIABILITIES
Current maturities of long-term debt	$1,686	$10,340
Accounts payable, accrued expenses and other liabilities	12,650	6,233
Deferred revenue	3,399	--

Total Current Liabilities	17,735	16,573

OTHER LIABILITIES
Long-term debt, less current maturities	13,952	6,691
Other liabilities	125	15

Total Other Liabilities	14,077	6,706

TOTAL LIABILITIES	31,812	23,279

COMMITMENTS AND CONTINGENCIES

Series B-1 Redeemable Convertible Preferred Stock: 15,000 shares authorized; issued and outstanding - 10,000 at June 30, 2006; liquidation preference of $10,000	8,225	--

STOCKHOLDERS’ EQUITY
Preferred stocks, 10,000 shares authorized; issued and outstanding - 5,141 and 6,608, respectively; aggregate liquidation preference of $4,291 and $5,483, respectively	51	66
Common stock, $0.01 par value,70,000 shares authorized; shares issued - 64,537 and 32,339 respectively	645	323
Additional paid-in capital	26,059	19,382
Stock subscription receivable	(90)	--
Accumulated other comprehensive loss	98	--
Unearned stock based compensation	(1,863)	--
Retained (deficit) earnings	(2,070)	3,340

TOTAL STOCKHOLDERS’ EQUITY	22,830	23,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,867	$46,390

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended June 30,
	2006	2005	2004

SALES, Net	$63,355	$39,911	$41,100

COST OF SALES (including related party rent expense of $408)	45,927	30,839	31,305

GROSS PROFIT	17,428	9,072	9,795

OPERATING EXPENSES
Selling, general and administrative	11,449	5,092	4,124
Related party rent	72	72	72
Research and development	10,674	4,003	538
TOTAL OPERATING EXPENSES	22,195	9,167	4,734
OPERATING (LOSS) INCOME	(4,767)	(95)	5,061

OTHER INCOME (EXPENSES)
Gain on sale of marketable securities	--	9	--
Loss on sale of fixed asset	(5)	--	--
Interest expense	(719)	(136)	(21)
Interest and other income	1	--	69
TOTAL OTHER (EXPENSES) INCOME	(723)	(127)	48
(LOSS) INCOME BEFORE INCOME TAXES	(5,490)	(222)	5,109

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,700)	(73)	1,986

NET (LOSS) INCOME	(3,790)	(149)	3,123

Series B-1 preferred stock beneficial conversion feature	1,418	--	--
Preferred stock dividends	312	166	360

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,520)	$(315)	$2,763

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic (loss) earnings per share	$(0.15)	$(0.01)	$0.16
Diluted (loss) earnings per share	$(0.15)	$(0.01)	$0.04

Basic weighted average shares outstanding	36,521	25,684	17,595
Diluted weighted average shares and equivalent shares outstanding	36,521	25,684	68,637

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional	Stock	Unearned Stock Based	Accumulated Other Compre- hensive	Retained			Total Stock- holders
	Shares	Amount	Shares	Amount	Paid-In Capital	Subscription Receivable	Compen- sation	Income (Loss)	Earnings (Deficit)	Shares	Amount	Equity
BALANCE - June 30, 2003	7,301	$73	15,672	$157	$12,355	$--	$--	$12	$669	624	$(798)	$12,468

Shares issued for options and warrants exercised	--	--	3,535	35	3,485			--	--	--	--	3,520
Tax benefit in connection with exercise of stock options	--	--	--	--	3,679			--	--	--	--	3,679
Adjustments related to reverse merger	--	--	4	--	4			--	--	--	--	4
Conversion of Series J preferred stock	(105)	(1)	105	1	--			--	--	--	--	--
Conversion of Series K preferred stock	(293)	(3)	6,275	63	(60)			--	--	--	--	--
Unrealized loss on marketable securities, net	--	--	--	--	--			(12)	--	--	--	(12)
Net income	--	--	--	--	--	--	--	--	3,123	--	--	3,123
BALANCE - June 30, 2004	6,903	69	25,591	256	19,463	--	--	--	3,792	624	(798)	22,782

Shares issued for options exercised	--	--	1,097	11	617			--	--	--	--	628
Tax benefit in connection with exercise of stock options	--	--	--	--	153			--	--	--	--	153
Conversion of Series C preferred stock	(2)	--	--	--	--			--	--	--	--	--
Conversion of Series K preferred stock	(293)	(3)	6,275	62	(59)			--	--	--	--	--
Retirement of treasury stock	--	--	(624)	(6)	(792)			--	--	(624)	798	--
Dividends declared - Series A-1	--	--	--	--	--			--	(303)	--	--	(303)
Net loss	--	--	--	--	--	--	--	--	(149)	--	--	(149)
BALANCE - June 30, 2005	6,608	66	32,339	323	19,382	--	--	--	3,340	--	--	23,111

Redemption of Series A preferred stock	(1)	--	--	--	--	--	--	--	--	--	--	--
Conversion of Series C preferred stock	(1)	--	--	--	--	--	--	--	--	--	--	--
Conversion of Series K preferred stock	(1,465)	(15)	31,373	314	(299)	--	--	--	--	--	--	--
Common stock subscribed	--	--	125	1	132	(133)	--	--	--	--	--	--
Collections on common stock subscribed	--	--	--	--	--	43	--	--	--	--	--	43
Dividends declared - Series A-1	--	--	--	--	--	--	--	--	(124)	--	--	(124)
Series B-1 Preferred beneficial conversion feature	--	--	--	--	1,418	--	--	--	(1,418)	--	--	--
Accrued dividends - Series B-1	--	--	--	--	--	--	--	--	(78)	--	--	(78)
Fair value of unvested stock options upon adoption of FAS 123 (R)	--	--	--	--	2,739	--	(2,739)	--	--	--	--	--
Fair value of stock options issued	--	--	--	--	311	--	(311)	--	--	--	--	--
Forfeiture of performance based options	--	--	--	--	(194)	--	194	--	--	--	--	--
Fair value of warrants issued	--	--	--	--	1,704	--	--	--	--	--	--	1,704
Modification of previously issued stock based compensation	--	--	--	--	202	--	(202)	--	--	--	--	--
Amortization of unearned stock based compensation	--	--	--	--	--	--	1,195	--	--	--	--	1,195
Shares issued for options exercised	--	--	700	7	470	--	--	--	--	--	--	477
Tax benefit in connection with exercise of options	--	--	--	--	79	--	--	--	--	--	--	79
Stock options issued in settlement of contractual obligations	--	--	--	--	115	--	--	--	--	--	--	115
Change in fair value of interest rate swap	--	--	--	--	--	--	--	98	--	--	--	98
Net loss	--	--	--	--	--	--	--	--	(3,790)	--	--	(3,790)

BALANCE - June 30, 2006	5,141	$51	64,537	$645	$26,059	$(90)	$(1,863)	$98	$(2,070)	--	$--	$22,830

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended June 30,
	2006	2005	2004

NET (LOSS) INCOME	$(3,790)	$(149)	$3,123

OTHER COMPREHENSIVE (LOSS) INCOME
Change in fair value of interest rate swap	98	--	--
Unrealized gain (loss) on marketable securities, net	--	--	(12)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(3,692)	$(149)	$3,111

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,790)	$(149)	$3,123
Adjustments to reconcile net (loss) income to net cash provided by (used in ) operating activities:
Loss on sale of marketable securities	--	(9)	--
Depreciation and amortization	1,534	1,248	886
Deferred tax (benefit) expense	(1,678)	(78)	1,999
Amortization of unearned stock based compensation	1,195	--	--
Excess tax benefit from exercise of stock options
Provision for doubtful accounts	46	--	40
Loss (gain) on disposal of equipment	5	--	(3)
Changes in operating assets and liabilities:	4,591	--	--
Accounts receivable	(5,974)	(814)	(1,960)
Inventories	235	(3,411)	(947)
Prepaid expenses and other current assets	(780)	(703)	(229)
Deferred revenue	3,399	--	--
Accounts payable, accrued expenses and other liabilities	6,688	1,563	(783)

TOTAL ADJUSTMENTS	4,591	(2,204)	(997)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	801	(2,353)	2,126

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	--	46	--
Payments for deposits	(1,309)	(561)	(178)
Proceeds from notes receivable	--	--	1,524
Proceeds from sale of equipment	--	--	19
Investment in APR, LLC	--	(1,023)	--
Purchases of land, building and equipment	(6,833)	(8,112)	(4,425)

NET CASH USED IN INVESTING ACTIVITIES	$(8,142)	$(9,650)	$(3,060)

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended June 30,
	2006	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank line of credit, net	$(1,315)	$(425)	$(2,102)
Proceeds from long-term debt	570	9,970	--
Repayments of long-term debt	(776)	(339)	--
Proceeds from sale of Series B-1 preferred stock and warrants, net	9,928	--	--
Payment of Series A-1 preferred stock dividends	(248)	(179)	--
Collections on stock subscription receivable	43	--	--
Payment of financing costs	(515)	--	--
Cash received in reverse merger transaction	--	--	64
Proceeds from options and warrants exercised	477	627	3,520
Excess tax benefit from exercise of stock options	79	--	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,164	9,654	1,482

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	902	(2,349)	548

CASH AND CASH EQUIVALENTS - Beginning	536	2,885	2,336

CASH AND CASH EQUIVALENTS - Ending	$1,438	$536	$2,884

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended June 30,
	2006	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$657	$99	$21
Income Taxes	$15	$61	$110

Non-Cash Investing and Financing Activities:
Tax benefit in connection with exercise of stock options	$79	$153	$3,619

Mortgage loan utilized to acquire new facility	$--	$--	$7,400

Issuance of common stock in exchange for subscription receivable	$133	$--	$--

Acquisition of machinery and equipment in exchange for capital lease payable	$128	$--	$--

Declaration of Series A-1 preferred dividends:	$124	$303	$--

Accrual of Series B-1 preferred dividends	$78	$--	$--

Repayment of debt with proceeds from new credit facility	$20,445	$--	$--

Change in fair value of interest rate swap	$98	$--	$--

Conversion of preferred stock to common stock:
Series C	$--	$2	$--
Series K	$15	$3	$3

Net assets obtained in reverse merger transaction	$--	$--	$4

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business
Interpharm Holdings, Inc. and Subsidiaries (the “Company”), through one of its wholly-owned subsidiaries, Interpharm, Inc., is in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products for wholesale distribution throughout the United States. The majority of the Company’s sales have been derived from sales of Ibuprofen tablets in both over-the-counter and prescription strength.

Principles of Consolidation
The consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its wholly-owned subsidiaries are prepared in accordance with accounting principles generally accepted in the U.S. The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of inter-company accounts and transactions.

Revenue Recognition
The Company recognizes product sales revenue upon the shipment of product, when estimated provisions for chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these provisions are presented in the consolidated financial statements as reductions to revenues. Accounts receivable are presented net of allowances relating to the above provisions.

The Company purchases raw materials from two suppliers, which are manufactured into finished goods and sold back to such suppliers as well as to other customers. The Company can, and does, purchase raw materials from other suppliers. Pursuant to Emerging Issues Task Force, (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the Company recorded sales to, and purchases from, these suppliers on a gross basis. Sales and purchases were recorded on a gross basis since the Company (i) has a risk of loss associated with the raw materials purchased, (ii) converts the raw material into a finished product based upon Company developed specifications, (iii) has other sources of supply of the raw material, and (iv) has credit risk related to the sale of such product to the suppliers. For the years ended June 30, 2006, 2005 and 2004, the Company purchased raw materials from the two suppliers totaling approximately $10,608, $9,251 and $12,367, respectively, and sold finished goods to such suppliers totaling approximately $6,110, $17,414, and $22,625, respectively. These purchase and sales transactions are recorded at fair value in accordance with EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”

Sales Returns and Allowances
At the time of sale, the Company records estimates for various costs, which reduce product sales. These costs include estimates of chargebacks and other sales allowances. In addition, the Company records allowances for rebates, including Medicaid rebates and shelf-stock adjustments when the conditions are appropriate. Estimates for sales allowances such as chargebacks are based on a variety of factors including actual return experience of that product or similar products, rebate arrangements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with the Company. Actual experience associated with any of these items may be different than the Company’s estimates. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

Sales Incentives
In the current year the Company has offered a sales incentive to one of its customers in the form of an incentive volume price adjustment. The Company accounts for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). The terms of this volume based sales incentive require the customer to purchase a minimum quantity of the Company's products during a specified period of time. The incentive offered is based upon a fixed dollar amount per unit sold to the customer. The Company makes an estimate of the ultimate amount of the incentive the customer will earn based upon past history with the customer and other facts and circumstances. The Company has the ability to estimate this volume incentive price adjustment, as there does not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive is recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01- 9, the Company records the provision for this sales incentive when the related revenue is recognized. The accrual for sales incentives at June 30, 2006 was approximately $3,400 and reported as deferred revenue on the Company’s balance sheet. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customer, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results.

Earnings Per Share
Basic earnings per share (“EPS”) of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net income for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks. In accordance with EITF Issue No. 03-6, “Participating Securities and the Two-Class Method Under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share,” in periods when there is a net income, the Company uses the two-class method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method is used to calculate the effect of the participating Series K on diluted EPS. In periods when there is a net loss, the effect of the participating Series K is excluded from both basic and diluted EPS.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. At June 30, 2006, and from time to time, the Company maintains cash balances in excess of the FDIC insurance limit.

Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

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

Capitalization of Interest and Other Costs
The Company capitalizes interest on borrowings and certain other direct costs during the active construction period of major capital projects. Capitalized costs are added to the cost of the underlying assets and will be depreciated over the useful lives of the assets. In connection with its capital improvements to the Brookhaven, NY facility, the Company capitalized approximately $907 and $343, including interest approximating $517 and $252, during the fiscal years ended June 30, 2006 and 2005, respectively.

Comprehensive (Loss) Income
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” the Company reports comprehensive (loss) income in addition to net (loss) income. Comprehensive (loss) income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net (loss) income.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, deferred tax asset valuations, reserve for chargebacks, deferred revenue and inventory overhead costing estimates.

Derivative Instruments
The Company uses derivative instruments on a limited basis, principally to manage its exposure to changes in interest rates. Derivative instruments are recorded at their fair value on the balance sheet, while changes in the fair value of the instrument are included in other comprehensive income.

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

Income Taxes
The Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated income tax return.

Shipping Costs
The Company’s shipping and handling costs are included in selling, general and administrative expenses. For the years ended June 30, 2006, 2005 and 2004, shipping and handling costs approximated $668, $434, and $419, respectively.

Research and Development
Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” research and development costs are expensed as incurred or at the date payment of non-refundable amounts become due, whichever occurs first. Research and development costs, which consist of salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, raw materials used specifically in the development of its new products and bioequivalence studies. Pre-approved milestone payments due under contract research and development arrangements are expensed when the milestone is achieved.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)
NOTE 1 - Summary of Significant Accounting Policies, continued

Concentrations and Fair Value of Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 13. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded value.

Reclassification
Certain accounts in the prior period’s financial statements have been reclassified for comparative purposes to conform with the presentation in the current period’s financial statements. These reclassifications have no effect on previously reported operations.

Stock Based Compensation
Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified-prospective-transition method. As a result, the Company’s net income before taxes for the year ended June 30, 2006 is $1,195 lower than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Years Ended June 30, 2005 and 2004
Prior to July 1, 2005, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

Years Ended June 30, 2005 and 2004, continued

	Year Ended June 30,
	2005	2004
Net (loss) income as reported	$(149)	$3,123

Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of income tax	7,600	804

Pro forma	$(7,749)	$2,319

Basic net (loss) earnings per share
As reported	$(0.01)	$0.16
Pro forma	$(0.30)	$0.15

Diluted net (loss) earnings per share
As reported	$(0.01)	$0.04
Pro forma	$(0.30)	$0.04

For the year ended June 30, 2005, the fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 106% to 131% (2) risk-free interest rate ranging from 4.25% to 5.58% and (3) expected average lives of 10 years.

For the year ended June 30, 2004, the fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 126% to 135%, (2) risk-free interest rates ranging from 4.25% to 4.50% and (3) expected average lives of 10 years.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 will have a material effect on its consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's consolidated financial statements.

In June 2005, the EITF issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19." EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF 05-2 did not have a material impact on the Company's consolidated financial statements.

In September 2005, the FASB ratified EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value.  The adoption of EITF 04-13 did not have a material impact on the Company's consolidated financial statements.

In September 2005, the FASB ratified the EITF’s Issue No. 05-7, “Accounting for Modifications to
Conversion Options Embedded in Debt Instruments and Related Issues” (EITF 05-7”), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The statement will be effective for accounting modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-7 did not have a material impact on the Company's consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, continued
In September 2005, the FASB ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”), which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The statement will be effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on the Company's consolidated financial statements.

In September 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classifications and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of the Company. Therefore, the FSP does not have an impact on the Company’s consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”,to provide guidance on determining the grant date for an award as defined in SFAS No.123(R). This FSP stipulated that assuming all other criteria in the grant definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short period of time from the date of approval. The Company has applied the principles set forth in the FSP upon the adoption of SFAS No. 123(R).

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FAS 123(R)-3 provides that companies may elect to use a specified alternative method to calculate the historical pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123 (R). The option to use the alternative method is available regardless of whether SFAS No. 123 (R) was adopted using the modified prospective or modified retrospective application transition method, and whether it is has the ability to calculate its pool of excess tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123 (R). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123 (R). FAS 123(R)-3 became effective after November 10, 2005. The adoption of FAS 123(R)-3 did not have a material impact on the Company’s consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

In February 2006, the FASB issued No.123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, to address the classifications of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), “Share-Based Payment”. The Company’s Option Plans have no cash settlement provisions. Therefore, this FSP currently does not have an impact on its consolidated financial statements or its measurements of stock-based compensation in accordance with SFAS No. 123(R).

In February 2006, the FASB issued SFAS No. 155 ''Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140'', (''SFAS 155''). SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS No. 155 will have on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on its consolidated financial statements.

In June 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on its consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

NOTE 2 - Accounts Receivable

Accounts receivable are comprised of amounts owed to the Company through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns and customer chargebacks. Allowances for doubtful accounts were approximately $101 and $66 at June 30, 2006 and June 30, 2005, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for customer chargebacks were $2,315 and $425 at June 30, 2006 and June 30, 2005, respectively. The Company sells some of its products indirectly to various government agencies referred to below as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

The changes in the allowance for doubtful accounts are summarized as follows:

	Year Ended June 30,
	2006	2005
Beginning balance	$66	$74
Provision for doubtful accounts	46	--
Charge-offs	(11)	(8)

Ending balance	$101	$66

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 2 - Accounts Receivable, continued

The changes in the allowance for customer chargebacks, discounts and other credits that reduced gross revenue for each of the fiscal years ended June 30, 2006 and 2005:

	Year Ended June 30,
	2006	2005
Reserve balance - beginning	$425	$630

Actual chargebacks, discounts and other credits taken in the current period (a)	(5,277)	(2,822)

Current provision related to current period sales	7,167	2,617
Reserve balance - ending	$2,315	$425

(a) Actual chargebacks, discounts and other credits are determined based upon the customer’s application of amounts taken against the accounts receivable balance.

NOTE 3 - Inventories

Inventories consist of the following:

	June 30,
	2006	2005
Finished goods	$1,781	$721
Work in process	3,685	5,539
Raw materials	2,928	2,117
Packaging materials	312	564

Total	$8,706	$8,941

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 4 - Land, Building and Equipment

Land, building and equipment consists of the following:

	June 30,		Estimated Useful
	2006	2005	Lives
Land	$4,924	$4,924
Building	12,460	4,492	30 Years
Machinery and equipment	12,643	9,135	5-7 Years
Construction in progress	587	3,976	30 Years
Furniture and fixtures	811	435	5 Years
Leasehold improvements	3,206	2,951	5-15 Years
	34,631	25,913
Less: accumulated depreciation and amortization	5,562	4,041

Land, Building and Equipment, net (a)	$29,069	$21,872

(a) Includes assets not yet placed in service of approximately $4,123 and $9,314 for June 30,
2006 and 2005, respectively.

Depreciation and amortization expense for the years ended June 30, 2006, 2005 and 2004 was approximately $1,534, $1,248 and $886, respectively.

NOTE 5 - Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

	June 30,
	2006	2005
Accrued inventory purchases	$5,734	$3,303
Accrued research and development expenses	2,068	465
Other	4,848	2,465

Total	$12,650	$6,233

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 6 - Debt

Long-term Debt
A summary of the outstanding long-term debt is as follows:

	June 30, 2006	June 30, 2005

Advised credit facility	$--	$9,970
Real estate term loan	11,734	7,061
Machinery and equipment term loans	3,833	--
Capital lease	72	--
	15,639	17,031
Less: amount representing interest on capital lease	1	--
Total long-term debt	15,638	17,031

Less: current maturities	1,686	10,340

Long-term debt, less current maturities	$13,952	$6,691

In March, 2004, the Company obtained a $21,000 credit facility consisting of (i) a $7,400 mortgage loan for the purchase of the Company's second manufacturing plant in Brookhaven, NY; (ii) $8,600 of credit lines primarily to acquire new equipment and for renovations, and (iii) a $5,000 general line of credit. During fiscal 2005, the Company and the Bank informally agreed to consolidate the credit lines into one advised credit line totaling $13,600. As a result, the $13,600 of advances was not allocated to each individual credit line. Because the Company and the Bank did not determine the amount of loans that were available to be converted into 60 month term loans, the $13,000 of advances were classified as current at June 30, 2005.

This credit facility was collateralized by substantially all assets of the Company. At the option of the Company, interest was calculated at (i) LIBOR plus 1.5% for 3 to 36 month periods, or at (ii) the Bank's then fixed prime rate.

On February 9, 2006, the Company entered into a new four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided a maximum credit facility of $41,500 comprised of:

•  $22,500 revolving credit facility
•  $12,000 real estate term loan
•  $ 3,500 machinery and equipment (“M&E”) term loan
•  $ 3,500 additional / future capital expenditure facility

The funds made available through this facility paid down, in its entirety, the $20,445 owed on the previous credit facility.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 6 - Debt, continued

Long-term Debt
The new revolving credit facility borrowing base is calculated as (i) 85% of the Company’s eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Brookhaven, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, the Company is permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of June 30, 2006, there is approximately $2,930 available for additional capital expenditure borrowings.

Under the terms of the WFBC agreement, three stockholders, all related to the Company’s Chairman of the Board of Directors, one of whom is the Company’s Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. The Company was required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon the Company raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of the Company completing the sale of $10,000 of Series B-1 convertible preferred stock in May 2006 (See Note 10), the credit facility and the limited personal guarantees were reduced by $4,250 and $3,670, respectively. In September, 2006 the Company consummated a $10,000 sale of Series C-1 Convertible preferred stock (see Note 16), which will further reduce the credit facility by $3,250 and eliminate the balance of the personal pledges of marketable securities of $3,830. After the reductions described above, the maximum availability of the revolving credit facility will be $15,000.

The revolving credit facility and term loans will bear interest at a rate of the prime rate less 0.5% or, at the Company’s option, LIBOR plus 250 basis points. At June 30, 2006, the interest rate on this debt was 7.75%. Pursuant to the requirements of the WFBC agreement, the Company has put in place a lock-box arrangement. The Company will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

The WFBC credit facility is collateralized by substantially all of the assets of the Company. In addition, the Company is required to comply with certain financial covenants.

With respect to the real estate term loan and the $3,500 M&E loan, the Company entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness  or a need to reassess effectiveness. Fair value of the interest rate swaps at June 30, 2006 was approximately $98 and is included in other assets.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 6 - Debt, continued

Capital Lease
The Company has acquired equipment under a capital lease with annual interest at 3.26% that expires in April 2007. The asset and liability under the capital lease is recorded at the fair value of the asset. The cost of the asset included in machinery and equipment is $128 for the year ended June 30, 2006. The asset is depreciated over its estimated useful life.

Scheduled annual maturities of long-term debt are as follows:

For the Year Ending June 30,	Amount
2007	$1,686
2008	1,614
2009	1,614
2010	10,724

Total	$15,638

NOTE 7 - Related Party Transactions

Rents
The Company leases its business premises (“Premises”) from the Trust, an entity owned directly by one officer and indirectly by another officer of the Company, under a noncancelable lease expiring in October 2019. The Company is obligated to pay minimum annual rent of $480, plus property taxes, insurance, maintenance and other expenses related to the Premises.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 7 - Related Party Transactions, continued

Rents, - continued
Future annual minimum rental payments under this operating lease are as follows:

For the Year Ending June 30,	Amount
2007	$480
2008	480
2009	480
2010	480
2011	480
Thereafter	4,000

Total	$6,400

The lease does not grant the Company the option to purchase the Premises at any time during the lease term nor at its termination, nor will the Company share in any proceeds that may result from sale or disposition of the Premises.

The lease between the landlord and the Company states that upon a change in control of the Company, which effectively occurred on May 30, 2003, the landlord is entitled to increase the rents to fair market value and every three years thereafter. Although entitled to receive fair market value for the property as determined by an independent appraisal, through August 2006 the rent has remained the same, which is below market value for similar space in the local area. There are no tenants in the building other than the Company.

Investment in APR, LLC

In February and April 2005, the Company purchased 5 Class A membership interests (“Interests”) from each of Cameron Reid (“Reid”), the Company’s Chief Executive Officer, and John Lomans (“Lomans”), who has no affiliation with the Company, for an aggregate purchase price of $1,022 (including costs of $22) of APR, LLC, a Delaware limited liability company primarily engaged in the development of complex bulk pharmaceutical products (“APR”). The purchases were made pursuant to separate Class A Membership Interest Purchase Agreements dated February 16, 2005 between the Company and Reid and Lomans (the “Purchase Agreements”). At the time of the purchases, Reid and Lomans owned all of the outstanding Class A membership interests of APR, which had, outstanding, 100 Class A membership interests and 100 Class B membership interests. As a result, the Company owns 10 of the 100 Class A membership Interests outstanding. The two classes of membership interests have different economic and voting rights, and the Class A members have the right to make most operational decisions. The Class B interests are held by one of the Company’s major customers and suppliers.

In accordance with the terms of the Purchase Agreements, the Company has granted to Reid and Lomans each a proxy to vote 5 of the Interests owned by the Company on all matters on which the holders of Interests may vote.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 7 - Related Party Transactions, continued

The Board of Directors approved the purchases of Interests at a meeting held on February 15, 2005, based on an analysis and advice from an independent investment banking firm. Reid did not participate during the Company’s deliberations on this matter. The Company is accounting for its investment in APR pursuant to the cost method of accounting.

NOTE 8 - Income Taxes

The income tax (benefit) expense is comprised of the following:

	Year Ended June 30,
	2006	2005	2004
Current
Federal	$--	$--	$(31)
State	(22)	5	18

Total Current	(22)	5	(13)

Deferred
Federal	(1,739)	(71)	1,785
State	61	(7)	214

Total Deferred	(1,678)	(78)	1,999

(Benefit) Provision for Income Taxes	$(1,700)	$(73)	$1,986

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)
NOTE 8 - Income Taxes, contined

The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Year Ended June 30,
	2006	2005	2004
Statutory U.S. federal tax rate	(34.0)%	(34.0)%	34.0%
State taxes	0.7	(3.0)	3.0
Stock based compensation	1.9	--	--
Permanent differences	0.2	4.0	0.2
Change in valuation allowance	--	--	0.7
Other	0.2	0.3	1.0

Effective income tax rate	(31.0)%	(32.7)%	38.9%

The components of deferred tax assets and liabilities consist of the following:
	June 30,
	2006	2005
Deferred Tax Assets, Current Portion
Capitalized inventory	$31	$19
Receivable allowance and reserves	36	25
Other	50	43
Deferred revenue	1,204	--
Deferred Tax Assets, current	$1,321	$87

Deferred Tax Assets, Non-Current Portion
Other	$45	$47
Stock based compensation	314	--
Investment tax credits	835	600
Net operating loss carryforwards (“NOLs”)	5,068	4,799
	6,262	5,446

Valuation allowance	(884)	(702)
Deferred Tax Assets, Non-Current	5,378	4,744

Deferred Tax Liabilities, Non-Current Portion
Depreciation and amortization	(529)	(418)

Deferred Tax Assets, non-current, net	$4,849	$4,326

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)
NOTE 8 - Income Taxes, continued

During the year ended June 30, 2006 and 2005, stock options were exercised which generated approximately $216 and $413 of income tax deductions, respectively, resulting in tax benefits of approximately $80 and $153, respectively, which were credited to additional paid-in capital.

At June 30, 2006 the Company has remaining Federal NOLs of $14,328 and State NOLs of $13,744 expiring through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited. $10,770 of these NOLs are available in fiscal 2007, and utilization of $3,558 of these NOLs is limited and becomes available after fiscal 2007. The limitations lapse at the rate of $2,690 per year, through fiscal 2009. As of June 30, 2006, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company reserved approximately 25% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

In addition, at June 30, 2006, the Company has approximately $835 of New York State investment tax credit carryforwards, expiring in various years through 2021. These carryforwards are available to reduce future New York State income tax liabilities. However, the Company has reserved 100% of the investment tax credit carryforward, which the Company does not anticipate utilizing.

NOTE 9 - Earnings Per Share

The calculations of basic and diluted EPS are as follows: (in thousands, except share data)
	Year Ended June 30,
	2006	2005	2004
Numerator:
Net (loss) income	$(3,790)	$(149)	$3,123
Less: Preferred stock dividends
Series A	68	--	--
Series A-1	166	166	166
Series B-1	78	--	--
Less: Series B-1 benefical conversion feature	1,418	--	--
Less: Net income attributable to Series K preferred stockholders	--	--	194
Numerator for basic EPS	(5,520)	(315)	2,763

Effect of dilutive securities:
Net income attributable to Series K preferred stockholders	--	166	194

Numerator for diluted EPS	$(5,520)	$(149)	$2,957

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)
NOTE 9 - Earnings Per Share, continued

Denominator:

Denominator for basic EPS weighted average shares outstanding	36,521	25,684	17,595

Effect of dilutive securities:
Convertible Series K preferred stock	--	--	43,461
Convertible Series A, B, B-1, C and J preferred stocks	--	--	11
Stock options	--	--	7,570

Basic EPS	$(0.15)	$(0.01)	$0.16
Diluted EPS	$(0.15)	$(0.01)	$0.04

As of June 30, 2006, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

Common stock outstanding	64,537
Stock options outstanding (see Note 10)	12,083
Warrants outstanding (see Note 10)	2,282
Common stock issuable upon conversion of preferred stocks:
Series A	14
Series A-1 (maximum contingent conversion) (a)	4,855
Series B	1
Series B-1	6,520
Series C	6

Total (b)	90,298

(a)	As described in Note 10, the Series A-1 shares are convertible only if the Company reaches $150,000 in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

(b)
Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through June 15, 2016 (the end of the current vesting and conversion periods).

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 10 - Series B-1 Redeemable Convertible Preferred Stock

On May 15, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Tullis-Dickerson Capital Focus III, L.P. (the “Buyer”). Under the Agreement, the Company agreed to issue and sell to the Buyer, and the Buyer agreed to purchase from the Company, for a purchase price of $10,000 an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“B-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an exercise price of $1.639 per share. The warrants have a five year term. The Series B-1 Stock and warrants sold to the Buyer are convertible and/or exercisable for 8,802 shares of common stock. The B-1 shares are convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the B-1 shareholders have the right to require the Company to redeem all or a portion of the B-1 shares upon the occurrence of certain triggering events, as defined, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event.  At June 30, 2006, the Company has accrued approximately $77,000 of Series B-1 dividends, which was paid in July 2006 through the issuance of approximately 63,000 shares of the Company's common stock.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the B-1 shares as temporary equity and the value ascribed to the B-1 shares upon initial issuance in May 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,704 of the gross proceeds of the sale of B-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,418 to retained earnings (deficit). The non-cash charge measures the difference between the relative fair value of the B-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. The Company is not currently, nor expects in the future to be, in default on its WFBC credit facility (the only redemption feature outside of its control) nor does it plan to redeem the Series B-1 preferred stock. As such the Company believes it is not probable that the Series B-1 preferred stock will become redeemable

In addition, on May 15, 2006, in connection with the sale of the B-1 shares the Company entered into a Registration Rights Agreement with the Buyer. Under the terms of this Registration Rights Agreement the Company is subject to penalties (a) if, within 60 days after a request to do so is made by the holders of such preferred stock, the Company does not timely file with the Securities and Exchange Commission a registration statement covering the resale of shares of its common stock issuable to such holders upon conversion of the preferred stock, (b) if a registration statement is filed, such registration statement is not declared effective within 180 days after the request is made or (c) if after such a registration is declared effective, after certain grace periods the holders are unable to make sales of its common stock because of a failure to keep the registration statement effective or because of a suspension or delisting of its common stock from the American Stock Exchange or other principal exchange on which its common stock is traded. The penalties will accrue on a daily basis so long as the Company is in default of the Registration Rights Agreement as amended. The maximum amount of a registration delay penalty as defined in the Registration Rights Agreement is 18% of the aggregate purchase price of the Buyers registrable securities included in the related registration statement. Unpaid registration delay penalties shall accrue interest at the rate of one and one-half percent (1.5%) per month until paid in full. If the Company fails to get a registration statement effective penalties shall accrue at an amount equal to 1.67% per month of the aggregate purchase price of the Buyers registrable securities included in the related registration statement. If the effectiveness failure continues for more than 180 days the penalty rate shall increase to 3.33% per month. In addition, if the Company fails to maintain the effectiveness of a registration statement, penalties shall accrue at a rate of 3.33% per month of the aggregate purchase price of the registrable securities included in the related registration. The Company is also subject to penalties if there is a failure to timely deliver to a holder (or credit the holder’s balance with Depository Trust Company if the common stock is to be held in street name) a certificate for shares of our common stock if the holder elects to convert its preferred stock into common stock. Therefore, upon the occurrence of one or more of the foregoing events the Company’s business and financial condition could be materially adversely affected and the market price of its common stock would likely decline.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 10 - Series B-1 Redeemable Convertible Preferred Stock, continued

The Company’s Series B-1 redeemable convertible preferred stock is summarized as follows at June 30, 2006:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

15,000	10,000	$100	$10,000

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)
NOTE 11 - Equity Securities

Preferred Stocks
The Company’s preferred stocks consist of the following at June 30, 2006:

		Shares Issued
	Shares	and		Liquidation
	Authorized	Outstanding	Par Value	Preference
June 30, 2006:
Preferred Stocks:
*Series A cumulative convertible	29	7	$--	$688
*Series B convertible	13	2	--	15
*Series C convertible	350	277	3	277
Series A-1 cumulative convertible	5,000	4,855	48	3,311
Total preferred stocks issued and outstanding	5,392	5,141	$51	$4,291

* Classes of preferred stock assumed in the ATEC reverse merger

One condition of the Agreement was to convert all outstanding shares of Series A Cumulative Convertible Preferred Stock (the “Series A”) and Series B Cumulative Convertible Stock (the Series B”) into the Company’s common stock. As such, on June 19, 2006, the Company filed an Information Statement pursuant to Section 14 (c) of the Securities and Exchange Act of 1934, as amended, (the “Information Statement”). The Information Statement informs stockholders of actions to approve the amendments to the Certificate of Incorporation of the Company of actions taken and approved on May 25, 2006, by the holders of (a) voting stock of the Company holding shares entitling such holders to cast more than a majority of the votes entitled to be cast with respect to such actions, (b) a majority of the outstanding shares of Series A and (c) more than two-thirds of the outstanding shares of Series B, to make all of the Series A and Series B convertible into the Company’s common stock. Another condition of the Agreement requires the Company to increase its authorized common shares from 70,000 shares to 150,000 shares.

Originally, each share of Series A was convertible at the option of the holder into shares of common stock at the conversion rate in effect at the time the holder elects to convert. The conversion rate is subject to adjustment upon the occurrence of certain events, including, among other things, subdivisions or combinations of the Company’s common stock, the payment by the Company of stock dividends on the common stock, and the issuance of shares of common stock for a consideration below an amount calculated under a formula. As of June 30, 2006 the conversion rate was approximately 1.6 shares of common stock for each share of Series A.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)
NOTE 11 - Equity Securities, continued

Preferred Stocks, continued
The dividend rate on the Series A is $10.00 per share per year. At June 30, 2006, there were 7 shares of Series A outstanding with accumulated dividends of approximately $757, which could only have been paid when and if declared by the Company’s Board of Directors.

On July 18, 2006, the Company filed an amendment to its Article of Incorporation which had the effect of (i) automatically converting all outstanding shares of the Company’s Series A into two shares of common stock or an aggregate of 8 common shares. A Series A shareholder elected to have his 3 shares canceled. Accordingly, no shares of the Company’s common stock were issued to him as part of this conversion; (ii) eliminating the Series A from the Articles of Incorporation; (iii) automatically converting each of the 2 outstanding shares of the Company’s Series B into one share of common stock thus issuing 2 common shares; and (iv) eliminating the Series B from the Articles of Incorporation.  These amendments were approved by written consent of a majority of the Company’s outstanding common stock and Series A Cumulative Convertible Preferred Stock and by the holder of all of the outstanding Series B Convertible Preferred shares.

In 2003 the Company authorized the satisfaction of loans due to the Company’s then Chief Executive Officer and one of its stockholders, by issuing 5 shares of a Series A-1 cumulative convertible preferred (the Series A-1”). The A-1 shares convert on a 1:1 basis into Company common stock subject to the definitive terms in the list of designations upon (i) the Company reaching $150,000 in sales or (ii) a merger, consolidation, sale of assets or similar transaction. The holders of shares shall not be entitled to any voting rights and have dissolution rights upon liquidation of $0.682 per share. The Series A-1 shares have a cumulative annual dividend of $0.0341 per share. In September 2005 and December 2005, the Board of Directors, declared dividends of $42 and $83, respectively. The declared dividends were cumulative through December 31, 2005. Cumulative declared and unpaid dividends through June 30, 2005 totaling $165 were paid in December, 2005. In June 2006, the Company paid $83 of declared dividends for the period July through December, 2005. As of June 30, 2006 the Company’s Board of Directors had not declared any dividend on the Series A-1 shares for the period January 1, 2006 through June 30, 2006. Such undeclared dividends amounted to $83.

On June 4, 2004, the Company was deemed by AMEX to be in compliance with applicable listing standards, and as a result, a “Triggering Event” occurred. Upon the occurrence of the Triggering Event, the holders of the Series K Convertible preferred shares (the “K shares”) (entities owned by certain relatives of the Company’s Chairman of the Board of Directors), in accordance with a defined formula, converted one seventh or 293 of the K shares into 6,275 restricted shares of the Company’s common stock. The K shares automatically converted a like amount on June 4, 2005. In May 2006 the Company agreed to convert the remaining 1,465 Series K shares into 31,374 restricted common shares. The holders of the K shares have demand registration rights with respect to the common stock to be issued upon conversion. As of June 30, 2006 the former Series K stockholders own or control approximately 50,175 shares or 78% of the total shares outstanding of the Company.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)
NOTE 11 - Equity Securities, continued

Stock Options
In 2003, Interpharm, Inc., as a part of the ATEC reverse merger transaction, assumed options to acquire ATEC’s common stock which were granted previously by ATEC pursuant to two Stock Option Plans. The two option plans are the 1997 Stock Option Plan (“1997 Plan”) and the 2000 Flexible Stock Option Plan (“2000 Plan”). Both plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 1997 Plan provides for the issuance of 6,000 shares of common stock. All options issued, pursuant to the 1997 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in option agreements. As of June 30, 2006, 1,412 options are outstanding under this plan. No additional shares can be granted under this plan.

The 2000 Plan provides for the issuance of 10,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock as of the first day of such calendar year, but in no event, more than 20,000 shares in the aggregate. All options issued, pursuant to the 2000 Plan, cannot have a term greater than ten years. Options granted under the 2000 Plan vest over periods established in option agreements. As of June 30, 2006, the 2000 Plan provides for the issuance of 19,676 shares of common stock. As of that date, 10,671 options are outstanding under this plan.

During the fiscal year ended June 30, 2006, 431 options were granted, as follows:

•	100 performance-based options to employees having exercise prices ranging from $1.24 to $1.26 and which vest 25% June 30, 2006 and each subsequent June 30th through June 30, 2009;
•
245 non performance-based options to employees having an exercise prices ranging from $1.21 to $1.49 and which vest ratably over periods ranging from three to five years from December 31, 2005 to June 30, 2011;

•	8 fully-vested options to a former Director of the Company, having an exercise price of $1.64;
•	78 options were granted in settlement of a contractual obligation.

As consideration for past services provided by an executive officer of the Company who passed away, the Company’s board of directors modified a previous grant of 450 options by immediately vesting the unvested portion as well as extending the date upon which they can be exercised to March, 2009. The Company also granted 100 SARs exercisable at $1.55 and having a maximum cash value of $250 payable to the executive officers’ estate. The SARs are recorded at fair value and are marked to market at each reporting period. At June 30, 2006, the Company recognized approximately $59 as expense. The SARs must be exercised between July 1, 2008 and December 31, 2008.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 11 - Equity Securities, continued

The following table summarizes the options activity for the period July 1, 2003 to June 30, 2006.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at July 01, 2003	12,546	$1.17

Granted	1,444	$4.03
Exercised	(3,478)	$1.04
Forfeited	(23)	$0.94

Outstanding at June 30, 2004	10,489	$1.62

Granted (a)	8,116	$1.53
Exercised	(1,097)	$0.57
Forfeited (a)	(4,854)	$3.29

Outstanding at June 30, 2005	12,654	$1.01

Granted	430	$1.16
Exercised	(700)	$0.68
Forfeited	(301)	$1.44

Outstanding at June 30, 2006	12,083	$1.02	$5,489

(a) Includes 4,854,325 options repriced at June 30, 2005

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2006 grants is derived from historical and other factors. As a policy, the Company issues shares for exercised options upon receipt of the required funds, as stated in the Stock Option Agreement, and a properly executed intent-to-exercise form (Exhibit C of the Stock Option Agreement).

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 11 - Equity Securities, continued

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Prices	At June 30, 2006	Contractual Life	Exercise Price	At June 30, 2006	Exercise Price
$0.45 - $0.68	5,962	6.20	$0.64	4,699	$0.63
$1.21 - $1.99	5,913	6.78	$1.26	5,023	$1.26
$3.13 - $6.80	208	2.17	$5.16	208	$5.16

	12,083	6.42		9,930

For the year ended June 30, 2006, the fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 70% to 75% (2) risk-free interest rate ranging from 4.32% to 5.13% (3) Weighted-average volatility of 74% and (4) expected average lives ranging from 1.5 to 7.5 years.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the year ended June 30, 2006, is summarized as follows:

		Weighted-Average
		Grant- Date
Nonvested Shares	Shares	Fair Value
Nonvested at July 1, 2005	3,656	$0.72
Granted	430	$0.86
Vested	(1,632)	$0.65
Forfeited	(301)	$2.36
Nonvested at June 30, 2006	2,153	$0.75

The total unearned compensation cost of $1,863 for the total nonvested options as of June 30, 2006 of 2,153 will be recognized over a weighted average expected period of 2.28 years.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 12 - 401K Plan

In January 2006, the Company initiated a pre-tax savings plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 100% of the employee pre-tax contributions, up to 3% of the employee’s compensation plus 50% of pre-tax contributions that exceed 3% of compensation, but not to exceed 5% of compensation. The Company may also make profit-sharing contributions in its discretion which would be allocated among all eligible employees, whether or not they make contributions. Company contributions were approximately $128 for the year ended June 30, 2006.

NOTE 13 - Commitments and Contingencies

Legal Proceedings
On June 1, 2006, Ray Vuono (“Vuono”) commenced an action against the Company in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06). Vuono’s complaint against the Company alleges, among other things, that Vuono is entitled to receive additional compensation as a “finder” under an agreement dated July 1, 2002 between Vuono and the Company (then known as Atec Group, Inc.) with respect to a reverse merger transaction consummated by the Company in May 2003. Vuono also alleges that he is entitled to additional compensation under the agreement in respect of a $41,500 credit facility from Wells Fargo Business Credit, Inc. obtained by the Company in February 2006 and the sale for $10,000 of shares of a new series of convertible preferred stock and warrants to purchase common stock of the Company consummated by the Company with Tullis-Dickerson Capital Focus III, L.P. in May 2006. The total amount of damages sought by Vuono in the action is approximately $10,000.

The Company believes that Vuono’s claims are without merit and the Company is vigorously defending the action.

The testing, manufacturing and marketing of pharmaceutical products subject the Company the risk of product liability claims. The Company believes that it maintains an adequate amount of product liability insurance, but no assurance can be given that such insurance will cover all existing and future claims or that it will be able to maintain existing coverage or obtain additional coverage at reasonable rates.

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 13 - Commitments and Contingencies, continued

Significant Contracts - Tris Pharmaceuticals, Inc
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

Further, the Liquids Agreement provides the Company with a perpetual license of all technology and components of the Technical Packages necessary to produce the liquid products that are the subject of the agreement. It also allows the Company the use of the technology for other products in exchange for an additional fee. In the event that Tris delivers twenty-five successful Technical Packages, of which there can be no assurance, the Company will pay Tris approximately $3,000. In accordance with the terms of this agreement, the Company will make payments as various milestones are achieved. In addition, Tris is to receive a royalty of between 10% and 12% of net profits resulting from the sales of each product. The Company is entitled to offset the royalty payable to Tris each year, at an agreed upon rate, to recoup the development fees paid to Tris under the Liquids Agreement.

According to the terms of the second agreement, as amended, for the solid dosage products (“solids”), the Company will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two softgel products. Further, the terms of this amendment will require the Company to pay to Tris $750, based upon various Tris milestone achievements. Some of products included in this agreement, as amended, may require the Company to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500 to Tris, whether or not regulatory approval is obtained for any of the solids products. The agreement for solids also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

In April, 2006, the Company and Tris further amended the solids agreement. This second amendment requires Tris to deliver a Technical Package for one additional solid dosage product. Further, terms of this second amendment will require the Company to pay to Tris an additional $300 after it has paid the initial aggregate amounts associated with the original agreement.

For the years ended June 30, 2006, 2005 and 2004, the Company recorded as research and development expense approximately $2,110, 1,400, and none, respectively, in connection with these agreements. Further, since inception, we have incurred approximately $3,510 of research and development costs associated with the Tris agreements of which the Company has paid $3,375 as of June 30, 2006. The combined costs of these agreements could aggregate up to $7,800. The balance on the liquid agreement of $2,750 could be paid within three years if all milestones are reached. The balance on the solids agreement, as amended, of $1,675 could be paid within two years if all milestones are reached.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 13 - Commitments and Contingencies, continued

Software license
During 2005, the Company entered into a four year software license agreement which will require the Company to make quarterly payments of $29 plus applicable sales taxes through December 31, 2008. Thereafter the Company may opt to remit annual fees in order to maintain a perpetual user’s license.

Future minimum annual payments for the software license are as follows:

For the Year Ended June 30,	Amount
2007	$124
2008	124
2009	62

Total	$310

NOTE 14 - Economic Dependency

Major Customers
The Company had the following customer revenue concentrations for the years ended June 30, 2006, 2005 and 2004:

	Year Ended June 30,
	2006	2005	2004
Customer A	17%	*	*
Customer B	13%	*	*
Customer C	13%	*	*
Customer D	10%	11%	10%
Customer E	*	23%	26%
Customer F	*	22%	29%

* Sales to customers were less than 10%

The Company complies with its supply agreement to sell various strengths of Ibuprofen, and commencing October 2005, various strengths of Naproxen, to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer “D” above.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 14 - Economic Dependency, continued

	Accounts Receivable
	June 30,
	2006	2005
Customer A	$2,374	$2
Customer B	906	1,037
Customer C	5,959	--
Customer D	3,521	1,157
Customer E	494	1,789
Customer F	--	1,862

The table below sets forth sales for those products or classes of products that accounted for 10% or more of our total product sales for the years ended June 30, 2006, 2005 and 2004:

	Year Ended June 30,
	2006	2005	2004
Ibuprofen	$33,836	$27,970	$24,507
Naproxen	9,401	*	4,031
Esterified Estrogen	8,100	--	--
Allopurinol	*	*	5,507
Atenolol	*	4,819	4,270

* Sales of products were less than 10%

Major Suppliers
The Company purchased materials from two suppliers during the year ended June 30, 2006 totaling approximately 59%, and three suppliers during the years ended June 30, 2005 and 2004, totaling approximately 70% and 82%, respectively. At June 30, 2006 and 2005, amounts due to these suppliers included in accounts payable were approximately $3,900 and $2,300, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 15 - Quarterly Financial Data (Unaudited)

Summarized quarterly financial information consists of the following:

	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	June 30, 2006
Sales, net	$14,547	$16,213	$16,110	$16,485
Gross profit	3,983	5,179	3,999	4,267
Net (loss) income	(447)	609	(1,499)	(2,453)

Basic EPS	$(0.01)	$0.02	$(0.05)	$(0.08)
Diluted EPS	$(0.01)	$0.01	$(0.05)	$(0.08)

	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005
Sales, net	$9,053	$8,838	$10,670	$11,350
Gross profit	1,940	2,593	2,272	2,267
Net income (loss)	413	626	(633)	(555)

Basic EPS	$0.01	$0.02	$(0.03)	$(0.01)
Diluted EPS	$0.01	$0.01	$(0.03)	$(0.01)

The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary to fairly present the results of the interim periods presented. All adjustments are of a normal recurring nature. The sum of the quarterly EPS amounts may not equal the full year amounts due to rounding.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 16 - Subsequent Event

In September 2006, the Company entered into and consummated a Securities Purchase Agreement with Aisling Capital II, LP (the “Buyer”). Under this agreement, the Company issued and sold to Aisling, for a purchase price of $10,000, an aggregate of 10 shares of the Company's newly designated Series C-1 Redeemable Convertible Preferred Stock together with 2,282 warrants to purchase shares of Company’s common stock with an exercise price of $1.639 per share. The warrants have a five year term. The number of shares of common stock which may be purchased upon exercise of the warrants and the exercise price of the warrants are subject to adjustment to protect the holder of the warrants against dilution upon the occurrence of certain events. The Series C-1 Redeemable Convertible Preferred Stock will, among other things, accrue dividends at the rate of 8.25% per annum, be convertible at any time at the option of the holder into common stock of the Company and, at any time after March 31, 2007, be convertible into the Company’s common stock, at the option of the Company, provided that certain conditions have been satisfied. The Series C-1 Convertible Preferred Stock is convertible, at a conversion price of $1.5338, into approximately 6,500 shares of common stock. In addition, the Series C-1 shareholders have the right to require the