Form 10-Q
period 2006-09-30
INTERPHARM HOLDINGS INC
filed 2006-11-14
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

Large accelerated filer [    ]     Accelerated filer [     ]     Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

YES [   ]       NO [X]

As of the close of business on November 13, 2006, there were 65,063,819 shares of the Registrant's $0.01 par value per share Common Stock outstanding.

INTERPHARM HOLDINGS, INC.

TABLE OF CONTENTS

PART I	Financial Information	Page

Item 1.	Financial Statements & Notes	1-24

Item 2.	Managements Discussion & Analysis of Financial Condition and Results of Operations	25-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II	Other Information Required in Report

Item 6	Exhibits	35

Signatures Page		36

Exhibits/Certifications		37-40

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
ASSETS
	September 30	June 30,
	2006	2006
CURRENT ASSETS	(Unaudited)
Cash	$11,503	$1,438
Accounts receivable, net	14,568	14,212
Inventories	8,348	8,706
Prepaid expenses and other current assets	1,451	1,316
Deferred tax assets	171	1,321

Total Current Assets	36,041	26,993

Land, building and equipment, net	29,998	29,069
Deferred tax assets	5,042	4,849
Investment in APR, LLC	1,023	1,023
Other assets	570	933

TOTAL ASSETS	$72,674	$62,867

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2006	2006
CURRENT LIABILITIES	(Unaudited)
Current maturities of long-term debt	$1,733	$1,686
Accounts payable, accrued expenses and other liabilities	13,889	12,650
Deferred revenue	232	3,399
Total Current Liabilities	15,854	17,735

OTHER LIABILITIES
Long-term debt, less current maturities	13,861	13,952
Other liabilities	73	125

Total Other Liabilities	13,934	14,077

TOTAL LIABILITIES	29,788	31,812

COMMITMENTS AND CONTINGENCIES

Series B-1 Redeemable Convertible Preferred Stock: 15 shares authorized; issued and outstanding - 10 at September 30, and June 30, 2006; liquidation preference of $10,000	8,155	8,225

Series C-1 Redeemable Convertible Preferred Stock: 10 shares authorized; issued and outstanding - 10 at September 30, 2006; liquidation preference of $10,000	8,352	--

STOCKHOLDERS’ EQUITY
Preferred stocks, 10,000 shares authorized; issued and outstanding - 5,132 and 5,141, respectively; aggregate liquidation preference of $3,588 and $4,291, respectively	51	51
Common stock, $0.01 par value, 150,000 and 64,819 shares authorized and issued, respectively, at September 30, 2006, and 70,000 and 64,537 shares authorized and issued, respectively, at June 30, 2006.	648	645
Additional paid-in capital	27,388	24,196
Stock subscription receivable	(33)	(90)
Accumulated other comprehensive income	111	98
Accumulated deficit	(1,786)	(2,070)

TOTAL STOCKHOLDERS’ EQUITY	26,379	22,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,674	$62,867

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except per share data)
	Three Months Ended September 30
	2006	2005

SALES, Net	$22,827	$14,547

COST OF SALES (including related party rent expense of $102 for the three months ended September 30, 2006 and 2005, respectively)	13,850	10,564

GROSS PROFIT	8,977	3,983

OPERATING EXPENSES
Selling, general and administrative	2,637	2,437
Related party rent	18	18
Research and development	3,419	2,146

TOTAL OPERATING EXPENSES	6,074	4,601

OPERATING INCOME (LOSS)	2,903	(618)

OTHER EXPENSE
Interest expense, net	287	91

INCOME (LOSS) BEFORE INCOME TAXES	2,616	(709)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	986	(262)

NET INCOME (LOSS)	1,630	(447)

Series C-1 preferred stock beneficial conversion feature	1,094	--
Preferred stock dividends	293	41

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$243	$(488)

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

Basic weighted average shares outstanding	64,720	32,464
Diluted weighted average shares and equivalent shares outstanding	67,857	32,464

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands)
							Accumulated
							Other	Retained
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	(Deficit)	Equity

BALANCE - July 1, 2006	5,141	$51	64,537	$645	$24,196	$(90)	$98	$(2,070)	$22,830

Accrued dividends - Series B-1	--	--	--	--	--	--	--	(211)	(211)
Accrued dividends - Series C-1	--	--	--	--	--	--	--	(41)	(41)
Series C-1 Preferred beneficial conversion feature	--	--	--	--	1,094	--	--	(1,094)	--
Dividends paid with common stock	--	--	63	1	78	--	--	--	79
Shares issued for options exercised	--	--	210	2	140	--	--	--	142
Tax benefit in connection with exercise of options	--	--	--	--	28	--	--	--	28
Conversion of Series A preferred stock	(7)	--	7	--	--	--	--	--	--
Conversion of Series B preferred stock	(2)	--	2	--	--	--	--	--	--
Fair value of warrants issued	--	--	--	--	1,641	--	--	--	1,641
Amortization of unearned stock based compensation	--	--	--	--	211	--	--	--	211
Collections on stock subscription receivable	--	--	--	--	--	57	--	--	57
Change in fair value of interest rate swap	--	--	--	--	--	--	13	--	13
Net Income	--	--	--	--	--	--	--	1,630	1,630

BALANCE - September 30, 2006	5,132	$51	64,819	$648	$27,388	$(33)	$111	$(1,786)	$26,379

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2006	2005

NET INCOME (LOSS)	$1,630	$(447)

OTHER COMPREHENSIVE INCOME
Change in fair value of interest rate swap	13	--

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,643	$(447)

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,630	$(447)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	532	347
Amortization of unearned compensation	211	216
Excess tax benefit from exercise of stock options	(28)	--
Deferred tax expense	986	(272)
Changes in operating assets and liabilities
Accounts receivable	(356)	(2,058)
Inventories	358	67
Prepaid expenses and other current assets	(135)	84
Accounts payable, accrued expenses and other liabilities	1,013	3,423
Deferred revenue	(3,167)	--
TOTAL ADJUSTMENTS	(586)	1,807

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,044	1,360

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building and equipment	(930)	(2,383)
Deposits and other long-term assets	--	(225)

NET CASH USED IN INVESTING ACTIVITIES	(930)	(2,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series C-1 preferred stock and warrants, net	9,993	--
Expenditures relating to sale of Series B-1 preferred stock and warrants	(70)	--
Proceeds from options exercised	142	--
Borrowings from new bank lines of credit	--	2,200
Proceeds from long-term debt	240	--
Collections on stock subscription receivable	57	--
Excess tax benefit from exercise of stock options	28	--
Repayments of long-term debt	(439)	(93)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,951	2,107

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,065	859

CASH AND CASH EQUIVALENTS - Beginning	1,438	537

CASH AND CASH EQUIVALENTS - Ending	$11,503	$1,396

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$314	$76
Income taxes	$--	$--

Non-Cash Investing or Financing Transactions:
Issuance of common stock in exchange for subscription receivable	$--	$133

Acquisition of machinery and equipment in exchange for capital lease payable	$156	$--

Tax benefit in connection with exercise of stock options	$28	$--

Series B-1 dividends paid with common stock	$79	$--

Accrual of Series B-1 dividends	$211	$--

Accrual of Series C-1 dividends	$41	$--

Change in fair value of interest rate swap	$13	$--

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 1 - Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its subsidiaries that are hereafter referred to as (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2006.

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

In addition, the Company is party to supply agreements with certain pharmaceutical companies under which, in addition to the selling price of the product, the Company receives payments based on sales or profits associated with these products realized by its customer. The Company recognizes revenue related to the initial selling price upon shipment of the products as the selling price is fixed and determinable and no right of return exists. The additional revenue component of these agreements is recognized by the Company at the time its customers record their sales and is based on pre-defined formulas contained in the agreements. Receivables related to this revenue of $1,901 and $620 at September 30, 2006 and June 30, 2006, respectively, are included in “Accounts receivable, net” in the accompanying Condensed Consolidated Balance Sheets.

Earnings Per Share
Basic earnings per share (“EPS”) of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net income for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share,” during the fiscal year ended June 30, 2006, in periods when there was net income and Series K preferred stock was outstanding, the Company used the Two-Class Method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method was used to calculate the effect of the participating Series K on diluted EPS. In periods when there was a net loss, the effect of the participating Series K was excluded from both basic and diluted EPS. Additionally, in May 2006, the Series K preferred stock was

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 2 - Summary of Significant Accounting Policies, continued

Earnings Per Share, continued
converted into the Company’s common stock; therefore the use of the Two-Class Method is not required at September 30, 2006.

Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include deferred tax asset valuations, reserve for chargebacks, deferred revenue, fair values of stock based compensation awards and inventory overhead costing estimates.

Stock Based Compensation
Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified-prospective-transition method. As a result, the Company’s net income before taxes for the three months ended September 30, 2006 and 2005 is lower by $211 and $216, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Sales Incentives
In the current year the Company has offered a sales incentive to one of its customers in the form of an incentive volume price adjustment. The Company accounts for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). The terms of this volume based sales incentive require the customer to purchase a minimum quantity of the Company's products during a specified period of time. The incentive offered is based upon a fixed dollar amount per unit sold to the customer. The Company makes an estimate of the ultimate amount of the incentive the customer will earn based upon past history with the customer and other facts and circumstances. The Company has the ability to estimate this volume incentive price adjustment, as there does not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive is recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01- 9, the Company records the provision for this sales incentive when the related revenue is recognized. The accrual for sales incentives at September 30, 2006 was approximately $232 and reported as deferred revenue on the Company’s balance sheet. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customer, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results.

Reclassifications
Certain reclassifications have been made to the unaudited condensed consolidated financial statements for the prior period in order to have them conform to the current period’s classifications. These reclassifications have no effect on previously reported net income.

In the current quarter we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 2 - Summary of Significant Accounting Policies, continued

Reclassifications, continued
effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

Recently Issued Accounting Pronouncements

New Accounting Pronouncements
In June 2006, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No.109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 ''Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140'' (''SFAS 155''). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the Company's fiscal year beginning July 2008. The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 2 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

New Accounting Pronouncements, continued
2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - Accounts Receivable

Accounts receivable are comprised of amounts owed to the Company through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns and customer chargebacks. Allowances for doubtful accounts were approximately $101 at September 30, 2006 and June 30, 2006. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for customer chargebacks were $1,940 and $2,315 at September 30, 2006 and June 30, 2006, respectively. The Company sells some of its products indirectly to various government agencies referred to below as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

The changes in the allowance for customer chargebacks, discounts and other credits that reduced gross revenue for three months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended
	September 30,
	2006	2005
Reserve balance - beginning	$2,315	$425

Actual chargebacks, discounts and other credits taken in the current period (a)	(2,732)	(670)

Current provision related to current period sales	2,357	945
Reserve balance - ending	$1,940	$700

(a) Actual chargebacks discounts and other credits are determined based upon the customer’s application of amounts taken against the accounts receivable balance.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 4 - Inventories

Inventories consist of the following: (in thousands)
	September 30,	June 30,
	2006	2006
	(Unaudited)
Finished goods	$624	$1,781
Work in process	5,015	3,685
Raw materials	2,373	2,928
Packaging materials	336	312

Total	$8,348	$8,706

NOTE 5 - Land, Building and Equipment

Land, building and equipment consist of the following: (in thousands)

	September 30,	June 30,	Estimated Useful
	2006	2006	Lives
	(Unaudited)
Land	$4,924	$4,924
Building	12,460	12,460	39 Years
Machinery and equipment	13,477	12,643	5-7 Years
Computer equipment	579	151	5 Years
Construction in Progress	613	587	--
Furniture and fixtures	660	660	5 Years
Leasehold improvements	3,335	3,206	5-15 Years
	36,048	34,631
Less: accumulated depreciation and amortization	6,050	5,562

Land, Building and Equipment, net	$29,998	$29,069

Depreciation and amortization expense for the three months ended September 30, 2006 and 2005 was approximately $488 and $347, respectively.

NOTE 6 - Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:
	September 30,	June 30,
	2006	2006
	(Unaudited)

Accrued inventory purchases	$8,691	$5,734
Accrued research and development expenses	1,280	2,068
Other	3,918	4,848

Total	$13,889	$12,650

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 7 - Debt

Long-term Debt

A summary of the outstanding long-term debt is as follows:
	September 30, 2006	June 30, 2006

Revolving credit facility	$--	$--
Real estate term loan	11,533	11,734
Machinery and equipment term loans	3,860	3,833
Capital leases	247	72
	15,640	15,639
Less: amount representing interest on capital lease	46	1
Total long-term debt	15,594	15,638

Less: current maturities	1,733	1,686

Long-term debt, less current maturities	$13,861	$13,952

During February, 2006, the Company entered into a new four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided a maximum credit facility of $41,500 comprised of:

•  $22,500 revolving credit facility (the “facility”)
•  $12,000 real estate term loan
•  $ 3,500 machinery and equipment (“M&E”) term loan
•  $ 3,500 additional / future capital expenditure facility

The funds made available through this facility paid down, in its entirety, the $20.45 million owed on the previous credit facility. The new revolving credit facility borrowing base is calculated as (i) 85% of the Company’s eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, the Company is permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of September 30, 2006, there was approximately $2,690 available for additional capital expenditure borrowings.

Under the terms of the WFBC agreement, three stockholders, all related to the Company’s Chairman of the Board of Directors, one of whom is our Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. The Company was required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon the Company raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of the sale of $10,000 of Series B-1 redeemable convertible preferred stock in May 2006, the credit facility and the limited personal guarantees were reduced by $4,250 and $3,670, respectively. The sale of the $10,000 Series C-1 redeemable convertible preferred stock in September 2006, resulted in reducing the credit facility by $3,250 and eliminated the balance of the personal pledges of marketable securities of $3,830. As a result of the Company raising $20,000, the

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 7 - Debt, continued

maximum availability of the revolving credit facility is now $15,000, and the three stockholders pledges have been eliminated.

The revolving credit facility and term loans will bear interest at a rate of the prime rate less 0.5% or, at the Company’s option, LIBOR plus 250 basis points. At September 30, 2006, the interest rate on this debt was 7.75%. Pursuant to the requirements of the WFBC agreement, the Company put in place a lock-box arrangement, which will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

The WFBC credit facility is collateralized by substantially all of our assets. In addition, the Company is required to comply with certain financial covenants.

With respect to the real estate term loan and the $3,500 M&E loan, the Company entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at September 30, 2006, was approximately $111 and is included in other assets.

NOTE 8- Income Taxes

During the three month period ended September 30, 2006, non-qualified stock options were exercised which generated approximately $74 of income tax deductions, resulting in tax benefits of approximately $27, which were credited to additional paid-in capital.

At September 30, 2006 the Company has remaining Federal NOLs of $14,727 and State NOLs of $14,137 available through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited. As of September 30, 2006, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company recorded a valuation allowance of approximately 24% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

In calculating its tax provision for the three month periods ended September 30, 2006 and 2005, the Company applied an aggregate effective tax rate of approximately 38% and 37%, respectively, thereby creating approximate $986 income tax expense and income tax benefit of $262, respectively, and decreased and increased its deferred tax asset by like amounts.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 9- Earnings Per Share

The calculations of basic and diluted EPS are as follows: (in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
Numerator:
Net income (loss)	$1,630	$(447)
Less: Preferred stock dividends
Series A-1	(41)	(41)
Series B-1	(211)	--
Series C-1	(41)	--
Less: Series C-1 beneficial conversion feature	(1,094)	--

Numerator for basic and dilutive EPS	$243	$(488)

Denominator:
Denominator for basic EPS weighted average shares outstanding	64,720	32,464

Effect of dilutive securities:
Stock options	3,137	-

Denominator for diluted EPS	67,857	32,464

Basic EPS	$0.00	$(0.01)
Diluted EPS	$0.00	$(0.01)

Stock options, warrants and convertible preferred stock, equivalent to 31,201shares of the Company’s common stock, were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

As of September 30, 2006, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

Common stock outstanding	64,819
Stock options outstanding	11,873
Warrants outstanding	4,564
Common stock issuable upon conversion of preferred stocks:
Series C	6
Series A-1 (maximum contingent conversion) (a)	4,855
Series B-1	6,520
Series C-1	6,520

Total (b)	99,157

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 9- Earnings Per Share, continued

(a)	The Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

(b)
Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through June 15, 2016 (the end of the current vesting and conversion periods).

NOTE 10 - Series B-1 Redeemable Convertible Preferred Stock

In May 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Tullis-Dickerson Capital Focus III, L.P. ( “Tullis”). Under the Agreement, the Company agreed to issue and sell to Tullis, and Tullis agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,858) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“B-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an exercise price of $1.639 per share. The warrants have a five year term. The Series B-1 Stock and warrants sold to Tullis are convertible and/or exercisable for 8,802 shares of common stock. The B-1 shares are convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the B-1 shareholders have the right to require the Company to redeem all or a portion of the B-1 shares upon the occurrence of certain triggering events, as defined, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. In July 2006, the Company issued 63 shares of common stock as payment of $77 of previously accrued dividends. At September 30, 2006, the Company had accrued approximately $211 of Series B-1 dividends, which was paid in October 2006 through the issuance of approximately 141 shares of the Company’s common stock.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the B-1 shares as temporary equity and the value ascribed to the B-1 shares upon initial issuance in May 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,704 of the gross proceeds of the sale of B-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,418 to accumulated deficit during the quarter ended June 30, 2006. The non-cash charge measures the difference between the relative fair value of the B-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. The Company is not currently, nor expects in the future to be, in default on its WFBC credit facility (the only redemption feature outside of its control) nor does it plan to redeem the Series B-1 preferred stock. As such the Company believes it is not probable that the Series B-1 preferred stock will become redeemable

In addition, in May 2006, in connection with the sale of the B-1 shares the Company entered into a Registration Rights Agreement, as amended, with Tullis. Under the terms of this Registration Rights Agreement the Company is subject to penalties (a) if, within 60 days after a request to do so is made by the holders of such preferred stock, the Company does not timely file with the Securities and Exchange Commission a registration statement covering the resale of shares of its common stock issuable to such holders upon conversion of the preferred stock, (b) if a registration statement is filed, such registration statement is not declared effective within 180 days after the request

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 10 - Series B-1 Redeemable Convertible Preferred Stock, continued

is made or (c) if after such a registration is declared effective, after certain grace periods the holders are unable to make sales of its common stock because of a failure to keep the registration statement effective or because of a suspension or delisting of its common stock from the American Stock Exchange or other principal exchange on which its common stock is traded. The penalties will accrue on a daily basis so long as the Company is in default of the Registration Rights Agreement. The maximum amount of a registration delay penalty as defined in the Registration Rights Agreement is 18% of the aggregate purchase price of Tullis’ registrable securities included in the related registration statement. Unpaid registration delay penalties shall accrue interest at the rate of one and one-half percent (1.5%) per month until paid in full. If the Company fails to get a registration statement effective penalties shall accrue at an amount equal to 1.67% per month of the aggregate purchase price of Tullis’ registrable securities included in the related registration statement. If the effectiveness failure continues for more than 180 days the penalty rate shall increase to 3.33%. In addition, if the Company fails to maintain the effectiveness of a registration statement, penalties shall accrue at a rate of 3.33% per month of the aggregate purchase price of the registrable securities included in the related registration. The Company is also subject to penalties if there is a failure to timely deliver to a holder (or credit the holder’s balance with Depository Trust Company if the common stock is to be held in street name) a certificate for shares of our common stock if the holder elects to convert its preferred stock into common stock. Therefore, upon the occurrence of one or more of the foregoing events the Company’s business and financial condition could be materially adversely affected and the market price of its common stock would likely decline.

The Company’s Series B-1 redeemable convertible preferred stock is summarized as follows at September 30, 2006:
	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

15	10	$100	$10,000

NOTE 11 - Series C-1 Redeemable Convertible Preferred Stock

On September 11, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Aisling Capital, L.P. (the “Buyer”). Under the Agreement, the Company agreed to issue and sell to the Buyer, and the Buyer agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,993) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“C-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an exercise price of $1.639 per share. The warrants have a five year term. The Series C-1 Stock and warrants sold to the Buyer are convertible and/or exercisable for 8,802 shares of common stock. The C-1 shares are convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the C-1 shareholders have the right to require the Company to redeem all or a portion of the C-1 shares upon the occurrence of certain triggering events, as defined, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. At September 30, 2006, the Company had accrued approximately $41 of Series C-1 dividends, which was paid in October 2006 through the issuance of approximately 28 shares of the Company’s common stock.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 11 - Series C-1 Redeemable Convertible Preferred Stock, continued

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the C-1 shares as temporary equity and the value ascribed to the C-1 shares upon initial issuance in September 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,641of the gross proceeds of the sale of C-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,094 to retained deficit. The non-cash charge measures the difference between the relative fair value of the C-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. The Company is not currently, nor expects in the future to be, in default on its WFBC credit facility (the only redemption feature outside of its control) nor does it plan to redeem the Series C-1 preferred stock. As such the Company believes it is not probable that the Series C-1 preferred stock will become redeemable.

In addition, on September 11, 2006, in connection with the sale of the C-1 shares the Company entered into a Registration Rights Agreement, as amended, with the Buyer. Under the terms of this Registration Rights Agreement the Company is subject to penalties (a) if, within 60 days after a request to do so is made by the holders of such preferred stock, the Company does not timely file with the Securities and Exchange Commission a registration statement covering the resale of shares of its common stock issuable to such holders upon conversion of the preferred stock, (b) if a registration statement is filed, such registration statement is not declared effective within 180 days after the request is made or (c) if after such a registration is declared effective, after certain grace periods the holders are unable to make sales of its common stock because of a failure to keep the registration statement effective or because of a suspension or delisting of its common stock from the American Stock Exchange or other principal exchange on which its common stock is traded. The penalties will accrue on a daily basis so long as the Company is in default of the Registration Rights Agreement. The maximum amount of a registration delay penalty as defined in the Registration Rights Agreement is 18% of the aggregate purchase price of the Buyers registrable securities included in the related registration statement. Unpaid registration delay penalties shall accrue interest at the rate of one and one-half percent (1.5%) per month until paid in full. If the Company fails to get a registration statement effective penalties shall accrue at an amount equal to 1.67% per month of the aggregate purchase price of the Buyers registrable securities included in the related registration statement. If the effectiveness failure continues for more than 180 days the penalty rate shall increase to 3.33%. In addition, if the Company fails to maintain the effectiveness of a registration statement, penalties shall accrue at a rate of 3.33% per month of the aggregate purchase price of the registrable securities included in the related registration. The Company is also subject to penalties if there is a failure to timely deliver to a holder (or credit the holder’s balance with Depository Trust Company if the common stock is to be held in street name) a certificate for shares of our common stock if the holder elects to convert its preferred stock into common stock. Therefore, upon the occurrence of one or more of the foregoing events the Company’s business and financial condition could be materially adversely affected and the market price of its common stock would likely decline.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 11 - Series C-1 Redeemable Convertible Preferred Stock, continued

The Company’s Series C-1 redeemable convertible preferred stock is summarized as follows at September 30, 2006:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

10	10	$100	$10,000

NOTE 12 - Equity Securities

Preferred Stocks
On July 18, 2006, the Company filed an amendment to its Article of Incorporation which had the effect of (i) increasing the Company’s authorized common stock to 150,000; (ii) automatically converting all outstanding shares of the Company’s Series A into two shares of common stock or an aggregate of 7 common shares. A Series A shareholder elected to have his 3 shares canceled. Accordingly, no shares of the Company’s common stock were issued to him as part of this conversion; (iii) eliminating the Series A from the Articles of Incorporation; (iv) automatically converting each of the outstanding shares of the Company’s Series B into one share of common stock, thus issuing 2 common shares; and (v) eliminating the Series B from the Articles of Incorporation.  These amendments were approved by written consent of a majority of the Company’s outstanding common stock and Series A Cumulative Convertible Preferred Stock and by the holder of all of the outstanding Series B Convertible Preferred shares.

During the quarter ended September 30, 2006, 63 shares of the Company’s common stock were issued in payment of Series B-1 dividends earned through June 30, 2006.

At September 30, 2006, the Company had accrued approximately $211 and $41 of Series B-1 dividends and Series C-1 dividends, respectively, which was paid in October 2006 through the issuance of approximately 141 and 28 shares of the Company’s common stock to the Series B-1 and C-1 holders, respectively.

Common Stock
During the quarter ended September 30, 2006, the Company issued 210 shares of its common stock in connection with an exercise of options to purchase the Company’s common stock.

Subsequent to September 30, 2006 the Company had the following stock issuances:

•  Approximately 169 shares were issued to Series B-1 and C-1 preferred stock shareholders in settlement of dividends earned and accrued through September 30, 2006;

•  75 shares were issued in connection with an exercise of options to purchase the Company’s common stock.

Stock Options
As of September 30, 2006 and during the quarter ended September 30, 2006:

•  the Company recognized approximately $8 as expense in connection with 100 previously issued stock appreciation rights (“SARs”). The SARs must be exercised between July 1, 2008 and December 31, 2008. The SARs are recorded at fair value and are marked to market at each reporting period;

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 12 - Equity Securities, continued

•  total unrecognized compensation cost related to stock options granted was $1,697. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 5 years;

•  total options outstanding and total vested options outstanding to purchase the Company’s common stock as of September 30, 2006, amounted to 11,873 and 8,658, respectively.

On October 26, 2006, the Company granted 1,474 options to purchase its common stock to certain employees with an exercise price being set as the closing price of the Company’s common stock on October 26, 2006. Approximately 60% of the options were granted outright, with the balance, approximately 40%, being subject to the Company achieving certain milestones.

NOTE 13 - 401k Plan

In 2006, the Company initiated a pre-tax savings plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 100% of the employee pre-tax contributions, up to 3% of the employee’s compensation plus 50% of pre-tax contributions that exceed 3 % of compensation, but not to exceed 5% of compensation. The Company may also make profit-sharing contributions in its discretion which would be allocated among all eligible employees, whether or not they make contributions. Company contributions, were approximately $68 for the three months ended September 30, 2006.

NOTE 14 - Economic Dependency

Major Customers
The Company had the following customer concentrations for the three month periods ended September 30, 2006 and 2005:

Sales - Percent of Revenue

	Three Months Ended September 30,
	2006	2005
Customer “A”	22%	13%
Customer “B”	14	*
Customer “C”	16	*
Customer “D”	11	12
Customer “E”	*	15
Customer “F”	*	12
Customer “G”	*	14
* Sales to customer were less than 10%

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 14 - Economic Dependency, continued

Accounts Receivable (in thousands)

September 30, 2006

Customer “A”	$2,468
Customer “B”	2,274
Customer “C”	2,057
Customer “D”	1,465

The Company complies with its supply agreement to sell various strengths of Ibuprofen, and commencing October 2005, various strengths of Naproxen, to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer “G” above.

Major Suppliers

For the three months ended September 30, 2006 and 2005, the Company purchased materials from two suppliers totaling approximately 50% and 71% of purchases, respectively. At September 30, 2006 and 2005, aggregate amounts due to these suppliers included in accounts payable, were approximately $4,300 and $3,200, respectively.

NOTE 15 - Related Party Transactions

Rents
The Company leases one of its business premises which is located in Hauppauge, New York, (“Premises”) from an entity owned by three stockholders, one of which is an officer of the Company, under a noncancelable lease expiring in October 2019. According to the terms of the lease, upon a transfer of a majority of the issued and outstanding voting stock of Interpharm, Inc., which occurred on May 30, 2003, and every three years hereafter the annual rent may be adjusted to fair market value, as determined by an independent appraiser. The Company believes that the aggregate lease costs for the premises are less than those for comparable facilities in the area. The Company incurred base rent expense of $120 for the three months ended September 30, 2006 and 2005, respectively.

Investment in APR, LLC.
In February and April 2005, the Company purchased 5 Class A membership interests (“Interests”) from each of Cameron Reid (“Reid”), the Company’s Chief Executive Officer, and John Lomans (“Lomans”), who has no affiliation with the Company, for an aggregate purchase price of $1,023 (including costs of $23) of APR, LLC, a Delaware limited liability company primarily engaged in the development of complex bulk pharmaceutical products (“APR”). The purchases were made pursuant to separate Class A Membership Interest Purchase Agreements dated February 16, 2005 between the Company and Reid and Lomans (the “Purchase Agreements”). At the time of the purchases, Reid and Lomans owned all of the outstanding Class A membership interests of APR, which had, outstanding, 100 Class A membership interests and 100 Class B membership interests. As a result, the Company owns 10 of the 100 Class A membership Interests outstanding. The two classes of membership interests have different economic and voting rights, and the Class A members have the right to make most operational decisions. The Class B interests are held by one of the Company’s major customers and suppliers.

In accordance with the terms of the Purchase Agreements, the Company has granted to Reid and Lomans each a proxy to vote 5 of the Interests owned by the Company on all matters on which the holders of Interests may vote.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 15 - Related Party Transactions, continued

Investment in APR, LLC., continued

The Board of Directors approved the purchases of Interests at a meeting held on February 15, 2005, based on an analysis and advice from an independent investment banking firm. Reid did not participate during the Company’s deliberations on this matter. The Company is accounting for its investment in APR pursuant to the cost method of accounting.

NOTE 16 - Commitments and Contingencies

Litigation
In June 2006, Ray Vuono (“Vuono”) commenced an action against the Company in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06). Vuono’s complaint against the Company alleges, among other things, that Vuono is entitled to receive additional compensation as a “finder” under an agreement dated July 1, 2002 between Vuono and the Company (then known as Atec Group, Inc.) with respect to a reverse merger transaction consummated by the Company in May 2003. Vuono also alleges that he is entitled to additional compensation under the agreement in respect of a $41,500 credit facility from Wells Fargo Business Credit, Inc. obtained by the Company in February 2006 and the sale for $10,000 of shares of a new series of convertible preferred stock and warrants to purchase common stock of the Company consummated by the Company with Tullis-Dickerson Capital Focus III, L.P. in May 2006. The total amount of damages sought by Vuono in the action is approximately $10,000.

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

Significant Contracts
Tris Pharmaceuticals, Inc
During October 2006, the Company entered into a new agreement (“New Liquids Agreement”) with Tris Pharma, Inc. (“Tris”), which terminated the agreement entered into In February 2005, which was for the development and licensing of up to twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the New Liquids Agreement, Tris will, among other things, be required to develop and deliver the properties, specifications and formulations (“Product Details”) for fourteen generic liquid pharmaceutical products (“Liquid Products”). The Company will then utilize this information to obtain all necessary approvals. Further, under the terms of the New Liquids Agreement Tris will manufacture, package and label each product for a fee. The Company is required to pay Tris $1,000, whether or not regulatory approval is obtained for any of the liquid products. The Company has paid $750; $250 having been paid during the term of the Liquids Agreement and $500 paid upon the execution of the New Liquids Agreement. The balance of $250 is due and payable December 15, 2006. In addition, Tris is to receive forty percent of the net profits, as defined, in accordance with the terms in the New Liquids Agreement.

During February 2005, the Company entered into a second agreement (“Solids Agreement”), for solid dosage products (“solids”) with Tris. In July 2005, the Solids Agreement was amended. According to the terms of the

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 16 - Commitments and Contingencies, continued

Significant Contracts, continued
Tris Pharmaceuticals, Inc, continued
Solids Agreement, as amended, the Company will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two soft-gel products and one additional solid dosage product. Some of products included in this agreement, as amended, may require the Company to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500 to Tris, whether or not regulatory approval is obtained for any of the solids products. The Solids Agreement also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

In April, 2006, the Company and Tris further amended the Solids Agreement. This second amendment requires Tris to deliver a Technical Package for one additional solid dosage product. Further, terms of this second amendment will require the Company to pay to Tris an additional $300 after it has paid the initial aggregate amounts associated with the original agreement.

The Company further amended the Solids Agreement in October 2006, modifying the manner in which certain costs will be shared as well as clarifying the parties’ respective audit rights.

For the three month period ended September 30, 2006 and 2005, the Company recorded as research and development expense approximately $400 and 660, respectively, in connection with these agreements. Further, since their inception, the Company has incurred approximately $3,910 of research and development costs associated with the Tris agreements of which the Company has paid $3,775 as of September 30, 2006. The balance on the solids agreement, as amended, is $1,275. The combined costs prior to the marketing of any product associated with either of these agreements aggregate up to $5,800.

NOTE 17 - Subsequent Events

Watson Pharmaceuticals, Inc.

Subsequent to September 30, 2006 the Company entered into a termination and release agreement (the “Termination Agreement”) with Watson Pharmaceuticals, Inc. (“Watson”) terminating the Manufacturing and Supply Agreement dated as of October 14, 2003 (the “Supply Agreement”) pursuant to which the Company manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets. Watson is required to return all rights and agreements to the Company thereby enabling it to market Hydrocodone Bitartate - 7.5 / Ibuprofen 200 mg tablets. Further, Watson shall be required to turn over to the Company its current customer list for this product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates shall solicit sales for this product from its twenty largest customers. In consideration of the termination of Watson’s rights under the Supply Agreement, the Company is to pay Watson $2,000 payable at the rate of $500 per year over four years from the effective date of the agreement.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 17 - Subsequent Events, continued

Centrix Pharmaceutical, Inc

On October 27, 2006, the Company amended its agreement with Centrix Pharmaceuticals, Inc., (“Centrix”) wherein Centrix has agreed to purchase over a twelve month period 700 bottles of the Company's female hormone therapy product commencing November, 2006.  The parties will share net profits, as defined in the agreement, equally with the Company’s share being paid within 45 days of the end of each calendar month.  The amendment has a one year term, after which time the original Centrix agreement shall again be in full force and effect.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning Management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made typically by use of words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this document include (i) increased competition from new and existing competitors, and pricing practices from such competitors, (ii) pricing pressures, (iii) the amount of funds available for research and development, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) the continued ability of distributed product suppliers to meet future demand, (vi) the costs, delays involved in and outcome of any threatened or pending litigations, (vii) and general industry and economic conditions. Any forward-looking statements included in this document are made as of the date hereof only, based on information available to us as of the date hereof, and, subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

Investing in our securities involves substantial risks and uncertainties. Therefore, we encourage you to review the “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 28, 2006.

Overview

Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products.

Investment in research and development of generic products and in our sales and marketing force are critical to our expansion plan and our success. During the quarter ended September 30, 2006, our continuing investment in these and other areas resulted in net sales of $22,827, the highest quarterly net sales since our reverse merger in May 2003, wherein we generated $1,630 in net income after provision for income taxes.

We are continuing to build our sales department. During the quarter ended September 30, 2006, we added two national sales managers to support our anticipated new product launches.

Research and development continues to be a high priority as evidenced by our having spent $3,419 during our first fiscal quarter of 2007 and anticipate incurring this or higher levels of research and development expenses during the remainder of fiscal 2007. Our product line currently consists of 23 generic products. As of this filing we obtained eight new approvals since July 1, 2006.

On October 3, 2006 we entered into a termination and release agreement (the “Termination Agreement”) with Watson Pharmaceuticals, Inc. (“Watson”) terminating the Manufacturing and Supply Agreement dated as of October 14, 2003 (the “Supply Agreement”) pursuant to which the Company manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets. Watson is required to return all rights and agreements to us thereby enabling us to market Hydrocodone Bitartate - 7.5 / Ibuprofen 200 mg tablets. In connection with Watson’s merger with Andrx Corporation, Watson agreed to divest itself of generic Vicoprofen® product. On November 3, 2006, the Termination Agreement became effective. Accordingly, we will now manufacture, market and sell the product and retain all sales proceeds. We believe that the transfer of this product to us provides us with penetration into the scheduled narcotic products market and lays a foundation for future launches in this targeted product line. Among our new approvals during the quarter were the following seven controlled substances:

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

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

We are continuing to target higher margin products, such as those products announced above, as well as other scheduled narcotic products, oral contraceptive products, soft gelatin capsule products, liquid products, products coming off patent and special release products. We are already seeing the benefits of this strategy, which complements and supplements our base business, with an increase of 12 percentage points in gross profit for this quarter over the same period last year. We believe we will continue to report higher gross profits than in prior periods.

As previously reported, we obtained an additional $10,000 in financing on September 11, 2006 through the sale of our Series C-1 Convertible Preferred Stock. As a result, over the next twelve months, we have sufficient capital available to continue increasing our research and development expenditures as well as to finance additional projects which may become available to us.
Results of Operations --
Summary

Our record net sales of $22,827 for the three month period ended September 30, 2006 are detailed in the table below. In addition, the following explanations detail our results for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005:

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

Three Months Ended September 30,
	2006		2005
		% of		% of
	Sales	Sales	Sales	Sales
Ibuprofen	$8,688	38	$7,770	54
Allopurinol & Atenolol	2	--	1,702	12
Naproxen	3,099	14	1,809	12
Female hormone product	5,025	22	1,783	12
Bactrim	4,748	21	- 0 -	- 0 -
All Other Products	1,265	5	1,483	10
Total	$22,827	100	$14,547	100

As indicated in the tables above, our net sales increased $8,280 when compared with the three month periods ended September 30, 2006 and September 30, 2005. Significant first quarter sales components include:

•  Net sales of Ibuprofen increased $918 or 11.8% over the three month period ended September 30, 2005, due in part to an expanded customer base, as well as improvements in production and packaging. We believe sales of Ibuprofen should remain at approximately the current level for the balance of this fiscal year, however, there can be no assurance that this will occur.

•  As a result of our expanded marketing efforts which are focused on increasing the number of major accounts, sales of Naproxen increased $1,290 or 71.3% from $1,809 reported during the three month period ended September 30, 2005 to $3,099 recognized during this quarter. We believe sales of Naproxen should continue at these levels assuming constant market conditions, but there can be no assurance that this will occur.

•  Net sales of our female hormone products were $5,025, of which $3,167 was the result of recognizing deferred revenue. The balance of our deferred revenue of approximately $232 will be recognized in our next fiscal quarter. Subsequent to September 30, 2006, we entered into a new agreement with our female hormone products customer. As a result of the new agreement we believe that sales for the fiscal year ending June 30, 2007 are likely to exceed sales recorded during the fiscal year ended June 30, 2006, however, there can be no assurance that this will occur.

•  The most significant factor affecting our sales and gross profit was our ability to expand our market share of Sulfamethoxazole - Trimethoprim in two strengths 400mg / 80mg commonly referred to as Bactrim® and 800mg / 160mg or commonly referred to as Bactrim-DS®, (“Bactrim”). The increase occurred primarily as a result of our entering into sales and marketing arrangements with two major wholesalers. This product was initially launched in October, 2005. We believe the higher levels of sales and gross profit should continue at least through early calendar 2007, but there can be no assurance this will occur.

•  We no longer manufacture Allopurinol & Atenolol

Other than as described above any fluctuations in our sales by product were generally not attributable to any changes in our pricing which, for our entire product line, remained stable.

During the three month period ended September 30, 2006, four key customers, in the aggregate, accounted for approximately 63% of total sales. For the three month period ended September 30, 2005 five key customers which accounted for approximately 66% of total sales.

Cost of sales / Gross Margins

During the three month period ended September 30, 2006, prices for raw materials remained relatively constant when compared to the prior year. However, indications are that we may see modest increases in certain key raw material costs as well as packaging components during the next several months. The remaining components of our cost of sales, primarily direct labor and overhead have, as a percentage of net sales, increased over the same three month period last year. When compared to the prior year, we have incurred increased costs associated with increased production and supervisory salaries, as well as hiring and training staff for additional work shifts, and in connection with our second facility. Additionally, we had increases in general overhead costs such as product liability insurance and utilities. We believe these higher costs will likely continue for the near future.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

Our total gross profit percentage for the three months ended September 31, 2006 was 39.3%, an increase of 12.0 percentage points compared to 27.3% for the three months ended September 30, 2005. This increase is primarily the result of significant increases in our sales of our female hormone products and Bactrim®, both of which generate higher gross profits than our traditional product line. As volumes may fluctuate for these higher margin products, so also may our margin increases for these products throughout the year. We anticipate that our overall gross margin for the fiscal year ended June 30, 2007, should exceed the gross margin reported during the fiscal year ended June 30, 2006. However, there are no assurances that this will occur.

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

During the three month period ended September 30, 2006, selling, general and administrative expenses increased approximately $200 to approximately $2,637, from approximately $2,437, during three month period ended September 30, 2005. However when stated as a percentage of net sales it decreased significantly to 11.6% of sales, from 16.8%, or 5.2 percentage points.

Significant factors contributing to the dollar increase include: necessary increases in the staffing of administrative and sales areas to support our growth of $185; related payroll taxes and benefits of $129; increased rent, utilities and taxes of $63; an increase in depreciation of non-manufacturing assets of $82; Freight-out increased $30 due to higher net sales and an increase in investor relations costs of $33. These increases were offset by a decrease in commission expenses of $124 and legal and accounting of $106 and a reduction in professional fees and expenses of $91. Adoption of SFAS 123(R) requires us to report a non-cash expense for the ratable portion of the fair value of employee stock option awards of unvested stock options over the remaining vesting period. Therefore, in accordance with SFAS 123 (R), we reported non-cash expenses of $211 and $216 during the three month periods ended September 30, 2006 and September 30, 2005, respectively. We believe that our general and administrative costs and selling expenses should remain at current levels, however, there can be no assurance that events could occur which may alter our plan.

Research and Development Expenses

During the three month period ended September 30, 2006, we continued to take significant steps to expand of our product line. We incurred research and development expenses of approximately $3,419 (15% of net sales) compared to approximately $2,146 (14.8% of net sales) for the same period in the prior fiscal year, an increase of $1,273 or an increase of 59%.

Research and development expenses were primarily for wages and bioequivalence studies for new products currently in development and for materials and legal fees associated with our planned new product pipeline. We believe that research and development expenses, as a percentage of our net sales, may likely increase as a percentage of net sales in the future as we seek to expand our product line.

During October 2006, we entered into a new agreement (“New Liquids Agreement”) with Tris Pharma, Inc. (“Tris”), which terminated the agreement entered into In February 2005, which was for the development and licensing of up to twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the New Liquids Agreement, Tris will, among other things, be required to develop and deliver the properties, specifications and formulations (“Product Details”) for fourteen generic liquid pharmaceutical products (“Liquid Products”). We will then utilize this information to obtain all necessary approvals. Tris will manufacture, package and label each product for a fee. We are required to pay Tris $1,000, whether or not regulatory approval is obtained for any of the liquid products. We have already paid $750; $250 having been paid during the term of the Liquids Agreement and $500 paid upon the execution of the New Liquids Agreement. The balance of $250 is due and payable December 15, 2006. In addition, Tris is to receive forty percent of the net profits, as defined, in accordance with the terms in the New Liquids Agreement.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

During February 2005, we entered into a second agreement (“Solids Agreement”), for solid dosage products (“solids”) with Tris. In July 2005, the Solids Agreement was amended. According to the terms of the Solids Agreement, as amended, we are to collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two soft-gel products and one additional solid dosage product. Some of products included in this agreement, as amended, may require us to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500 to Tris, whether or not regulatory approval is obtained for any of the solids products. The Solids Agreement also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides us with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

In April, 2006, we further amended the Solids Agreement. This second amendment requires Tris to deliver a Technical Package for one additional solid dosage product. Further, terms of this second amendment will require us to pay to Tris an additional $300 after it has paid the initial aggregate amounts associated with the original agreement.

We further amended the Solids Agreement in October 2006, modifying the manner in which certain costs will be shared as well as clarifying respective audit rights.

Interest Expense, net

Our interest expense increased approximately $196 when comparing the three months ended September 30, 2006 with the three months ended September 30, 2005, primarily as a result of increased borrowings to fund the Yaphank location renovations, increased research and development activities as well as additional purchases of new equipment. It is likely that, as a result of additional borrowings and higher interest rates, we will incur increases in our interest expense.

Income Taxes

In calculating our tax provision for the three month period ended September 30, 2006, we applied an aggregate effective tax rate of approximately 38% thereby creating an approximate $986 income tax expense and increased its deferred tax asset by a like amount. In calculating our tax provision for the three month period ended September 30, 2005, we applied an effective tax rate of 37% which resulted in an income tax benefit of approximately $262.

During the three month period ended September 30, 2006, stock options were exercised which generated approximately $74 of income tax deductions, resulting in tax benefits of approximately $27, which were credited to additional paid-in capital. At September 30, 2006 we had remaining Federal NOLs of $14,727 and State NOLs of $14,137 expiring through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes our ownership; utilization of these NOLs is limited. As of September 30, 2006, we determined that it is more likely than not, that we will utilize all of the Federal NOLs in the future. We recorded a valuation allowance of approximately 24% of the State NOLs which we do not anticipate utilizing due to State limitations.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through cash flows from operations and bank loans. Net cash provided by operating activities for the three month period ended September 30, 2006, was $1,044 compared to $1,360 for the three month period ended September 30, 2005. Significant factors comprising the cash provided by operating activities for the three month period ended September 30, 2006 include: net income of $1,630 and a net decrease to operating assets and liabilities of $2,287. This net change is due, in part, to our reduction of deferred revenue of $3,167. At September 30, 2006, we had $11,503 in cash, compared to $1,438 at June 30, 2006. Additionally, we reported depreciation and amortization of $532. We also recognized a non cash charge of $211 as a result of adoption of SFAS 123 (R). Other items affecting our net cash provided by operating activities aggregated net increases of $958.

Funds used in investing activities of $930 during the three month period ended September 30, 2006 were for new machinery, equipment and building renovations.

The most significant component to our net cash provided by financing activities of $9,951 was the sale of $10,000 of our Series C-1 redeemable convertible preferred stock in September 2006. In addition we received $142 from the exercise of employee stock options. Net funds used pertaining to long-term debt was $199.

It should be noted that as part of our business plan, during the three month period ended September 30, 2006, we incurred more than $3,400 of research and development costs. We believe that, according to our business plan, our research and development costs will likely exceed this current rate for the foreseeable future.

Bank Financing

During February, 2006, the Company entered into a new four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided a maximum credit facility of $41,500 comprised of:

•  $22,500 revolving credit facility
•  $12,000 real estate term loan
•  $ 3,500 machinery and equipment (“M&E”) term loan
•  $ 3,500 additional / future capital expenditure facility

The funds made available through this facility paid down, in its entirety, the $20.45 million owed on the previous credit facility. The new revolving credit facility borrowing base is calculated as (i) 85% of our eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, we are permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of September 30, 2006, there is approximately $2,690 available for additional capital expenditure borrowings.

Under the terms of the WFBC agreement, three stockholders, all related to our Chairman of the Board of Directors, one of whom is our Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. We were required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon our raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of our sale of $10,000 of Series B-1 redeemable convertible preferred stock in May 2006, the credit facility and the limited personal guarantees were reduced by $4,250 and $3,670, respectively. The sale of the $10,000 Series C-1 redeemable convertible preferred stock in September 2006, resulted in reducing the credtit facility by $3,250 and eliminated the balance of the personal pledges of marketable securities of $3,830. As a result the Company raising $20,000, the maximum availability of the revolving credit facility is now $15,000, and the three stockholders pledges have been eliminated.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

The revolving credit facility and term loans will bear interest at a rate of the prime rate less 0.5% or, at our option, LIBOR plus 250 basis points. At September 30, 2006, the interest rate on this debt was 7.75%. Pursuant to the requirements of the WFBC agreement, we put in place a lock-box arrangement. We will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

The WFBC credit facility is collateralized by substantially all of our assets. In addition, we are required to comply with certain financial covenants.

With respect to the real estate term loan and the $3,500 M&E loan, we entered into interest rate swap contracts (the “swaps”), whereby we pay a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at September 30, 2006, was approximately $111 and is included in other assets.

Watson Termination Agreement
Subsequent to September 30, 2006 we entered into a Termination Agreement with Watson as set forth above. In consideration of the termination of Watson’s rights under the Supply Agreement, we are to pay to Watson $2,000 payable at the rate of $500 per year over four years from the effective date of the agreement.

Our expansion plan calls for continued spending on research and development and capital improvements. We believe that we have adequate cash on hand and that our credit facility with Wells Fargo Business Credit will be sufficient for the next twelve months of our operations.

Accounts Receivable

Although our net sales increased by approximately $6,342 when compared to $16,485 reported during the three month period ended June 30, 2006, our accounts receivable at September 30, 2006, was $14,568, up $356 when compared to $14,212 at June 30, 2006. As of September 30, 2006, 7% of our receivables had aged greater than 90 days. We believe the quality of our accounts receivable is good, and as such we do not believe we have more than minimal exposure to bad debt expense.

Inventories

At September 30, 2006, the value of our inventory was $8,348, a slight decrease of $358 from $8,706 at June 30, 2006.  The decrease is primarily the result of our net sales during the quarter slightly exceeding our plan and in difficulties, which have now been resolved, in obtaining certain raw materials from one supplier. We strive to maintain adequate inventory levels as well as maintain our relationships with our key vendors. We believe that the modest decrease in our inventory is within acceptable limits of our current operating plan.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

Accounts Payable, Accrued Expenses and Other Liabilities

Our accounts payable, accrued expenses and other current liabilities increased by approximately $1,239 from June 30, 2006 to September 30, 2006. The increase is primarily attributable to increases in purchases of raw materials due to greater sales volume as well as increased research and development costs. Further, the fluctuation in accounts payable and accrued expenses payable was partially the result of controls over cash outflows. We do not believe our cash outflow controls will have any material affect on our vendor relationships.

Cash
Cash increased during the three month period ended September 30, 2006, by approximately $10,065 to $11,503 at September 30, 2006 from $1,438 at June 30, 2006, primarily as a result of the sale of $10,000 of our Series C-1 redeemable convertible preferred stock.

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

We purchase raw materials from two suppliers, which are manufactured into finished goods and sold back to such suppliers as well as to other customers. We can and do purchase raw materials from other suppliers. Pursuant to Emerging Issues Task Force, (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recorded sales to, and purchases from, these suppliers on a gross basis. Sales and purchases were recorded on a gross basis since we (i) have a risk of loss associated with the raw materials purchased, (ii) convert the raw material into a finished product based upon our specifications, (iii) have other sources of supply of the raw material, and (iv) have credit risk related to the sale of such product to the suppliers. These factors among others, qualify us as the principal under the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” If the terms and substance of the arrangement change, such that we no longer qualify to report these transactions on a gross reporting basis, our net income and cash flows would not be affected. However, our sales and cost of sales would both be reduced by a similar amount. These purchase and sales transactions are recorded at fair value in accordance with EITF Issue 04-13 “Accounting For Purchase and Sales of Inventory with the Same Counterparty”.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

Sales Incentives
In the current year we offered a sales incentive to one of our customers in the form of an incentive volume price adjustment. We account for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). The terms of this volume based sales incentive require the customer to purchase a minimum quantity of our products during a specified period of time. The incentive offered is based upon a fixed dollar amount per unit sold to the customer. We made an estimate of the ultimate amount of the incentive the customer will earn based upon past history with the customer and other facts and circumstances. We have the ability to estimate this volume incentive price adjustment, as there does not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive is recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01- 9, we record the provision for this sales incentive when the related revenue is recognized. The accrual for sales incentives at September 30, 2006 was approximately $232 and reported as deferred revenue on our balance sheet. Our sales incentive liability may prove to be inaccurate, in which case we may have understated or overstated the provision required for these arrangements. Therefore, although we make a best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customer, could have significant impact on our liability for sales incentives and our reported operating results.

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk
As of this filing, our principal financial instrument is a $34,000 credit facility, consisting of a real estate term loan of $12,000, two machinery and equipment lines aggregating $7,000 and a revolving credit line of a maximum of $15,000, subject to a certain asset levels. The original amount of the credit facility and the revolving credit facility was $41,500. Under the terms of the WFBC agreement, three stockholders, all related to our Chairman of the Board of Directors, one of whom is the our Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. We were required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of the sale of $10,000 of Series B-1 convertible preferred stock in May 2006, the credit facility and the limited personal guarantees were reduced by $4,250 and $3,670, respectively. In September, 2006 we consummated a $10,000 sale of a Series C-1 Convertible preferred stock, which further reduced the credit facility by $3,250 and eliminate the balance of the personal pledges of marketable securities of $3,830. After the reductions described above, the maximum availability of the revolving credit facility will be $15,000.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

At September 30, 2006, total obligations to our bank pertaining to the credit facility described above were: (i) approximately $11,533 real estate term loan; and (ii) $3,860 owing on the machinery and equipment lines.

With respect to the real estate term loan and the machinery and equipment loans, we entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at September 30, 2006 was approximately $111.

If our combined variable rate borrowings remained at the same amount as of September 30, 2006, for the remainder of our fiscal year, for every one percent change, upward or downward in our borrowing rate, we would incur or save approximately $2 per quarter. The remaining borrowing capacity within the credit facility with WFBC will likely be used for such things as future research and development costs as well as the purchase of new equipment for our facilities. Any additional borrowings could effectively increase our exposure to interest rate market risk. In addition, we are required to comply with certain financial covenants.

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

At the conclusion of the three month period ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

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

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

PART II - OTHER INFORMATION

Item 6.	Exhibits
Exhibits

10.1	Agreement between Interpharm, Inc. and Tris Pharma, Inc. dated October 4, 2006.

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHARM HOLDINGS, INC. (Registrant)

Date: November 14, 2006	By:	/s/ George Aronson

George Aronson, Chief Financial Officer (Duly authorized to sign on behalf of registrant)

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)
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