Form 10-Q
period 2006-12-31
INTERPHARM HOLDINGS INC
filed 2007-02-14
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2006

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

YES ☐   NO ☒

As of the close of business on February 13, 2007, there were 65,569,122 shares of the Registrant's $0.01 par value per share Common Stock outstanding.

INTERPHARM HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements & Notes	1-25

Item 2.	Managements Discussion & Analysis of Financial Condition and Results of Operations	26-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II	Other Information Required in Report

Item 4	Submission of Matters to a Vote of Security Holders	39

Item 6	Exhibits	40

Signatures Page		41

Exhibits/Certifications		42-45

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,879	$1,438
Accounts receivable, net	11,345	14,212
Inventories	9,807	8,706
Prepaid expenses and other current assets	1,650	1,316
Deferred tax assets	56	1,321

Total Current Assets	29,737	26,993

Land, building and equipment, net	30,664	29,069
Deferred tax assets	7,069	4,849
Investment in APR, LLC	1,023	1,023
Other assets	604	933

TOTAL ASSETS	$69,097	$62,867

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2006	2006
	(Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt	$1,808	$1,686
Accounts payable, accrued expenses and other liabilities	13,235	12,650
Deferred revenue	—	3,399
Total Current Liabilities	15,043	17,735

OTHER LIABILITIES
Long-term debt, less current maturities	13,797	13,952
Contract termination liability	1,304	—
Other liabilities	11	125

Total Other Liabilities	15,112	14,077

TOTAL LIABILITIES	30,155	31,812

COMMITMENTS AND CONTINGENCIES

Series B-1 Redeemable Convertible Preferred Stock:
15 shares authorized; issued and outstanding - 10 at December 31, and June 30, 2006; liquidation preference of $10,000	8,155	8,225

Series C-1 Redeemable Convertible Preferred Stock:
10 shares authorized; issued and outstanding - 10 at December 31, 2006; liquidation preference of $10,000	8,352	—

STOCKHOLDERS’ EQUITY
Preferred stocks, 10,000 shares authorized; issued and outstanding - 5,132 and 5,141, respectively; aggregate liquidation preference of $3,588 and $4,291, respectively	51	51
Common stock, $0.01 par value, 150,000 and 65,148 shares authorized and issued, respectively, at December 31, 2006, and 70,000 and 64,537 shares authorized and issued, respectively, at June 30, 2006.	651	645
Additional paid-in capital	28,126	24,196
Stock subscription receivable	(34)	(90)
Accumulated other comprehensive income	83	98
Accumulated deficit	(6,442)	(2,070)

TOTAL STOCKHOLDERS’ EQUITY	22,435	22,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,097	$62,867

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)
	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

SALES, Net	$17,479	$16,213	$40,305	$30,760

COST OF SALES (including related-party rent expense of $140 and $242 for the three and six months ended December 31, 2006 and $102 and $204 for the three and six months ended December 31, 2005, respectively)	13,443	11,034	27,292	21,597
GROSS PROFIT	4,036	5,179	13,013	9,163

OPERATING EXPENSES
Selling, general and administrative	3,156	2,201	5,794	4,639
Related party rent	25	18	43	36
Research and development	4,871	1,885	8,289	4,031

TOTAL OPERATING EXPENSES	8,052	4,104	14,126	8,706

OPERATING (LOSS) INCOME	(4,016)	1,075	(1,113)	457

OTHER EXPENSE
Contract termination expense	(1,655)	—	(1,655)	—
Interest expense, net	(240)	(99)	(527)	(190)
Other	(121)	(7)	(121)	(7)

TOTAL OTHER EXPENSE	(2,016)	(106)	(2,303)	(197)

(LOSS) INCOME BEFORE INCOME TAXES	(6,032)	969	(3,416)	260

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,908)	360	(922)	98

NET (LOSS) INCOME	(4,124)	609	(2,494)	162

Series C-1 preferred stock beneficial conversion feature	—	—	1,094	—
Preferred stock dividends	453	67	742	90

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,577)	$542	$(4,330)	$72

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic (loss) earnings per share	$(0.07)	$0.02	$(0.07)	$0.00
Diluted (loss) earnings per share	$(0.07)	$0.01	$(0.07)	$0.00

Basic weighted average shares outstanding	65,063	32,464	64,892	32,464
Diluted weighted average shares and equivalent shares outstanding	65,063	67,555	64,892	67,401

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

							Accumulated
							Other	Retained
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	(Deficit)	Equity

BALANCE - July 1, 2006	5,141	$51	64,537	$645	$24,196	$(90)	$98	$(2,070)	$22,830

Accrued dividends - Series B-1	—	—	—	—	—	—	—	(206)	(206)
Accrued dividends - Series C-1	—	—	—	—	—	—	—	(206)	(206)
Series C-1 Preferred beneficial conversion feature	—	—	—	—	1,094	—	—	(1,094)	—
Series B-1 dividends paid with common stock	—	—	204	2	283	—	—	(207)	78
Series C-1 dividends paid with common stock			28	—	41	—	—	(41)	—
Dividends declared - Series A-1	—	—		—	—	—	—	(124)	(124)
Shares issued for options exercised	—	—	370	4	254	—	—	—	258
Tax benefit in connection with exercise of options	—	—	—	—	31	—	—	—	31
Conversion of Series A preferred stock	(7)	—	7	—	—	—	—	—	—
Conversion of Series B preferred stock	(2)	—	2	—	—	—	—	—	—
Fair value of warrants issued	—	—	—	—	1,641	—	—	—	1,641
Stock based compensation and modification expense	—	—	—	—	586	—	—	—	586
Collections on stock subscription receivable	—	—	—	—	—	56	—	—	56
Change in fair value of interest rate swap	—	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	—	(2,494)	(2,494)

BALANCE - December 31, 2006	5,132	$51	65,148	$651	$28,126	$(34)	$83	$(6,442)	$22,435

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

NET (LOSS) INCOME	$(4,124)	$609	$(2,494)	$162

OTHER COMPREHENSIVE INCOME
Change in fair value of interest rate swap	(29)	—	(15)	—

TOTAL COMPREHENSIVEINCOME (LOSS)	$(4,153)	$609	$(2,509)	$162

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,494)	$162
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Bad debt expense	55	11
Accreted non-cash interest expense	21	—
Depreciation and amortization	1,098	685
Vested options expense	586	416
Contract termination expense	1,655	—
Excess tax benefit from exercise of stock options	(31)	—
Deferred tax expense	(922)	98
Other	121	7
Changes in operating assets and liabilities:
Accounts receivable	2,812	608
Inventories	(1,101)	(403)
Prepaid expenses and other current assets	(360)	(323)
Accounts payable, accrued expenses and other liabilities	(236)	4,373
Deferred revenue	(3,399)	1,637
TOTAL ADJUSTMENTS	299	7,109
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,195)	7,271

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building and equipment	(2,200)	(4,589)
Deposits and other long-term assets	(120)	(111)
NET CASH USED IN INVESTING ACTIVITIES	(2,320)	(4,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series C-1 preferred stock and warrants, net	9,993	—
Expenditures relating to sale of Series B-1 preferred stock and warrants	(70)	—
Proceeds from options exercised	258	—
Proceeds from long-term debt	690	3,630
Payment of Series A-1 dividends	(124)	(165)
Collections on stock subscription receivable	56	21
Excess tax benefit from exercise of stock options	31	—
Repayments of long-term debt	(878)	(200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,956	3,286

NET INCREASE IN CASH	5,441	5,857

CASH - Beginning	1,438	537

CASH - Ending	$6,879	$6,394

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Six Months Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$636	$160
Income taxes	$—	$—

Non-Cash Investing or Financing Transactions:
Tax benefit in connection with exercise of stock options	$31	$—

Issuance of common stock in exchange for subscription receivable	$—	$133

Acquisition of machinery and equipment in exchange for capital lease payable	$156	$128

Reclassification of equipment deposits to building and equipment	$389	$735

Series B-1 dividends paid with common stock	$284	$—

Series C-1 dividends paid with common stock	$41	$—

Accrual of Series B-1 dividends	$206	$—

Accrual of Series C-1 dividends	$206	$—

Change in fair value of interest rate swap	$15	$—

Declaration of preferred dividends	$—	$124

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2006.

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

In addition, the Company is party to supply agreements with certain pharmaceutical companies under which, in addition to the selling price of the product, the Company receives payments based on sales or profits associated with these products realized by its customer. The Company recognizes revenue related to the initial selling price upon shipment of the products as the selling price is fixed and determinable and no right of return exists. The additional revenue component of these agreements is recognized by the Company at the time its customers record their sales and is based on pre-defined formulas contained in the agreements. Receivables related to this revenue of $958 and $620 at December 31, 2006 and June 30, 2006, respectively, are included in “Accounts receivable, net” in the accompanying Condensed Consolidated Balance Sheets.

Earnings Per Share

Basic earnings per share (“EPS”) of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net income for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share,” during the fiscal year ended June 30, 2006, in periods when there was net income and Series K preferred stock was outstanding, the Company used the Two-Class Method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method was used to calculate the effect of the participating Series K on diluted EPS. In periods when there was a net loss, the effect of the participating Series K was excluded from both basic and diluted EPS. Additionally, in May 2006, the Series K preferred stock was converted into the Company’s common stock; therefore the use of the Two-Class Method is not required for the three and six months ended December 31, 2006.

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

Stock Based Compensation

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified-prospective-transition method. As a result, the Company’s net loss before taxes for the three months ended December 31, 2006 and its net income before taxes for the three month period ended December 31, 2005 is lower by $375 and $200, respectively, and $586 and $416 for the six months ended December 31, 2006 and 2005, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Sales Incentives

In accordance with the terms and conditions of an agreement entered into during the prior fiscal year, the Company has offered a sales incentive to one of its customers in the form of an incentive volume price adjustment. The Company accounts for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). The terms of this volume based sales incentive required the customer to purchase a minimum quantity of the Company's products during a specified period of time. The incentive offered was based upon a fixed dollar amount per unit sold to the customer. The Company made an estimate of the ultimate amount of the incentive the customer would earn based upon past history with the customer and other facts and circumstances. The Company had the ability to estimate this volume incentive price adjustment, as there did not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive was recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01-9, the Company recorded the provision for this sales incentive when the related revenue is recognized. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customer, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results. The specific terms of this agreement which related to sales incentives expired in October 2006. For the three and six months ended December 31, 2006, the Company recognized $232 and $3,399 sales incentive revenue related to this agreement.

Reclassifications

Certain reclassifications have been made to the audited condensed consolidated financial statements for the prior period in order to have them conform to the current period’s classifications. These reclassifications have no effect on previously reported net income.

The Company reclassified certain components of stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 2 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements

New Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No.109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that the adoption of FIN 48 will have on its financial position and results of operations.

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
(In thousands, except per share data)

NOTE 2 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

New Accounting Pronouncements, continued

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - Accounts Receivable

Accounts receivable are comprised of amounts owed to the Company through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns and customer chargebacks. Allowances for doubtful accounts were approximately $62 at December 31, 2006 and $101 at June 30, 2006. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for customer chargebacks were $2,568 and $2,315 at December 31, 2006 and June 30, 2006, respectively. The Company sells some of its products indirectly to various government agencies referred to below as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

The changes in the allowance for customer chargebacks, discounts and other credits that reduced gross revenue for six months ended December 31, 2006 and 2005 is as follows:

	Six Months Ended
	December 31,
	2006	2005
Reserve balance - beginning	$2,315	$425

Actual chargebacks, discounts and other credits taken in the current period (a)	(5,014)	(1,695)

Current provision related to current period sales	5,267	3,177
Reserve balance - ending	$2,568	$1,907

(a) Actual chargebacks discounts and other credits are determined based upon the customer’s application of amounts taken against the accounts receivable balance.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 4 - Inventories

Inventories consist of the following:

	December 31,	June 30,
	2006	2006
	(Unaudited)
Finished goods	$1,010	$1,781
Work in process	4,268	3,685
Raw materials	4,233	2,928
Packaging materials	296	312

Total	$9,807	$8,706

NOTE 5 - Land, Building and Equipment

Land, building and equipment consist of the following:

	December 31,	June 30,	Estimated Useful
	2006	2006	Lives
	(Unaudited)
Land	$4,924	$4,924	—
Building	12,460	12,460	39 Years
Machinery and equipment	14,242	12,657	5-7 Years
Computer equipment	891	151	5 Years
Construction in Progress	560	587	—
Furniture and fixtures	686	660	5 Years
Leasehold improvements	3,506	3,206	5-15 Years
	37,269	34,645
Less: accumulated depreciation and amortization	6,605	5,576

Land, Building and Equipment, net	$30,664	$29,069

Depreciation and amortization expense for the three and six months ended December 31, 2006 was approximately $541 and $1,029, respectively, and for the three and six months ended December 31, 2005, was approximately $346 and $692, respectively.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 6 - Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

	December 31,	June 30,
	2006	2006
	(Unaudited)

Inventory purchases	$7,265	$5,734
Research and development expenses	1,500	2,068
Other	4,470	4,848

Total	$13,235	$12,650

NOTE 7 - Debt

Long-term Debt

A summary of the outstanding long-term debt is as follows:

	December 31, 2006	June 30, 2006

Revolving credit facility	$—	$—
Real estate term loan	11,333	11,734
Machinery and equipment term loans	4,086	3,833
Capital leases	232	72
	15,651	15,639
Less: amount representing interest on capital leases	46	1
Total long-term debt	15,605	15,638

Less: current maturities	1,808	1,686

Long-term debt, less current maturities	$13,797	$13,952

During February, 2006, the Company entered into a new four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided an original maximum credit facility of $41,500 comprised of:

•	$22,500 revolving credit facility (the “facility”)

•	$12,000 real estate term loan

•	$ 3,500 machinery and equipment (“M&E”) term loan

•	$ 3,500 additional / future capital expenditure facility

The funds made available through this facility paid down, in its entirety, the $20.45 million owed on the previous credit facility. The new revolving credit facility borrowing base is calculated as (i) 85% of the Company’s eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, the Company is permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of December 31, 2006, there was approximately $2,240 available for additional capital expenditure borrowings.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)
NOTE 7 - Debt, continued

Under the terms of the WFBC agreement, three stockholders, all related to the Company’s Chairman of the Board of Directors, one of whom is our Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. The Company was required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon the Company raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of the sale of $10,000 of Series B-1 redeemable convertible preferred stock in May 2006, the limited personal guarantees were reduced by $3,670. The sale of the $10,000 Series C-1 redeemable convertible preferred stock in September 2006, resulted in elimination of the balance of the personal pledges of marketable securities of $3,830.

The revolving credit facility and term loans will bear interest at a rate of the prime rate less 0.5% or, at the Company’s option, LIBOR plus 250 basis points. At December 31, 2006, the interest rate on this debt was 7.75%. Pursuant to the requirements of the WFBC agreement, the Company put in place a lock-box arrangement, which will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

The WFBC credit facility is collateralized by substantially all of our assets. In addition, the Company is required to comply with certain financial covenants.

With respect to the real estate term loan and the $3,500 M&E loan, the Company entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at December 31, 2006, was approximately $83 and is included in other assets.

NOTE 8- Income Taxes

During the three and six month periods ended December 31, 2006, non-qualified stock options were exercised which generated approximately $9 and $83 of income tax deductions, respectively, resulting in tax benefits of approximately $3 and $31, respectively, which were credited to additional paid-in capital.

At December 31, 2006 the Company has remaining Federal NOLs of $20,847 and State NOLs of $20,257 available through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited. As of December 31, 2006, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. The Company recorded a valuation allowance of approximately 17% of the State NOLs which the Company does not anticipate utilizing due to State limitations.

In calculating its tax provision for the six month periods ended December 31, 2006 and 2005, the Company applied aggregate effective tax rates of approximately 27% and 38%, respectively, thereby creating a $922 income tax benefit and an income tax expense of $98, respectively, and adjusted its deferred tax asset by like amounts. The decrease in effective tax rates is the result of permanent tax differences relating to Incentive Stock Options.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 9- Earnings Per Share

The calculations of basic and diluted EPS are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(4,124)	$609	$(2,494)	$162
Less: Preferred stock dividends
Series A-1	(41)	(41)	(82)	(83)
Series B-1	(206)	—	(413)	—
Series C-1	(206)	—	(247)	—
Less: Series C-1 beneficial conversion feature	—	—	(1,094)	—
Less: Net income attributable to Series K preferred stockholders	—	(26)	—	(7)

Numerator for basic EPS	(4,577)	542	(4,330)	72

Effect of dilutive securities:
Net income attributable to Series K preferred stockholders	—	26	—	7

Numerator for diluted EPS	$(4,577)	$568	$(4,330)	$79

Denominator:
Denominator for basic EPS weighted average shares outstanding	65,063	32,464	64,892	32,464

Effect of dilutive securities:
Convertible Series K preferred stock	—	31,374	—	31,374
Convertible Series A, B, C, and J preferred stocks	—	7	—	7
Stock options	—	3,710	—	3,556

Denominator for diluted EPS	65,063	67,555	64,892	67,401

Basic EPS	$(0.07)	$0.02	$(0.07)	$0.00
Diluted EPS	$(0.07)	$0.01	$(0.07)	$0.00

Stock options, warrants and convertible preferred stock, equivalent to 29,330 and 5,294 shares of the Company’s common stock, were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2006 and 2005, respectively, as their inclusion would be antidilutive.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 9- Earnings Per Share, continued

As of December 31, 2006, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

Common stock outstanding	65,148
Stock options outstanding	11,720
Warrants outstanding	4,564
Common stock issuable upon conversion of preferred stocks:
Series C	6
Series A-1 (maximum contingent conversion) (a)	4,855
Series B-1	6,520
Series C-1	6,520

Total (b)	99,333

(a)	The Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

(b)
Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through November 16, 2016 (the end of the current vesting and conversion periods).

NOTE 10 - Series B-1 Redeemable Convertible Preferred Stock

In May 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Tullis-Dickerson Capital Focus III, L.P. ( “Tullis”). Under the Agreement, the Company agreed to issue and sell to Tullis, and Tullis agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,858) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“B-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an exercise price of $1.639 per share. The warrants have a five year term. The Series B-1 Stock and warrants sold to Tullis are convertible and/or exercisable into a total of  8,802 shares of common stock. The B-1 shares are convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the B-1 shareholders have the right to require the Company to redeem all or a portion of the B-1 shares upon the occurrence of certain triggering events, as defined, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. Through December 31, 2006, the Company issued 204 shares of common stock as payment of $285 of previously accrued dividends. At December 31 2006, the Company had accrued $206 of Series B-1 dividends, which was paid in February 2007 through the issuance of 94 shares of the Company’s common stock.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the B-1 shares as temporary equity and the value ascribed to the B-1 shares upon initial issuance in May 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,704 of the gross proceeds of the sale of B-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,418 to accumulated deficit during the quarter ended June 30, 2006. The non-cash charge measures the difference between the relative fair value of the B-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. The Company is not currently, and the Company made an assessment that it is not probable that it will be, in default on its WFBC credit facility (the only redemption feature outside of its control) nor does it plan to redeem the Series B-1 preferred stock. As such, the Company believes it is not probable that the Series B-1 preferred stock will become redeemable

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 10 - Series B-1 Redeemable Convertible Preferred Stock, continued

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

The Company’s Series B-1 redeemable convertible preferred stock is summarized as follows at December 31, 2006:

	Shares Issued
	And	Par Value	Liquidation
Shares Authorized	Outstanding	Per Share	Preference

15	10	$100	$10,000

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 11 - Series C-1 Redeemable Convertible Preferred Stock

On September 11, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Aisling Capital, L.P. (the “Buyer”). Under the Agreement, the Company agreed to issue and sell to the Buyer, and the Buyer agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,993) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“C-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an exercise price of $1.639 per share. The warrants have a five year term. The Series C-1 Stock and warrants sold to the Buyer are convertible and/or exercisable into a total of 8,802 shares of common stock. The C-1 shares are convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the C-1 shareholders have the right to require the Company to redeem all or a portion of the C-1 shares upon the occurrence of certain triggering events, as defined, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. Through December 31, 2006, the Company issued 28 shares of common stock as payment of $41 of previously accrued dividends. At December 31 2006, the Company had accrued $206 of Series C-1 dividends, which was paid in February 2007 through the issuance of 94 shares of the Company’s common stock.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the C-1 shares as temporary equity and the value ascribed to the C-1 shares upon initial issuance in September 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,641of the gross proceeds of the sale of C-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,094 to retained deficit during the quarter ended September 30, 2006. The non-cash charge measures the difference between the relative fair value of the C-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. The Company is not currently, and the Company made an assessment that it is not probable that it will be, in default on its WFBC credit facility (the only redemption feature outside of its control) nor does it plan to redeem the Series C-1 preferred stock. As such the Company believes it is not probable that the Series C-1 preferred stock will become redeemable.

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

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 11 - Series C-1 Redeemable Convertible Preferred Stock, continued

The Company’s Series C-1 redeemable convertible preferred stock is summarized as follows at December 31, 2006:

	Shares Issued
	And	Par Value	Liquidation
Shares Authorized	Outstanding	Per Share	Preference

10	10	$100	$10,000

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

During the quarter ended September 30, 2006, 63 shares of the Company’s common stock were issued in payment of Series B-1 dividends of $ 78 earned through June 30, 2006.

During the quarter ended December 31, 2006, the Company issued 141 and 28 shares of the Company’s common stock to the Series B-1 and C-1 holders, respectively, for dividends earned for the quarter ended September 30, 2006 of $211 and $41 of Series B-1 dividends and Series C-1 dividends, respectively.

At December 31, 2006, the Company had accrued approximately $206 and $206 of Series B-1 dividends and Series C-1 dividends, respectively, which was paid in February 2007 through the issuance of 94 shares each of the Company’s common stock to the Series B-1 and C-1 holders, respectively.

During the quarter ended December 31, 2006, the Company paid to the holders of Series A-1 preferred stock $124 of declared dividends which covered the period January 1, 2006 through September 30, 2006. As of December 31, 2006, the Company’s Board of Directors had not declared any dividend on the Series A-1 shares for the period October 1, 2006 through December 31, 2006. Such undeclared dividends amounted to $41.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 12 - Equity Securities, continued

Common Stock

During the six months ended December 31, 2006, the Company issued shares of its common stock as follows:

•  370 shares, resulting in $258 proceeds, in connection with exercises of options to purchase the Company’s common stock;

•  204 and 28 shares were issued to Series B-1 and C-1 preferred stock shareholders, respectively, in settlement of dividends earned through September 30, 2006;

•  7 and 2 shares were issued to Series A and B preferred stock shareholders, respectively, in connection with the conversion of Series A and B preferred stock resulting from the July 18, 2006, amendment to the Company’s Article of Incorporation.

Additionally, subsequent to December 31, 2006, the Company issued 232 shares of its common stock in connection with an option exercise.

Stock Options and Appreciation Rights

As of December 31, 2006 and during the six month period ended December 31, 2006:

•  the Company recognized approximately $66 as expense in connection with 100 previously issued stock appreciation rights (“SARs”). The SARs must be exercised between July 1, 2008 and December 31, 2008. The SARs are recorded at fair value and are marked to market at each reporting period. As of December 31, 2006, the total liability related to the SARs is $125;

•  total unrecognized compensation cost related to stock options granted was $1,431. The unrecognized stock option compensation cost is expected to be recognized over a weighted-average period of approximately 2.15 years;

•  total options outstanding and total vested options outstanding to purchase the Company’s common stock as of December 31, 2006, amounted to 11,720 and 9,843, respectively;

•  162 options to purchase the Company’s common stock were issued to members of the Company’s Board of Directors at the market price on the date of the grant and had vesting periods ranging from immediate to one year from the date of issuance;

•  in connection with separation agreements involving two employees, the Company extended the exercise period of 155 options, 10 of which were exercised prior to December 31, 2006; 90 were forfeited as of December 31, 2006, the balance of 55 has been extended to September 20, 2008. As a result of these transactions, the Company recognized $12 expense during the quarter ended December 31, 2006.

The Company disclosed in its 10-Q for the quarter ended September 30, 2006, that on October 26, 2006, it granted 1,474 stock options to certain employees. After conferring with independent counsel, it was determined that these stock option grants were not finalized and effectuated under the terms of the Company’s stock option plan pursuant to which the options were to be granted.  Therefore, the Company determined that these stock options were not actually granted. Other than a subsequent event disclosure, there had been no accounting recognition given to the options at September 30, 2006.  As a result, no adjustments to the Company’s financial statements are required.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 13 - 401k Plan

In 2006, the Company initiated a pre-tax savings plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 100% of the employee pre-tax contributions, up to 3% of the employee’s compensation plus 50% of pre-tax contributions that exceed 3% of compensation, but not to exceed 5% of compensation. The Company may also make profit-sharing contributions in its discretion which would be allocated among all eligible employees, whether or not they make contributions. Company contributions were approximately $68 and $136 for the three and six month periods ended December 31, 2006, respectively.

NOTE 14 - Economic Dependency

Major Customers

The Company had the following customer concentrations for the three and six month periods ended December 31, 2006 and 2005:

Sales - Percent of Revenue

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Customer “A”	10%	13%	17%	13%
Customer “B”	16%	17%	15%	*
Customer “C”	13%	*	14%	*
Customer “D”	12%	10%	10%	10%
Customer “E”	*	15%	*	14%

* Sales to customer were less than 10%

Accounts Receivable

December 31, 2006

Customer “A”	$1,406
Customer “B”	$1,697
Customer “C”	$2,035
Customer “D”	$574
Customer “E”	$1,172

The Company has supply agreements to sell various strengths of Ibuprofen, and commencing October 2005, various strengths of Naproxen, to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer “D” above.

Major Suppliers

For the three and six months ended December 31, 2006, the Company purchased materials from four suppliers totaling approximately 67% and 65% of purchases, respectively. For the three and six months ended December 31, 2005, the Company purchased materials from three suppliers totaling approximately 74% and 73% of purchases, respectively. At December 31, 2006 and 2005, aggregate amounts due to these suppliers included in accounts payable, were approximately $5.4 million and $4.4 million, respectively.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 15 - Related Party Transactions

Rents

The Company leases one of its business premises located in Hauppauge, New York, (“Premises”) from an entity owned by three stockholders, one of which is an officer of the Company, under a noncancelable lease expiring in October 2019. According to the terms of the lease, upon a transfer of a majority of the issued and outstanding voting stock of Interpharm, Inc., which occurred on May 30, 2003, and every three years hereafter the annual rent may be adjusted to fair market value, as determined by an independent appraiser. Effective October 1, 2006, the Company and its landlord agreed to adjust the base rent for the premises based upon two independent appraisals. Accordingly, the Company incurred base rent expense of $165 and $285 for the three and six months ended December 31, 2006, respectively. For the three and six months ended December 31, 2005, the rents paid in accordance with this lease were $120 and $242, respectively.

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

Purchase from APR, LLC

During the three months ended December 31, 2006, the Company placed an order valued at $160 for a certain raw material from APR. The Company currently purchases the same raw material from an overseas supplier at a price 37% greater than the price APR is currently willing to offer. The Company believes sourcing the raw material from APR would not only resolve intermittent delays in obtaining this material from overseas but would also improve gross margins on products using the raw material. Upon receipt of the raw material, the Company will analyze and determine whether the materials from APR will be suitable for use. Accordingly, the Company is unable at this time to predict whether the raw material associated with this purchase order will be usable.

NOTE 16 - Commitments and Contingencies

Litigation

In June 2006, Ray Vuono (“Vuono”) commenced an action against the Company in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06). Vuono’s complaint against the Company alleges, among other things, that Vuono is entitled to receive additional compensation as a “finder” under an agreement dated July 1, 2002 between Vuono and the Company (then known as Atec Group, Inc.) with respect to a reverse merger transaction consummated by the Company in May 2003. Vuono also alleges that he is entitled to additional compensation under the agreement in respect of a $41,500 credit facility from Wells Fargo Business Credit, Inc. obtained by the Company in February 2006 and the sale for $10,000 of shares of a new series of convertible preferred stock and warrants to purchase common stock of the Company consummated by the Company with Tullis-Dickerson Capital Focus III, L.P. in May 2006. The total amount of damages sought by Vuono in the action is approximately $10,000. The Company believes that Vuono’s claims are without merit and the Company is vigorously defending the action. Currently, the Company cannot predict with certainty the outcome of this litigation.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 16 - Commitments and Contingencies, continued

In November 2006, a former employee commenced an action against the Company in the Supreme Court of the State of New York, County of Suffolk (Index No. 31481/06).  The complaint against the Company alleges violations of the New York State Human Rights Law and other unidentified rules, regulations, statutes and ordinances.  Specifically, the former employee alleges claims of sex discrimination and gender retaliation.  The total sought by the former employee in the action is unspecified.  The Company believes that the claims are without merit and the Company is vigorously defending the action.  Currently, the Company cannot predict with certainty the outcome of this litigation.

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

Significant Contracts

Tris Pharmaceuticals, Inc

During October 2006, the Company entered into a new agreement (“New Liquids Agreement”) with Tris Pharma, Inc. (“Tris”), which terminated the agreement entered into in February 2005, which was for the development and licensing of up to twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the New Liquids Agreement, Tris will, among other things, be required to develop and deliver the properties, specifications and formulations (“Product Details”) for fourteen generic liquid pharmaceutical products (“Liquid Products”). The Company will then utilize this information to obtain all necessary approvals. Further, under the terms of the New Liquids Agreement Tris will manufacture, package and label each product for a fee. The Company was required to pay Tris $1,000, whether or not regulatory approval is obtained for any of the liquid products. The Company has paid in full the $1,000; $250 having been paid during the term of the initial Liquids Agreement; $500 paid upon the execution of the New Liquids Agreement, and the balance of $250 paid December 15, 2006. In addition, Tris is to receive forty percent of the net profits, as defined, in accordance with the terms in the New Liquids Agreement.

During February 2005, the Company entered into an agreement (“Solids Agreement”), for solid dosage products (“solids”) with Tris. In July 2005, the Solids Agreement was amended. According to the terms of the Solids Agreement, as amended, the Company will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two soft-gel products and one additional solid dosage product. Some of products included in this agreement, as amended, may require the Company to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500 to Tris, whether or not regulatory approval is obtained for any of the solids products. The Solids Agreement also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

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

For the three and six month periods ended December 31, 2006, the Company recorded as research and development expense approximately $1,082 and $1,482, respectively, in connection with these agreements. Further, since their inception, the Company has incurred approximately $4,992 of research and development costs associated with the Tris agreements of which the Company has paid $4,925 as of December 31, 2006. The balance on the solids agreement, as amended, is approximately $875. The combined costs of these agreements aggregate to $5,800.

Watson Pharmaceuticals, Inc.

On October 3, 2006, the Company entered into a termination and release agreement (the “Termination Agreement”) with Watson Laboratories, Inc. (“Watson”) terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which the Company manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to the Company thereby enabling it to market the Product. Further, Watson was required to turn over to the Company its current customer list for this Product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and the Company in turn invoiced Watson $42 for repacking.  The net affect was a reduction of $99 to the Company’s net sales during the three month ended December 31, 2006. In consideration of the termination of Watson’s rights under the Supply Agreement, the Company is to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the termination agreement. The Company determined the net present value of the obligation and accordingly increased Accounts payable, accrued expenses and other liabilities and Contract termination liability by $372 and $1,304, respectively. The imputed interest of $324 will be amortized over the remaining life of the obligation using the effective interest rate method.

Centrix Pharmaceutical, Inc.

On October 27, 2006, the Company amended its agreement with Centrix Pharmaceuticals, Inc., (“Centrix”) wherein Centrix has agreed to purchase over a twelve month period, 40% more bottles of the Company’s female hormone therapy products than the initial year of the agreement, commencing November, 2006.  The parties will equally share net profits, as defined in the agreement, with the Company’s share being paid within 45 days of the end of each calendar month.  The amendment has a one year term, after which time the original Centrix agreement shall again be in full force and effect.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

NOTE 16 - Commitments and Contingencies, continued

Significant Contracts, continued

Applied Pharma, LLC, continued

In October, 2006 the Company entered into a consulting agreement with Applied Pharma, LLC in which the consultant agreed to provide the Company with, among other things, analytical method development services relating to the Company’s oral contraceptive products. The Agreement is for thirty six months and may be terminated by either party with 90 days written notice. The agreement calls for monthly payments of $25, which aggregate to a maximum of $900 along with a $75 payment which was issued upon the execution of the agreement. The principal of Applied Pharma, LLC holds a minority interest in APR, LLC.

NOTE 17 - Subsequent Events

Property Lease

In January, 2007 the Company entered into a seven year lease for approximately 20 square feet of office space. The lease provides the Company an option to extend the lease for a period of three years. According to the terms of the lease the base annual rental for the first year will be $261 and will increase by three percent annually thereafter. Further, the Company is required to pay for renovations to the facility, currently estimated at approximately $300.

Watson Pharmaceuticals, Inc.

In February 2007 the Company entered into a termination and release agreement with Watson terminating the Manufacturing and Supply Agreement dated as of July 1, 2003 pursuant to which the Company manufactured and supplied and Watson distributed and sold Reprexain® (5.0 mg hydrocodone bitartrate/200 mg ibuprofen) tablets.

Further, in February 2007 the Company entered into an intellectual property purchase agreement with Watson whereby the Company acquired the registered trademark, domain name, and website content relating to the pharmaceutical product Reprexain® (5.0 mg hydrocodone bitartrate/200 mg ibuprofen) tablets as described in the agreement.  As consideration the Company shall pay Watson, on a quarterly basis, one and one half percent of net sales derived from sales of 5.0 mg hydrocodone bitartrate/200 mg ibuprofen tablets sold under the Reprexain® trademark.

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

On February 2, 2007, the FDA completed its inspection of our Yaphank facility and issued a “no action indicated” notice in which no deviations from current good manufacturing practices (cGMP) were noted. We can now commence full commercial operations at the facility, allowing for future launches of scheduled narcotic products, oral contraceptives, soft gelatin capsules, products coming off patent and products with special release characteristics. In order to increase commercial manufacturing capacity for specific products, we are in the process of evaluating a separate stand-alone facility for female hormone products which require specialized handling and containment.

For the quarter ended December 31, 2006 our net sales were $17,479 compared to $16,213 in the same quarter last year, for a year-over-year increase of 7.8%. There was, however, a significant decrease in gross profit percentage for the three month period ended December 31, 2006, to 23.1% as compared to 31.9% for the quarter ended December 31, 2005. This was the result of difficulties in obtaining raw materials for several finished products, as well as decreased selling prices to certain customers which are detailed below. We are taking the necessary corrective measures to ensure that we will have adequate supplies of raw materials in the future by qualifying additional sources and building up our inventories. As a result, we believe that by June 30, 2007, we will be able to satisfy both our current backlog of orders which resulted from supply chain issues, as well as previously targeted sales. Sales orders for existing products continue to increase from both new and existing customers. In addition, during the quarter, we were successful in obtaining sales at top tier accounts in retail, wholesale, distributor, and managed care trade classes.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

For the quarter ended December 31, 2006, we incurred a net loss of approximately $4,124 compared to a net profit of $609 reported in the three month period ended December 31, 2005. The net loss resulted primarily from the supply issues and downward pricing pressure on certain products as well as a charge of approximately $1,655 in costs associated with the termination of an agreement with Watson Laboratories, Inc. (“Watson”), and research and development expenditures of $4,871.

Our research and development spending continues to increase and we believe the developments in each of our six targeted areas are progressing well. However, due to complexities in the development of oral contraceptive products, soft gelatin capsules and products with special release characteristics, there have been delays in development as well as increased costs. As a result, we will file fewer than the previously announced 37 ANDA filings for the 24 month period ending June 30, 2007, but will exceed our originally announced commitment for 25 ANDAs over this period. Overall, we are confident in our prospects for the future and look forward to focusing our continuing efforts towards enhancing shareholder value.

During the quarter ending March 31, 2007, we plan to launch eight (8) new products. Seven (7) of these products are controlled substances. We believe that our acquisition from Watson of the rights to generic Vicoprofen® along with its established customer base and existing sales channel has positioned us for successful launches of the seven other controlled substance products.

Results of Operations – Summary

As indicated in the tables below, our net sales increased $1,266 when comparing the three month periods ended December 31, 2006 and 2005. However, during the three month period ended December 31, 2006, we had difficulties obtaining raw materials for the production of our female hormone product, generic Bactrim and ibuprofen which slowed production, adversely affected net sales and resulted in an order backlog. As set forth below, we believe that we have adequately addressed these supply issues and they are therefore not as likely to affect us in the future. For our existing female hormone products, there is currently only one supplier of one of the raw materials. The supplier was unable to meet our orders during the quarter. We are working closely with our supplier to ensure adequate raw material supplies, however we anticipate some additional shortage in supplies which may affect our fiscal fourth quarter production.

With respect to Ibuprofen, there was a shortage of materials available from our principal supplier and raw material acquired from one of our alternative sources did not meet our specifications. As a result, we are working with that supplier with respect to the specifications and have increased our inventories to assure that adequate supplies are on hand.

With respect to Bactrim, a large shipment of a key raw material was delayed in transit shipment and FDA clearance times for replacement shipments were longer than anticipated. As a result, we have increased our inventories of this raw material.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

	Three Month Periods Ended December 31,
	2006			2005
		% of			% of
	Sales	Sales		Sales	Sales
Ibuprofen	$8,551	48.9		$8,906	54.9
Allopurinol & Atenolol	0	0		555	3.4
Naproxen	2,422	13.9		1,588	9.8
Female hormone product	1,766	10.1		2,119	13.1
Bactrim®	4,556	26.1		1,480	9.1
Hydrocodone/Ibuprofen	104	0.6		1,079	6.7
All Other Products	80	0.4		486	3.0
Total	$17,479	100.	%	$16,213	100.	%

	Six Month Periods Ended December 31,
	2006		2005
		% of		% of
	Sales	Sales	Sales	Sales
Ibuprofen	$17,173	42.6	$16,678	54.2
Allopurinol & Atenolol	2	0	2,257	7.4
Naproxen	5,520	13.7	3,396	11.0
Female hormone product	6,791	16.8	3,902	12.7
Bactrim®	9,304	23.1	1,915	6.2
Hydrocodone/Ibuprofen	1,031	2.6	1,664	5.4
All Other Products	484	1.2	948	3.1
Total	$40,305	100%	$30,760	100%

•
Net sales of Ibuprofen decreased $355 or 4.0% from the three month period ended December 31, 2005, due in part to supply chain issues which arose during the quarter. We believe the factors that caused the reductions in Ibuprofen have been addressed and corrected. Among other actions taken, we are currently attempting to secure an additional source of Ibuprofen, as well as ensure that our suppliers maintain adequate levels of inventory sufficient to enable us to increase our overall production. We believe sales of Ibuprofen should increase for the balance of this fiscal year, however, there can be no assurance that this will occur. However, net sales for the six month period ended December 31, 2006 increased by $495 or 3% when compared to the six month period ended December 31, 2005, due largely in part to an expanded customer base.

•
As a result of our expanded marketing efforts which are focused on increasing the number of major accounts, sales of Naproxen continued to increase. Net sales increased $834 or 52.5% when comparing the three month period ended December 31, 2006 amount of $2,422 to that of the three month period ended December 31, 2005 total of $1,588. During the six month period ended December 31, 2006, net sales of Naproxen increased $2,124 or 63% over the same six month period of the prior fiscal year. We believe we will be able to maintain our current net sales volume for the remainder of the current fiscal year assuming static market conditions, but there can be no assurance that this will occur.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

•
Net sales of our female hormone products were $1,766, a decrease of $353 when compared to net sales of $2,119 for the three month period ended December 31, 2005. This decrease is due in part to two primary factors: (i) supply chain issues delayed certain of our product shipments until January, 2007 that should have been shipped in December, 2006; (ii) as a result of market conditions, on October 27, 2006, we amended our agreement with Centrix Pharmaceuticals, Inc., (“Centrix”). Commencing November 2006 Centrix has agreed to purchase over a twelve month period, 40% more bottles than the initial year of our agreement at a discounted price with a provision for profit sharing.  Under the amended agreement, we will share net profits with Centrix as defined in the agreement, equally. The amendment has a one year term, after which time the original Centrix agreement shall again be in full force and effect. Net sales recognized of $6,791 during the six month period ended December 31, 2006 for these products is $2,889 or 74% greater than the $3,902 which we recognized during the six month period ended December 31, 2005. The most significant factor contributing to this increase is that the number of units shipped during the current fiscal year to date period is greater than that of the prior year. As a result of the amended agreement, we believe that net sales for the fiscal year ending June 30, 2007 are likely to exceed sales recorded during the fiscal year ended June 30, 2006, however, there can be no assurance that this will occur.

•
Affecting our sales and gross profit in the six months ended December 31, 2006, was our ability to increase our market share over the prior year of Sulfamethoxazole - Trimethoprim in two strengths 400mg / 80mg commonly referred to as generic Bactrim® and 800mg / 160mg or commonly referred to as Bactrim-DS®, (both,“Bactrim”). Sales increased $3,076 from $1,480 during the three month period ended December 31, 2005 to $4,556 recognized during the three month period ended December 31, 2006 primarily as a result of two significant factors: (i) our entering into sales and marketing arrangements with two major wholesalers which include net profit sharing arrangements; and (ii) favorable pricing conditions in the market. Net sales reported during the six month period ended December 31, 2006 for these products is $9,304, compared to $1,915 reported during the six month period ended December 31, 2005, resulting in an increase of $7,389 or 386%. We initially launched this product in October, 2005, and, therefore, part of the year to date increase is attributable to the fact that we did not begin selling Bactrim at the beginning of the year. We had difficulties during the quarter ended December 31, 2006 in obtaining quantities of a key ingredient for these products, from our foreign supplier which limited our ability to further increase net sales of this product. We believe we have addressed and corrected our supply chain issues for this raw material.

•
On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson terminating the Manufacturing and Supply Agreement dated as of October 14, 2003 pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets.  As a result of the Termination Agreement we obtained all rights to market this product. We recorded net sales of only $104 for the three month period ended December 31, 2006 compared to $1,079 for the same period in 2005. Net sales of this product for the six month period ended December 31, 2006 of $1,031 is down from $1,664 which we recognized during the six month period ended December 31, 2005. While not a material factor affecting our net sales recognized during the current quarter, market prices for these products has significantly decreased, which will likely affect our net sales and gross margins at least until the end of our fiscal year or when market conditions may change.

•	We no longer manufacture Allopurinol and Atenolol.

During the three month period ended December 31, 2006, four key customers in the aggregate accounted for approximately 51% of total sales. For the three month period ended December 31, 2005 four key customers accounted for approximately 56% of total sales.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)
Cost of sales / Gross Margins

During the three and six month periods ended December 31, 2006, prices for raw materials remained relatively constant when compared to the prior year. However, as described above we encountered supply chain problems during the current fiscal quarter which we believe we have resolved and should not have as great an effect on future periods. The supply chain issues, along with decreased selling prices to certain customers resulted in decreased gross margins during the three month period ended December 31, 2006. Management believes that there may be modest increases in certain key raw material costs, as well as the cost of packaging components during the next several months. The remaining components of our cost of sales - primarily direct labor and overhead - have, as a percentage of net sales, increased during the current fiscal year, both during the current fiscal quarter as well as the six month period ended December 31, 2006, when compared to the same three and six month periods in the prior fiscal year. When compared to the prior year, we have incurred increased costs associated with increased production and supervisory salaries. Additionally, we had increases in general overhead costs such as product liability insurance and lab and factory supplies. We believe these higher costs will likely continue for the near future, and may negatively affect our gross margins.

Our total gross profit percentage for the three months ended December 31, 2006 was 23.1%, a decrease of 8.8 percentage points compared to 31.9% for the three months ended December 31, 2005. This decrease, as described above, is primarily the result of supply chain issues, which caused a reduction in our production throughput and created manufacturing inefficiencies, and downward pricing pressure on certain products. Additionally, as a result of the Centrix amendment, our gross margin as a percentage of net sales for our female hormone therapy products has decreased during the three month period ended December 31, 2006, when compared to prior periods. The lower gross margin for these products will continue for the remainder of the amendment period. However, we anticipate increases in our net sales and gross margin dollars for these products for the fiscal year ending June 30, 2007, compared to the fiscal year ended June 30, 2006. Overall gross profit percentage for the six month period ended December 31, 2006 of 32.3% was 2.5 percentage points higher than reported for the six month period ended December 31, 2005. This is primarily attributable to new higher margin products shipped during the current fiscal year.

As sales volumes may fluctuate for our higher margin products over the remainder of the year, we may experience a similar fluctuation in margins. Overall, we still believe that our overall gross margin as a percentage of net sales for the fiscal year ended June 30, 2007, can exceed the overall gross margin as a percentage of net sales reported for the fiscal year ended June 30, 2006. However, there can be no assurances market conditions or other factors may negatively impact our forecast.

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

During the three month period ended December 31, 2006 selling, general and administrative expenses increased approximately $955 to approximately $3,156, from approximately $2,201 during three month period ended December 31, 2005. When stated as a percentage of net sales it increased 4.5 percentage points to 18.1% compared to 13.6%.

Factors contributing to the increase when comparing the three month periods ended December 31, 2006 and 2005 include: necessary increases in the staffing and related taxes and benefits of administrative and sales staff of $221 to support our growth; increased rent, utilities and taxes (much of which is associated with our second facility) of $74; an increase in depreciation of $162, primarily due to our second facility becoming operational for general and administrative purposes July 1, 2006; board of directors fees increased $144; professional / consulting fees consisting of management advisory services and software consulting increased $94; bank /financing fees increased $99 primarily the result of the banking facility; during the three month period ended December 31, 2006, computer and data processing costs increased by approximately $35 and we settled a legal matter for $66. These increases were offset by decreases in commission expenses of $246 which is primarily the result of the conclusion of a commission arrangement as well as a reduction in other miscellaneous taxes of $25.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

During the three month period ended March 31, 2006, we granted 100 Stock Appreciation Rights (“SARs”), having a maximum cash value of $250. The expense related to the SARs are recorded at fair value and is marked to market each reporting period with changes recorded as income or expense in the period will be marked to market. Accordingly we reported as expense $58 during the three month period ended December 31, 2006.

SFAS 123(R) requires us to report a non-cash expense for the ratable portion of the fair value of employee stock option awards of unvested stock options over the remaining vesting period. Therefore, in accordance with SFAS 123 (R), we reported non-cash expenses of $375 and $200 during the three month periods ended December 31, 2006 and December 31, 2005, respectively.

During the six month period ended December 31, 2006 selling, general and administrative expenses were $5,794, an increase of $1,155 or 25% when compared to $4,639 during the six month period ended December 31, 2005. When stated as a percentage of net sales, selling, general and administrative expenses decreased approximately 0.7 percentage points to 14.4% compared to 15.1%. The significant components of this increase are: increased staffing, and associated payroll taxes and benefits which we believe necessary in order to support our growth, of $534; depreciation increased $246 primarily the result of our second facility becoming operational for general and administrative purposes; we incurred increases in rents and utilities aggregating $139 again primarily due to the second facility; board of director fees increased $78; a non-cash expense of $42 recorded in accordance with the provisions of SFAS 123 (R) and banking fees incurred with a bank financing which went into effect in March 2006. Additionally, we granted a SAR described above which contributed $66 to the increase. These were offset by a decrease in commissions of $369. We were paying a commission to one salesperson for sales to one customer. This arrangement ended during the current quarter.

Research and Development Expenses

During the three month period ended December 31, 2006, we continued to take significant steps to expand our product line. We incurred research and development expenses of approximately $4,871 (27.9% of net sales) compared to approximately $1,885 (11.6% of net sales) for the same period in the prior fiscal year, an increase of $2,986 or 158.4%. During the six month period ended December 31, 2006 our research and development expenses were $8,289 an increase of $4,258 or nearly 106% higher than the $4,031 reported during the same six month period in the prior fiscal year.

Research and development expenses were primarily for wages, bioequivalence studies for new products currently in development, materials and legal fees associated with our planned new product pipeline. We believe that research and development expenses will increase as a percentage of net sales in the future as we seek to expand our product line. Included in the increase for the three months ended December 31, 2006 when compared to the three months ended December 31, 2005 is $605 related to payroll, payroll taxes and employee benefits. This increased staffing is necessary in order for us to implement our plan. Additionally we incurred $150 expense as a result of entering into a new consulting agreement. The new consultant will assist us in the development of our oral contraceptive products.

Our research and development costs incurred for the six month period ended December 31, 2006 of $8,289 is $4,258 or 106% greater than $4,031 which we incurred during the six month period in the prior fiscal year. As noted above we continue to expand our staff and have therefore witnessed an increase of $965 in salaries and related payroll taxes and employee benefits. At December 31, 2006 we had 47 employees in our research and development area compared to 20 on December 31, 2005. External legal costs incurred in association with our product development increased to $1,017 during the six month period ended December 31, 2006, an increase of $632 over the same period in the prior fiscal year. The remaining portion of the increase consists primarily of increases in materials, bio-equivalency studies and other general costs.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

During October 2006, we entered into a new agreement (“New Liquids Agreement”) with Tris Pharma, Inc. (“Tris”), which terminated the agreement entered into February 2005, which was for the development and licensing of up to twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the New Liquids Agreement, Tris will, among other things, be required to develop and deliver the properties, specifications and formulations (“Product Details”) for fourteen generic liquid pharmaceutical products (“Liquid Products”). We will then utilize this information to obtain all necessary approvals. Tris will manufacture, package and label each product for a fee. In conjunction with this new liquids agreement we were required to pay Tris $1,000, whether or not regulatory approval is obtained for any of the liquid products. As of December 31, 2006, all payments associated to this agreement were made. In addition, Tris is to receive forty percent of the net profits, as defined, in accordance with the terms in the New Liquids Agreement.

During February 2005, we entered into a second agreement (“Solids Agreement”), for solid dosage products (“solids”) with Tris. In July 2005, the Solids Agreement was amended. According to the terms of the Solids Agreement, as amended, we are to collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two soft-gel products and one additional solid dosage product. Some of the products included in this agreement, as amended, may require us to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,500 to Tris, whether or not regulatory approval is obtained for any of the solids products. The Solids Agreement also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides us with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

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

Interest Expense, net

Our net interest expense increased approximately $141 and $337 when comparing the three and six months ended December 31, 2006 with the three and six month periods ended December 31, 2005, respectively primarily as a result of increased borrowings to fund the Yaphank facility, renovations, additional purchases of new equipment and increased research and development activities. It is likely that our net interest expense will increase when compared to prior periods as a result of additional borrowings and higher interest rates.

Income Taxes

In calculating our tax provision for the three and six month periods ended December 31, 2006 we applied aggregate effective tax rates of approximately 32% and 27% respectively. For the three and six month periods ended December 31, 2005 we applied aggregate effective tax rates of approximately 37% and 38%, respectively, thereby creating $1,908 and $922 income tax benefits for the three and six month periods ended December 31, 2006 and $360 and $98 income tax expense for the three and six month periods ended December 31, 2005, and adjusted its deferred tax asset by like amounts.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

During the three and six month period ended December 31, 2006, stock options were exercised which generated approximately $9 and $83 of income tax deductions, resulting in tax benefits of approximately $3 and $31, which were credited to additional paid-in capital.

At December 31, 2006 we had remaining Federal NOLs of $20,847 and State NOLs of $20,257 expiring through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes of ownership; utilization of these NOLs is limited. As of December 31, 2006, we determined that it is more likely than not, that we will utilize all of the Federal NOLs in the future. We recorded a valuation allowance of approximately 17% of the State NOLs which we do not anticipate utilizing due to State limitations.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through cash flows from operations and bank loans. Net cash used by operating activities for the six month period ended December 31, 2006, was $2,195 compared to net cash being provided by operating activities of $7,271 for the six month period ended December 31, 2005. Significant factors comprising the cash used by operating activities for the six month period ended December 31, 2006 include: a net loss of $2,494 and a net decrease to operating assets and liabilities of $2,284. This net change in operating assets is due, in part, to a reduction of deferred revenue of $3,399, recognized during the period. Additionally, we reported depreciation and amortization of $1,098. We also recognized a non cash compensation charge of $586 in accordance with the provisions of SFAS 123 (R). During the quarter ended December 31, 2006, we recognized a non-cash charge of $1,655 as a result of a termination agreement with Watson Pharmaceuticals, Inc. Other items affecting our net cash used in operating activities aggregated net decreases of $756.

Funds used in investing activities of $2,320 during the six month period ended December 31, 2006 were for new machinery, equipment and building renovations, compared to $4,700 used in investing activities during the six months ended December 31, 2005

The most significant component to our net cash provided by financing activities of $9,956 was the sale of $10,000 of our Series C-1 redeemable convertible preferred stock in September 2006, which generated $9,993 of cash. In addition we received $258 from the exercise of employee stock options. Net funds used pertaining to long-term debt was $188.

At December 31, 2006, we had $6,879 in cash, compared to $1,438 at June 30, 2006.

It should be noted that as part of our business plan, during the three and six month periods ended December 31, 2006, we incurred $4,871 and $8,289, respectively of research and development costs. We believe that our research and development costs will likely exceed this current rate for the foreseeable future.

Bank Financing

During February, 2006, the Company entered into a new four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided an original maximum credit facility of $41,500 comprised of:

•	$22,500 revolving credit facility

•	$12,000 real estate term loan

•	$ 3,500 machinery and equipment (“M&E”) term loan

•	$ 3,500 additional / future capital expenditure facility

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

The funds made available through this facility paid down, in its entirety, the $20.45 million owed on the previous credit facility. The new revolving credit facility borrowing base is calculated as (i) 85% of our eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, we are permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of December 31, 2006, there is approximately $2,240 available for additional capital expenditure borrowings.

Under the terms of the WFBC agreement, three stockholders, all related to our Chairman of the Board of Directors, one of whom is our Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. We were required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon us raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of the sale of $10,000 of Series B-1 redeemable convertible preferred stock in May 2006, the limited personal guarantees were reduced by $3,670. The sale of the $10,000 Series C-1 redeemable convertible preferred stock in September 2006, resulted in elimination of the balance of the personal pledges of marketable securities of $3,830.

The revolving credit facility and term loans will bear interest at a rate of the prime rate less 0.5% or, at our option, LIBOR plus 250 basis points. At December 31, 2006, the interest rate on this debt was 7.75%. We have not drawn any funds from this revolving credit facility. We will incur a fee of 25 basis points per annum on any unused amounts of this credit facility. Pursuant to the requirements of the WFBC agreement, we put in place a lock-box arrangement.

The WFBC credit facility is collateralized by substantially all of our assets. In addition, we are required to comply with certain financial covenants.

With respect to the real estate term loan and the $3,500 M&E loan, we entered into interest rate swap contracts (the “swaps”), whereby we pay a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” and by definition there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at December 31, 2006, was approximately $83 and is included in other assets.

Watson Termination Agreement

On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to us thereby enabling us to market the Product ourselves. Further, Watson was required to turn over to us its then current customer list for this product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this Product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and we in turn invoiced Watson $42 for repacking. The net affect was a reduction of $99 to our net sales during the three month ended December 31, 2006. In consideration of the termination of Watson’s rights under the Supply Agreement, we are to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the agreement. The Company determined the net present value of the obligation and accordingly included in Accounts payable, accrued expenses and other liabilities and Contract termination liability $372 and $1,304, respectively. The imputed interest of $324 will be amortized over the four year life of the obligation using the effective interest rate method.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

Our expansion plan calls for continued spending on research and development and capital improvements. We believe that we have adequate cash on hand along with our credit facility with Wells Fargo Business Credit will be sufficient for the next twelve months of our operations, however there can be no assurance that events may occur which could require us to seek additional funds either from additional borrowings or through possible sales of equity or other securities.

Accounts Receivable

As of December 31, 2006, less than 1% of our receivables had aged greater than 90 days. We believe the quality of our accounts receivable is good, as such we believe our allowance for doubtful accounts is adequate. Further, based upon current information available to us we believe there is minimal exposure to bad debt expense; however we can not be assured that future conditions may alter our exposure.

Inventories

At December 31, 2006, the value of our inventory was $9,807, an increase of $1,459 from $8,348 at September 30, 2006 and an increase of $1,101 from June 30, 2006.  These increases are partially due to a planned buildup of finished goods, which we believe should enable us to provide improved sales order turn-around as well as an increase in raw material safety-stock levels. During the three month period ended December 31, 2006, we encountered numerous supply chain issues which caused manufacturing inefficiencies as well as delays in shipping. As such, we believe the increase in our inventory levels was necessary. The overall impact in the buildup of inventory should not adversely effect our plan, but may negatively affect our cash.

Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other current liabilities increased by approximately $585 from June 30, 2006 to December 31, 2006. The increase is primarily attributable to increases in purchases of raw materials due to greater sales volume as well as increased research and development costs.

Cash

Cash increased during the six month period ended December 31, 2006, by approximately $5,441 to $6,879 at December 31, 2006 from $1,438 at June 30, 2006, primarily as a result of the sale of $10,000 of our Series C-1 redeemable convertible preferred stock. Please see Liquidity and Capital Resources above for further analysis.

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

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

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

In addition, we are party to supply agreements with certain pharmaceutical companies under which, in addition to the selling price of the product, we receive payments based on sales or profits associated with these products realized by our customer. We recognize revenue related to the initial selling price upon shipment of the products as the selling price is fixed and determinable and no right of return exists. We recognize the additional revenue component of these agreements at the time our customers record their sales and is based on pre-defined formulas contained in the agreements.

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

Sales Incentives

We account for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). Generally, the terms of a volume based sales incentive we offer require the customer to purchase a minimum quantity of a product or products during a specified period of time. The incentive offered would then be based upon a fixed dollar amount per unit sold to the customer. We make an estimate of the ultimate amount of the incentive the customer would earn based upon past history with the customer and other facts and circumstances. Generally, we have the ability to estimate this volume incentive price adjustment, as there does not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive would be recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01-9, we record the provision for this sales incentive when the related revenue is recognized. The sales incentive liability may prove to be inaccurate, in which case we may have understated or overstated the provision required for these arrangements. Therefore, although we make a best estimate of our sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of a customer, could have significant impact on our liability for sales incentives and our reported operating results. The terms of our agreement with our customer with such sales incentives expired in October 2006.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)
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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

As of this filing, our principal financial instrument is a maximum $41,500 credit facility, consisting of a real estate term loan of $12,000, two machinery and equipment lines aggregating $7,000 and a revolving credit line of a maximum of $22,500, subject to certain asset levels. Under the terms of the WFBC agreement, three stockholders, all related to our Chairman of the Board of Directors, one of whom is the our Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. We were required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of the sale of $10,000 of Series B-1 convertible preferred stock in May 2006, the credit facility and the limited personal guarantees were reduced by $3,670. The sale of the Series C-1 Convertible preferred stock in September 2006, resulted in elimination of the balance of the personal pledges of marketable securities of $3,830.

At December 31, 2006, total obligations to our bank pertaining to the credit facility described above were: (i) approximately $11,333 real estate term loan; and (ii) $4,086 owing on the machinery and equipment lines. With respect to the real estate term loan and the machinery and equipment loans, we entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at December 31, 2006 was approximately $83.

INTERPHARM HOLDINGS, INC
(In thousands, except per share data)

If our combined variable rate borrowings of approximately $1,169 remained at the same amount as of December 31, 2006, for the remainder of our fiscal year, for every one percent change, upward or downward in our borrowing rate, we would incur or save approximately $3 per quarter.

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

At the conclusion of the six month period ended December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report. As set forth in Note 12 to our unaudited condensed consolidated financial statements for the six months ended December 31, 2006, in our Form 10-Q for the three months ended September 30, 2006, we incorrectly disclosed that we granted 1,474 stock options to certain employees on October 26, 2006. As a result, management has commenced a review to improve the applicable disclosure controls and option grant procedures.

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

INTERPHARM HOLDINGS, INC

PART II - OTHER INFORMATION

Item 1.a	Risk factors

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth risk factors in addition to those contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and should be read in conjunction with those risk factors.

Some of our raw materials are not readily available and may only be available from a single source and therefore, a supply interruption could have a material adverse effect on our business and financial condition and could cause a decline in the market value of our common stock.

Many of our raw materials are not readily available from multiple suppliers and, in some cases, are available from only a single source. We have experienced supply issues from single source suppliers and there can be no assurance that supply interruptions or delays will not occur in the future without the ability to obtain substitute materials leading to delays in production and/or loss of sales or customers. Any significant supply interruption from a single source supplier could have a material adverse effect on our business and financial condition and could cause a decline in the market value of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on November 16, 2006 at the Hilton Hotel 598 Broadhollow Road, Melville, New York. At the annual meeting, two proposals were voted on by the Company’s stockholders: the election of directors and the ratification of the selection of the Company’s auditors for the fiscal year ending June 30, 2007. The specific proposals and results of the voting at the annual meeting are set forth below.

1. The stockholders of the Company voted to elect six members to the Board of Directors to serve until their respective successors are elected. The results of the vote are:

	For	Against	Abstain

Dr. Maganlal K. Sutaria	61,192,551	128,406	0
David Reback	61,257,082	63,955	0
Stewart H. Benjamin	61,259,173	61,864	0
Richard Miller	61,259,387	61,650	0
Kennith Johnson	61,289,433	31,604	0
Joan Neuscheler	61,250,344	70,693	0

2. The stockholders also voted to ratify and approve Marcum & Kliegman, LLP, as our independent public accountants, to audit our financial statements for the fiscal year ending June 30, 2007. The result of the vote was:

For	Against	Abstain

61,091,928	229,108	0

INTERPHARM HOLDINGS, INC

Item 6.	Exhibits

Exhibits

10.1	Termination Agreement between Interpharm, Inc. and Watson Laboratories, Inc.

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

 INTERPHARM HOLDINGS, INC

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHARM HOLDINGS, INC. (Registrant)

Date: February 14, 2007	By:	/s/ George Aronson
George Aronson, Chief Financial Officer (Duly authorized to sign on behalf of registrant)

INTERPHARM HOLDINGS, INC

Exhibits Number	Description

21.1	List of Subsidiaries