Form 10-Q
period 2007-03-31
INTERPHARM HOLDINGS INC
filed 2007-05-15
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

 YES ☐ NO ☒

As of the close of business on May 11, 2007, there were 65,813,668 shares of the Registrant's $0.01 par value per share Common Stock outstanding.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements & Notes	1-26

Item 2.	Managements Discussion & Analysis of Financial Condition and Results of Operations	27-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II	Other Information Required in Report

Item 1.	Legal Proceedings	39

Item 6.	Exhibits	40

Signatures Page		41

Exhibits/Certifications		42-45

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	March 31, 2007	June 30, 2006
	(Unaudited)

CURRENT ASSETS
Cash	$184	$1,438
Accounts receivable, net	14,109	14,212
Inventories	12,117	8,706
Prepaid expenses and other current assets	1,564	1,316
Assets held for sale	538	—
Deferred tax assets	83	1,321

Total Current Assets	28,595	26,993

Land, building and equipment, net	32,385	29,069
Deferred tax assets	7,744	4,849
Investment in APR, LLC	1,023	1,023
Other assets	1,168	933

TOTAL ASSETS	$70,915	$62,867

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31, 2007	June 30, 2006
	(Unaudited)

CURRENT LIABILITIES
Current maturities of long-term debt	$2,090	$1,686
Accounts payable, accrued expenses and other liabilities	15,027	12,650
Liabilities held for sale	377	—
Deferred revenue	—	3,399
Total Current Liabilities	17,494	17,735

OTHER LIABILITIES
Long-term debt, less current maturities	14,585	13,952
Contract termination liability	1,330	—
Other liabilities	—	125

Total Other Liabilities	15,915	14,077

TOTAL LIABILITIES	33,409	31,812

COMMITMENTS AND CONTINGENCIES

Series B-1 Redeemable Convertible Preferred Stock: 15 shares authorized; issued and outstanding - 10 at March 31, 2007 and June 30, 2006; liquidation preference of $10,000	8,155	8,225

Series C-1 Redeemable Convertible Preferred Stock: 10 shares authorized; issued and outstanding - 10 at March 31, 2007; liquidation preference of $10,000	8,352	—

STOCKHOLDERS’ EQUITY
Preferred stocks, 10,000 shares authorized; issued and outstanding - 5,132 and 5,141 at March 31, 2007 and June 30, 2006, respectively; aggregate liquidation preference of $3,588 and $4,291 at March 31, 2007 and June 30, 2006, respectively	51	51
Common stock, $0.01 par value, 150,000 and 65,569 shares authorized and issued, respectively, at March 31, 2007, and 70,000 and 64,537 shares authorized and issued, respectively, at June 30, 2006.	656	645
Additional paid-in capital	28,885	24,196
Stock subscription receivable	—	(90)
Accumulated other comprehensive income	114	98
Accumulated deficit	(8,707)	(2,070)

TOTAL STOCKHOLDERS’ EQUITY	20,999	22,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,915	$62,867

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

SALES, Net	$19,910	$16,110	$60,215	$46,869

COST OF SALES (including related-party rent expense of $204 and $446 for the three and nine months ended March 31, 2007 and $102 and $306 for the three and nine months ended March 31, 2006, respectively)	13,535	12,111	40,828	33,708

GROSS PROFIT	6,375	3,999	19,387	13,161

OPERATING EXPENSES
Selling, general and administrative	3,882	3,263	9,675	7,901
Related party rent	36	18	79	54
Research and development	4,711	2,975	13,001	7,006

TOTAL OPERATING EXPENSES	8,629	6,256	22,755	14,961

OPERATING LOSS	(2,254)	(2,257)	(3,368)	(1,800)

OTHER (EXPENSE) INCOME
Contract termination expense	—	—	(1,655)	—
Interest expense, net	(289)	(170)	(816)	(359)
Asset impairment	(101)	—	(101)	—
Other	46	2	(75)	(5)

TOTAL OTHER EXPENSE	(344)	(168)	(2,647)	(364)

LOSS BEFORE INCOME TAXES	(2,598)	(2,425)	(6,015)	(2,164)

BENEFIT FROM INCOME TAXES	(746)	(926)	(1,668)	(828)

NET LOSS	(1,852)	(1,499)	(4,347)	(1,336)

Series C-1 preferred stock beneficial conversion feature	—	—	1,094	—
Preferred stock dividends	454	98	1,196	181

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,306)	$(1,597)	$(6,637)	$(1,517)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.10)	$(0.05)

Basic and diluted weighted average shares and equivalent shares outstanding	65,380	32,464	65,052	32,423

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
BALANCE- July 1, 2006	5,141	$51	64,537	$645	$24,196	$(90)	$98	$(2,070)	$22,830

Accrued dividends - Series B-1	—	—	—	—	—	—	—	(206)	(206)
Accrued dividends - Series C-1	—	—	—	—	—	—	—	(206)	(206)
Series C-1 Preferred beneficial conversion feature	—	—	—	—	1,094	—	—	(1,094)	—
Series B-1 dividends paid with common stock	—	—	299	3	488	—	—	(413)	78
Series C-1 dividends paid with common stock			122	2	245	—	—	(247)	—
Dividends declared - Series A-1	—	—		—	—	—	—	(124)	(124)
Shares issued for options exercised	—	—	602	6	387	—	—	—	393
Conversion of Series A preferred stock	(7)	—	7	—	—	—	—	—	—
Conversion of Series B preferred stock	(2)	—	2	—	—	—	—	—	—
Fair value of warrants issued	—	—	—	—	1,641	—	—	—	1,641
Stock based compensation and modification expense	—	—	—	—	834	—	—	—	834
Collections on stock subscription receivable	—	—	—	—	—	90	—	—	90
Change in fair value of interest rate swap	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(4,347)	(4,347)

BALANCE - March 31, 2007	5,132	$51	65,569	$656	$28,885	$—	$114	$(8,707)	$20,999

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

NET LOSS	$(1,852)	$(1,499)	$(4,347)	$(1,336)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in fair value of interest rate swap	31	(12)	16	(12)

TOTAL COMPREHENSIVE LOSS	$(1,821)	$(1,511)	$(4,331)	$(1,348)

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(4,347)	$(1,336)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	55	11
Asset impairment	101	—
Accreted non-cash interest expense	54	—
Depreciation and amortization	1,671	1,062
Stock based compensation expense	834	1,004
Contract termination expense	1,655	—
Deferred tax benefit	(1,657)	(800)
Loss on disposal of fixed assets	75	5
Changes in operating assets and liabilities:
Accounts receivable	49	(2,258)
Inventories	(3,412)	(346)
Prepaid expenses and other current assets	(272)	(635)
Accounts payable, accrued expenses and other liabilities	1,743	6,803
Deferred revenue	(3,399)	2,296
Total adjustments	(2,503)	7,142
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,850)	5,806

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building and equipment, net	(4,992)	(6,621)
Proceeds from sale of equipment	129	—
Deposits and other long-term assets	(706)	(604)
NET CASH USED IN INVESTING ACTIVITIES	(5,569)	(7,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series C-1 preferred stock and warrants, net	9,993	—
Expenditures relating to sale of Series B-1 preferred stock and warrants	(70)	—
Proceeds from options exercised	393	—
Proceeds from long-term debt	2,240	8,654
Payment of Series A-1 dividends	(124)	(165)
Payment of deferred financing costs	—	(270)
Collections on stock subscription receivable	90	21
Repayment of bank line of credit, net	—	(6,728)
Repayments of long-term debt	(1,357)	(376)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,165	1,136

NET DECREASE IN CASH	(1,254)	(283)
CASH - Beginning	1,438	537
CASH - Ending	$184	$254

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Nine Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$934	$273
Income taxes	$—	$15
Non-Cash Investing or Financing Transactions:
Issuance of common stock in exchange for subscription receivable	$—	$133
Acquisition of machinery and equipment in exchange for capital lease payable	$156	$128
Reclassification of equipment deposits to building and equipment	$410	$771
Series B-1 dividends paid with common stock	$491	$—
Series C-1 dividends paid with common stock	$247	$—
Accrual of Series B-1 dividends	$206	$—
Accrual of Series C-1 dividends	$206	$—
Change in fair value of interest rate swap	$16	$12
Repayment of debt with proceeds from new credit facility	$—	$20,445
Declaration of preferred dividends	$—	$124

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its subsidiaries that are hereafter referred to as the “Company”. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2006.

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

In addition, the Company is party to supply agreements with certain pharmaceutical companies under which, in addition to the selling price of the product, the Company receives payments based on sales or profits associated with these products realized by its customer. The Company recognizes revenue related to the initial selling price upon shipment of the products as the selling price is fixed and determinable and no right of return exists. The additional revenue component of these agreements is recognized by the Company at the time its customers record their sales and is based on pre-defined formulas contained in the agreements. Receivables related to this revenue of $816 and $620 at March 31, 2007 and June 30, 2006, respectively, are included in “Accounts receivable, net” in the accompanying Condensed Consolidated Balance Sheets.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share,” during the fiscal year ended June 30, 2006, in periods when there was net income and Series K preferred stock was outstanding, the Company used the Two-Class Method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method was used to calculate the effect of the participating Series K on diluted EPS. In periods when there was a net loss, the effect of the participating Series K was excluded from both basic and diluted EPS. Additionally, in May 2006, the Series K preferred stock was converted into the Company’s common stock; therefore the use of the Two-Class Method is not required for the three and nine months ended March 31, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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

Stock Based Compensation

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified-prospective-transition method. As a result, the Company’s net loss before taxes for the three months ended March 31, 2007 and its net income before taxes for the three month period ended March 31, 2006 is lower by $248 and $588, respectively, and $834 and $1,004 for the nine months ended March 31, 2007 and 2006, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Sales Incentives

In accordance with the terms and conditions of an agreement entered into during the fiscal year ended June 30, 2006, the Company has offered a sales incentive to one of its customers in the form of an incentive volume price adjustment. The Company accounts for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). The terms of this volume based sales incentive required the customer to purchase a minimum quantity of the Company's products during a specified period of time. The incentive offered was based upon a fixed dollar amount per unit sold to the customer. The Company made an estimate of the ultimate amount of the incentive the customer would earn based upon past history with the customer and other facts and circumstances. The Company had the ability to estimate this volume incentive price adjustment, as there did not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive was recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01-9, the Company recorded the provision for this sales incentive when the related revenue is recognized. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customer, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results. The specific terms of this agreement which related to sales incentives expired in October 2006. For the three and nine months ended March 31, 2007, the Company recognized $0 and $3,399 sales incentive revenue related to this agreement.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company accounted for certain long lived assets and related liabilities that will be disposed or that met all of the “held for sale” criteria, as a disposal group which has been classified as “held for sale” and presented separately in the Current Assets and Current Liabilities sections, respectively, of the accompanying Condensed Consolidated Balance Sheet as of March 31, 2007. The major classes of assets and liabilities classified as “held for sale” are separately discussed in Note 17. The “held for sale” classification required having appropriate approvals by the Company's management and Board of Directors, as applicable, and meeting other criteria.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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

Recently Issued Accounting Pronouncements

New Accounting Pronouncements

In November 2006, The Emerging Issues Task Force (“EITF”) reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2006, The Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under of Financial Accounting Standards (“FAS”) 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FSP EITF 00-19-2 to have a material impact on its consolidated financial position, results of operations or cash flows.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

New Accounting Pronouncements, continued

In February 2007, the FASB issued Statement (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

NOTE 3 - Accounts Receivable

Accounts receivable are comprised of amounts owed to the Company through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns and customer chargebacks. Allowances for doubtful accounts were approximately $53 at March 31, 2007 and $101 at June 30, 2006. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for customer chargebacks were $3,310 and $2,315 at March 31, 2007 and June 30, 2006, respectively. The Company sells some of its products indirectly to various government agencies referred to below as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - Accounts Receivable, continued

The changes in the allowance for customer chargebacks, discounts and other credits that reduced gross revenue for nine months ended March 31, 2007 and 2006 is as follows:

	Nine Months Ended March 31,
	2007	2006
Reserve balance - beginning	$2,315	$425

Actual chargebacks, discounts and other credits taken in the current period (a)	(8,359)	(3,620)

Current provision related to current period sales	9,354	5,105

Reserve balance - ending	$3,310	$1,910

(a)	Actual chargebacks discounts and other credits are determined based upon the customer’s application of amounts taken against the accounts receivable balance.

NOTE 4 - Inventories

Inventories consist of the following:

	March 31, 2007	June 30, 2006
	(Unaudited)
Finished goods	$2,124	$1,781
Work in process	5,618	3,685
Raw materials	3,952	2,928
Packaging materials	423	312

Total	$12,117	$8,706

NOTE 5 - Land, Building and Equipment

Land, building and equipment consist of the following:

	March 31, 2007	June 30, 2006	Estimated Useful Lives
	(Unaudited)
Land	$4,924	$4,924	—
Building	12,460	12,460	39 Years
Machinery and equipment	15,560	12,657	5-7 Years
Computer equipment	1,228	151	5 Years
Construction in Progress	243	587	—
Furniture and fixtures	765	660	5 Years
Leasehold improvements	3,913	3,206	5-15 Years
	39,093	34,645
Less: accumulated depreciation and amortization	6,708	5,576

Land, Building and Equipment, net	$32,385	$29,069

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 - Land, Building and Equipment, continued

Depreciation and amortization expense for the three and nine months ended March 31, 2007, was approximately $542 and $1,571, respectively, and for the three and nine months ended March 31, 2006, was approximately $370 and $1,062, respectively.

NOTE 6 - Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

	March 31, 2007	June 30, 2006
	(Unaudited)

Inventory purchases	$7,141	$5,734
Research and development expenses	1,978	2,068
Other	5,908	4,848

Total	$15,027	$12,650

NOTE 7 - Debt

Long-term Debt

A summary of the outstanding long-term debt is as follows:

	March 31, 2007	June 30, 2006
	(Unaudited)

Revolving credit facility	$—	$—
Real estate term loan	11,133	11,734
Machinery and equipment term loans	5,386	3,833
Capital leases	197	72
	16,716	15,639
Less: amount representing interest on capital leases	41	1
Total long-term debt	16,675	15,638

Less: current maturities	2,090	1,686

Long-term debt, less current maturities	$14,585	$13,952

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 - Debt, continued

The funds made available through this facility paid down, in its entirety, the $20.45 million owed on the previous credit facility. The new revolving credit facility borrowing base is calculated as (i) 85% of the Company’s eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, the Company is permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of March 31, 2007, there was approximately $690 available for additional capital expenditure borrowings.

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

The revolving credit facility and term loans will bear interest at a rate of the prime rate less 0.5% or, at the Company’s option, LIBOR plus 250 basis points. At March 31, 2007, the interest rate on this debt was 7.75%. Pursuant to the requirements of the WFBC agreement, the Company put in place a lock-box arrangement, which will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

The WFBC credit facility is collateralized by substantially all of the Company’s assets. In addition, the Company is required to comply with certain financial covenants and as of March 31, 2007, was not in compliance with one of these financial covenants which required that unfinanced capital expenditures not exceed $2,500. Such expenditures were approximately $3,500 for the nine month period ended March 31, 2007. The Company received a waiver from WFBC of the financial covenant non-compliance and entered into an amendment to the WFBC loan documents to accommodate the Company’s unfinanced capital expenditures.

With respect to the real estate term loan and the $3,500 M&E loan, the Company entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at March 31, 2007, was approximately $114 and is included in Other assets.

NOTE 8- Income Taxes

At March 31, 2007 the Company has remaining Federal net operating losses (“NOLs”) of $23,676 and State NOLs of $22,789 available through 2027. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these NOLs is limited. As of March 31, 2007, the Company has determined that it is more likely than not, that the Company will utilize all of the Federal NOLs in the future. Additionally, as of March 31, 2007, as a result of changes in New York State tax law, the benefit of the future utilization of State NOLs has been reduced.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8- Income Taxes, continued

In calculating its tax provision for the nine month periods ended March 31, 2007 and 2006, the Company applied aggregate effective tax rates of approximately 28% and 38%, respectively, thereby creating a $1,668 and $828 income tax benefit, respectively, and adjusted its deferred tax assets by like amounts. The decrease in effective tax rates is the result of permanent tax differences relating to Incentive Stock Options and changes in New York State tax law.

NOTE 9- Earnings (Loss) Per Share

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(1,852)	$(1,499)	$(4,347)	$(1,336)
Less: Preferred stock dividends
Series A-1	(42)	(98)	(124)	(181)
Series B-1	(206)	—	(619)	—
Series C-1	(206)	—	(453)	—
Less: Series C-1 beneficial conversion feature	—	—	(1,094)	—

Net loss attributable to common stock stockholders	$(2,306)	$(1,597)	$(6,637)	$(1,517)

Denominator:
Denominator for basic and diluted EPS weighted average shares outstanding	65,380	32,464	65,052	32,423

Basic and diluted loss per share:	$(0.04)	$(0.05)	$(0.10)	$(0.05)

Stock options, warrants and convertible preferred stock, equivalent to 30,245 and 12,813 shares of the Company’s common stock, were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2007 and 2006, respectively, as their inclusion would be antidilutive.

As of March 31, 2007, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

Common stock outstanding	65,569
Stock options outstanding	12,636
Warrants outstanding	4,564
Common stock issuable upon conversion of preferred stocks:
Series C	6
Series A-1 (maximum contingent conversion) (a)	4,855
Series B-1	6,520
Series C-1	6,520

Total (b)	100,670

(a)	The Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9- Earnings (Loss) Per Share, continued

(b)
Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through November 16, 2016 (the end of the current vesting and conversion periods).

NOTE 10 - Series B-1 Redeemable Convertible Preferred Stock

In May 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Tullis-Dickerson Capital Focus III, L.P. ( “Tullis”). Under the Agreement, the Company agreed to issue and sell to Tullis, and Tullis agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,858) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“B-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an exercise price of $1.639 per share. The warrants have a five year term. The Series B-1 Stock and warrants sold to Tullis are convertible and/or exercisable into a total of 8,802 shares of common stock. The B-1 shares are convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the B-1 shareholders have the right to require the Company to redeem all or a portion of the B-1 shares upon the occurrence of certain triggering events, as defined, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. Through March 31, 2007, the Company issued 299 shares of common stock as payment of $491 of previously accrued dividends. At March 31, 2007, the Company had accrued $206 of Series B-1 dividends, which was paid in April 2007 through the issuance of 122 shares of the Company’s common stock.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the B-1 shares as temporary equity and the value ascribed to the B-1 shares upon initial issuance in May 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,704 of the gross proceeds of the sale of B-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,418 to accumulated deficit during the quarter ended June 30, 2006. The non-cash charge measures the difference between the relative fair value of the B-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. The Company is not currently, and the Company made an assessment that it is not probable that it will be, in default on its WFBC credit facility (the only redemption feature outside of its control) nor does it plan to redeem the Series B-1 preferred stock. As such, the Company believes it is not probable that the Series B-1 preferred stock will become redeemable.

In addition, in May 2006, in connection with the sale of the B-1 shares the Company entered into a Registration Rights Agreement, as amended, with Tullis. Under the terms of this Registration Rights Agreement the Company is subject to penalties (a) if, within 60 days after a request to do so is made by the holders of such preferred stock, the Company does not timely file with the Securities and Exchange Commission a registration statement covering the resale of shares of its common stock issuable to such holders upon conversion of the preferred stock, (b) if a registration statement is filed, such registration statement is not declared effective within 180 days after the request is made or (c) if after such a registration is declared effective, after certain grace periods the holders are unable to make sales of its common stock because of a failure to keep the registration statement effective or because of a suspension or delisting of its common stock from the American Stock Exchange or other principal exchange on which its common stock is traded. The penalties will accrue on a daily basis so long as the Company is in default of the Registration Rights Agreement. The maximum amount of a registration delay penalty as defined in the Registration Rights Agreement is 18% of the aggregate purchase price of Tullis’ registrable securities included in the related registration statement. Unpaid registration delay penalties shall accrue interest at the rate of 1.5% per month until paid in full. If the Company fails to get a registration statement effective penalties shall accrue at an amount equal to 1.67% per month of the aggregate purchase price of Tullis’ registrable securities included in the related registration statement. If the effectiveness failure continues for more than 180 days the penalty rate shall increase to 3.33%. In addition, if the Company fails to maintain the effectiveness of a registration statement, penalties shall accrue at a rate of 3.33% per month of the aggregate purchase price of the registrable securities included in the related registration. The Company is also subject to penalties if there is a failure to timely deliver to a holder (or credit the holder’s balance with Depository Trust Company if the common stock is to be held in street name) a certificate for shares of our common stock if the holder elects to convert its preferred stock into common stock. Therefore, upon the occurrence of one or more of the foregoing events the Company’s business and financial condition could be materially adversely affected and the market price of its common stock would likely decline.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 - Series B-1 Redeemable Convertible Preferred Stock, continued

The Company’s Series B-1 redeemable convertible preferred stock is summarized as follows at March 31, 2007:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

15	10	$100	$10,000

NOTE 11 - Series C-1 Redeemable Convertible Preferred Stock

On September 11, 2006, the Company entered into a Securities Purchase Agreement (the “C-1 Agreement”) with Aisling Capital, L.P. (the “Buyer”). Under the C-1 Agreement, the Company agreed to issue and sell to the Buyer, and the Buyer agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,993) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“C-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an exercise price of $1.639 per share. The warrants have a five year term. The Series C-1 Stock and warrants sold to the Buyer are convertible and/or exercisable into a total of 8,802 shares of common stock. The C-1 shares are convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the C-1 shareholders have the right to require the Company to redeem all or a portion of the C-1 shares upon the occurrence of certain triggering events, as defined, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. Through March 31, 2007, the Company issued 122 shares of common stock as payment of $247 of previously accrued dividends. At March 31, 2007, the Company had accrued $206 of Series C-1 dividends, which was paid in April 2007 through the issuance of 122 shares of the Company’s common stock.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the C-1 shares as temporary equity and the value ascribed to the C-1 shares upon initial issuance in September 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,641of the gross proceeds of the sale of C-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,094 to Accumulated deficit during the quarter ended September 30, 2006. The non-cash charge measures the difference between the relative fair value of the C-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. The Company is not currently, and the Company made an assessment that it is not probable that it will be, in default on its WFBC credit facility (the only redemption feature outside of its control) nor does it plan to redeem the Series C-1 preferred stock. As such the Company believes it is not probable that the Series C-1 preferred stock will become redeemable.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 - Series C-1 Redeemable Convertible Preferred Stock, continued

In addition, on September 11, 2006, in connection with the sale of the C-1 shares the Company entered into a Registration Rights Agreement, as amended, with the Buyer. Under the terms of this Registration Rights Agreement the Company is subject to penalties (a) if, within 60 days after a request to do so is made by the holders of such preferred stock, the Company does not timely file with the Securities and Exchange Commission a registration statement covering the resale of shares of its common stock issuable to such holders upon conversion of the preferred stock, (b) if a registration statement is filed, such registration statement is not declared effective within 180 days after the request is made or (c) if after such a registration is declared effective, after certain grace periods the holders are unable to make sales of its common stock because of a failure to keep the registration statement effective or because of a suspension or delisting of its common stock from the American Stock Exchange or other principal exchange on which its common stock is traded. The penalties will accrue on a daily basis so long as the Company is in default of the Registration Rights Agreement. The maximum amount of a registration delay penalty as defined in the Registration Rights Agreement is 18% of the aggregate purchase price of the Buyers registrable securities included in the related registration statement. Unpaid registration delay penalties shall accrue interest at the rate of 1.5% per month until paid in full. If the Company fails to get a registration statement effective penalties shall accrue at an amount equal to 1.67% per month of the aggregate purchase price of the Buyers registrable securities included in the related registration statement. If the effectiveness failure continues for more than 180 days the penalty rate shall increase to 3.33%. In addition, if the Company fails to maintain the effectiveness of a registration statement, penalties shall accrue at a rate of 3.33% per month of the aggregate purchase price of the registrable securities included in the related registration. The Company is also subject to penalties if there is a failure to timely deliver to a holder (or credit the holder’s balance with Depository Trust Company if the common stock is to be held in street name) a certificate for shares of our common stock if the holder elects to convert its preferred stock into common stock. Therefore, upon the occurrence of one or more of the foregoing events the Company’s business and financial condition could be materially adversely affected and the market price of its common stock would likely decline.

The Company’s Series C-1 redeemable convertible preferred stock is summarized as follows at March 31, 2007:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

10	10	$100	$10,000

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)
NOTE 12 - Equity Securities

Preferred Stocks

On July 18, 2006, the Company filed an amendment to its Articles of Incorporation which had the effect of (i) increasing the Company’s authorized common stock to 150,000; (ii) automatically converting all outstanding shares of the Company’s Series A preferred stock (“Series A”) into two shares of common stock or an aggregate of 7 common shares. A Series A shareholder elected to have his 3 shares canceled. Accordingly, no shares of the Company’s common stock were issued to him as part of this conversion; (iii) eliminating the Series A from the Articles of Incorporation; (iv) automatically converting each of the outstanding shares of the Company’s Series B into one share of common stock, thus issuing 2 common shares; and (v) eliminating the Series B convertible preferred stock (“Series B”) from the Articles of Incorporation. These amendments were approved by written consent of a majority of the Company’s outstanding common stock and Series A and by the holder of all of the outstanding Series B shares.

During the quarter ended September 30, 2006, 64 shares of the Company’s common stock were issued in payment of Series B-1 dividends of $78 earned through June 30, 2006.

During the quarter ended December 31, 2006, the Company issued 141 and 28 shares of the Company’s common stock to the Series B-1 and C-1 holders, respectively, for dividends earned for the quarter ended September 30, 2006 of $206 and $41 of Series B-1 dividends and Series C-1 dividends, respectively.

During the quarter ended December 31, 2006, the Company paid to the holders of Series A-1 preferred stock $124 of declared dividends which covered the period January 1, 2006 through September 30, 2006. As of March 31, 2007, the Company’s Board of Directors had not declared any dividend on the Series A-1 shares for the period October 1, 2006 through March 31, 2007. Such undeclared dividends amounted to $82.

During the quarter ended March 31, 2007, the Company issued 94 shares of the Company’s common stock to each of the Series B-1 and C-1 stockholders, respectively, for dividends earned for the quarter ended December 31, 2006 of $206 for each of the Series B-1 and Series C-1 stockholders, respectively.

At March 31, 2007, the Company had accrued approximately $206 and $206 of Series B-1 and Series C-1 dividends, respectively, which were paid in April 2007 through the issuance of 122 shares of the Company’s common stock to each of the Series B-1 and C-1 stockholders, respectively.

Common Stock

During the nine months ended March 31, 2007, the Company issued shares of its common stock as follows:

•	602 shares, resulting in $393 proceeds, in connection with exercises of options to purchase the Company’s common stock;

•	299 and 122 shares were issued to Series B-1 and C-1 preferred stock shareholders, respectively, in settlement of dividends earned through December 31, 2006;

•
7 and 2 shares were issued to Series A and B shareholders, respectively, in connection with the conversion of Series A and B resulting from the July 18, 2006, amendment to the Company’s Article of Incorporation.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 - Equity Securities, continued

Stock Options and Appreciation Rights

As of March 31, 2007 and during the nine month period ended March 31, 2007:

•
the Company recognized approximately $24 as an expense in connection with 100 previously issued stock appreciation rights (“SARs”). The SARs must be exercised between July 1, 2008 and December 31, 2008. The SARs are recorded at fair value and are marked to market at each reporting period. As of March 31, 2007, the total liability related to the SARs is $83;

•
total unrecognized compensation cost related to stock options granted was $2,083. The unrecognized stock option compensation cost is expected to be recognized over a weighted-average period of approximately 2.56 years;

•	total options outstanding and total vested options outstanding to purchase the Company’s common stock as of March 31, 2007, amounted to 12,636 and 9,516, respectively;

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

•
1,243 options to purchase the Company’s common stock were issued to employees of the Company at the market price on the date of the grant and vest over 3.28 years from the date of issuance. Of this amount, 445 were performanced based options.

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

NOTE 13 - 401k Plan

In 2006, the Company initiated a pre-tax savings plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 100% of the employee pre-tax contributions, up to 3% of the employee’s compensation plus 50% of pre-tax contributions that exceed 3 % of compensation, but not to exceed 5% of compensation. The Company may also make profit-sharing contributions in its discretion which would be allocated among all eligible employees, whether or not they make contributions. Company contributions were approximately $89 and $225 for the three and nine month periods ended March 31, 2007, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 - Economic Dependency

Major Customers

The Company had the following customer concentrations for the three and nine month periods ended March 31, 2007 and 2006:

Sales - Percent of Revenue

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Customer “A”	22%	*	17%	*
Customer “B”	13%	10%	16%	12%
Customer “C”	*	24%	11%	14%
Customer “D”	*	15%	*	14%
Customer “E”	*	*	*	10%

*	Sales to customer were less than 10%

Accounts Receivable

March 31, 2007

Customer “A”	$3,113
Customer “B”	$2,118
Customer “C”	$488
Customer “D”	$1,257
Customer “E”	$1,372

The Company has supply agreements to sell various strengths of Ibuprofen, and commencing October 2005, various strengths of Naproxen, to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer “D” above.

Major Suppliers

For the three and nine months ended March 31, 2007, the Company purchased materials from three suppliers totaling approximately 60% and 55% of purchases, respectively. For the three and nine months ended March 31, 2006, the Company purchased materials from three suppliers totaling approximately 67% and 71% of purchases, respectively. At March 31, 2007 and 2006, aggregate amounts due to these suppliers included in accounts payable, were approximately $4,200 and $4,400, respectively.

NOTE 15 - Related Party Transactions

Rents
The Company leases one of its business premises located in Hauppauge, New York, (“Premises”) from an entity owned by three stockholders (“Landlord”), one of whom is Raj Sutaria, an officer of the Company, under a noncancelable lease expiring in October 2019.

Under the terms of the lease for the Premises, upon a transfer of a majority of the issued and outstanding voting stock of Interpharm, Inc., which occurred on May 30, 2003, and every three years thereafter, the annual rent may be adjusted to fair market value, as determined by an independent appraiser. Effective October 1, 2006, the Company and its Landlord agreed to adjust the base rent for the premises based upon two independent appraisals. Accordingly the Company incurred base rent expense of $240 and $525 for the three and nine months ended March 31, 2007, respectively. For the three and nine months ended March 31, 2006, the rents paid in accordance with this lease were $120 and $360, respectively. However, the appraisals obtained were not tied to market price in May, 2006, the time period during which the rent was to be adjusted to market value. As a result, at a meeting of the Company’s Board of Directors on March 20, 2007, the Board resolved, with the Chairman abstaining, that the Audit Committee would obtain an appraisal of the lease price for the Premises as of May 30, 2006.

In a letter dated April 20, 2007, the Landlord’s counsel advised that the Company was obligated to pay rent to the Landlord at the rate contained in an appraisal obtained in November 2006 and based on rental prices at that time, which were higher than those in May 2006. The Landlord’s counsel also advised that the Landlord is asserting a claim against the Company for $236 in back rent and to set the current rent at $821 per annum.

As of May 14, 2007, no action has been commenced against the Company, however, the Company believes that a claim by the Landlord based on the April 20, 2007 letter from the Landlord's counsel would be without merit.  In accordance with SFAS No 5, “Accounting for Contingencies”, no amounts have been accrued at March 31, 2007 related to this matter.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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

Purchase from APR, LLC

During the nine months ended March 31, 2007, the Company placed an order valued at $160 for a certain raw material from APR. The Company currently purchases the same raw material from an overseas supplier at a price 37% greater than the price APR is currently willing to offer. The Company believes sourcing the raw material from APR would not only resolve intermittent delays in obtaining this material from overseas but would also improve gross margins on products using the raw material. Upon receipt of the raw material, the Company will analyze them and determine whether the materials from APR will be suitable for use. Accordingly, the Company is unable at this time to predict whether the raw material associated with this purchase order will be usable. As of March 31, 2007, the Company has advanced $80 to APR in connection with this order.

NOTE 16 - Commitments and Contingencies

Litigation

An action was commenced on June 1, 2006, by Ray Vuono (“Vuono”) in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06). The action alleged that plaintiff was owed an amount exceeding $10 million in unpaid “finder’s fees” under an advisory agreement between plaintiff and Atec Group, Inc.

By motion dated July 26, 2006, the Company moved to dismiss Vuono’s complaint in its entirety. Vuono cross-moved to disqualify the Company's counsel due to an alleged conflict of interest. By recent decision and order dated March 29, 2007, the Court dismissed Vuono’s claims as they pertain to any fees claimed by Vuono related to a reverse merger of Interpharm, Inc. and the Company and declined to dismiss other claims. The dismissed claims represent approximately $7 million of the total of $10 million claimed by Vuono. The Court deferred a decision on Vuono’s motion to disqualify counsel pending a hearing and further proceedings.

The Company will continue to vigorously defend the action.

In November 2006, a former employee commenced an action against the Company in the Supreme Court of the State of New York, County of Suffolk (Index No. 06/31481). The complaint against the Company alleges violations of the New York State Human Rights Law and other unidentified rules, regulations, statutes and ordinances. Specifically, the former employee alleges claims of sex discrimination and gender retaliation. The total sought by the former employee in the action is unspecified. The Company believes that the claims are without merit and the Company is vigorously defending the action. Currently, the Company cannot predict with certainty the outcome of this litigation.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 - Commitments and Contingencies, continued

The testing, manufacturing and marketing of pharmaceutical products subject the Company to the risk of product liability claims. The Company believes that it maintains an adequate amount of product liability insurance, but no assurance can be given that such insurance will cover all existing and future claims or that it will be able to maintain existing coverage or obtain additional coverage at reasonable rates.

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

Operating Leases

Property Lease

In January 2007 the Company entered into a seven year lease for approximately 20 square feet of office space. The lease provides the Company an option to extend the lease for a period of three years. According to the terms of the lease the base annual rental for the first year will be $261 and will increase by 3% annually thereafter. Further, the Company is required to pay for renovations to the facility, currently estimated at approximately $300.

Significant Contracts

Tris Pharmaceuticals, Inc.

During October 2006, the Company entered into a new agreement (“New Liquids Agreement”) with Tris Pharma, Inc. (“Tris”), which terminated the agreement entered into in February 2005, which was for the development and licensing of up to twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the New Liquids Agreement, Tris will, among other things, be required to develop and deliver the properties, specifications and formulations (“Product Details”) for fourteen generic liquid pharmaceutical products (“Liquid Products”). The Company will then utilize this information to obtain all necessary approvals. Further, under the terms of the New Liquids Agreement Tris will manufacture, package and label each product for a fee. The Company was required to pay Tris $1,000, whether or not regulatory approval is obtained for any of the liquid products. The Company has paid in full the $1,000; $250 having been paid during the term of the initial Liquids Agreement; $500 paid upon the execution of the New Liquids Agreement, and the balance of $250 paid December 15, 2006. In addition, Tris is to receive 40% of the net profits, as defined, in accordance with the terms in the New Liquids Agreement.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 - Commitments and Contingencies, continued

Significant Contracts, continued

Tris Pharmaceuticals, Inc., continued

In April 2006, the Company and Tris further amended the Solids Agreement. This second amendment requires Tris to deliver a Technical Package for one additional solid dosage product. Further, terms of this second amendment will require the Company to pay to Tris an additional $300 after it has paid the initial aggregate amounts associated with the original agreement.

The Company further amended the Solids Agreement in October 2006, modifying the manner in which certain costs will be shared as well as clarifying the parties’ respective audit rights.

For the three and nine month periods ended March 31, 2007, the Company recorded as research and development expense approximately $233 and $1,715, respectively, in connection with these agreements. Further, since their inception, the Company has incurred approximately $5,225 of research and development costs associated with the Tris agreements of which the Company has paid $5,125 as of March 31, 2007. The balance on the solids agreement, as amended, is approximately $675. The combined costs of these agreements aggregate to $5,800.

Watson Pharmaceuticals, Inc.

On October 3, 2006, the Company entered into a termination and release agreement (the “Termination Agreement”) with Watson Laboratories, Inc. (“Watson”) terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which the Company manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to the Company thereby enabling it to market the Product. Further, Watson was required to turn over to the Company its current customer list for this Product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and the Company in turn invoiced Watson $42 for repacking. The net affect was a reduction of $99 to the Company’s net sales during the nine months ended March 31, 2007. In consideration of the termination of Watson’s rights under the Supply Agreement, the Company is to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the termination agreement. The Company determined the net present value of the obligation and accordingly increased Accounts payable, accrued expenses and other liabilities and Contract termination liability by $372 and $1,304, respectively. The imputed interest of $324 will be amortized over the remaining life of the obligation using the effective interest rate method. At March 31, 2007, contract termination liability of $379 and $1,330 are included in Accounts payable, accrued expenses and other liabilities and Contract termination liability, respectively.

In February 2007 the Company entered into a termination and release agreement with Watson terminating the Manufacturing and Supply Agreement dated as of July 1, 2003 pursuant to which the Company manufactured and supplied and Watson distributed and sold Reprexain® (5.0 mg hydrocodone bitartrate/200 mg ibuprofen) tablets. Further, in February 2007 the Company entered into an intellectual property purchase agreement with Watson whereby the Company acquired the registered trademark, domain name, and website content relating to the pharmaceutical product Reprexain® (5.0 mg hydrocodone bitartrate/200 mg ibuprofen) tablets as described in the agreement. As consideration the Company shall pay Watson, on a quarterly basis, 1.5% of net sales derived from sales of 5.0 mg hydrocodone bitartrate/200 mg ibuprofen tablets sold under the Reprexain® trademark.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 - Commitments and Contingencies, continued

Significant Contracts, continued

Centrix Pharmaceutical, Inc.

On October 27, 2006, the Company amended its agreement with Centrix Pharmaceuticals, Inc., (“Centrix”) wherein Centrix has agreed to purchase over a twelve month period, 40% more bottles of the Company’s female hormone therapy products than the initial year of the agreement, commencing November 2006. The parties will share net profits, as defined in the agreement, with the Company’s share being paid within 45 days of the end of each calendar month. The amendment has a one year term, after which time the original Centrix agreement shall again be in full force and effect.

Applied Pharma, LLC

In October 2006 the Company entered into a consulting agreement with Applied Pharma, LLC in which the consultant agreed to provide the Company with, among other things, analytical method development services relating to the Company’s oral contraceptive products. The Agreement is for thirty six months and may be terminated by either party with 90 days written notice. The agreement calls for monthly payments of $25, which aggregate to a maximum of $900 along with a $75 payment which was issued upon the execution of the agreement. The principal of Applied Pharma, LLC holds a minority interest in APR, LLC.

NOTE 17 - Subsequent Events

On April 25, 2007 the Company completed the sale of its subsidiary, Interpharm Development Private Limited (“IDPL”) located in Ahmedabad, India to an entity partially owned by two officers of the Company for $161. As previously disclosed the Company elected not to move forward with the construction of a research and development facility in Ahmedabad, India. During the quarter ended March 31, 2007 management committed to a plan to dispose of its interest in the entity which was incorporated specifically for the construction project in Ahmedabad. In accordance with SFAS No. 144, as of March 31, 2007 the assets and liabilities of IDPL were classified as “held for sale”. As a result, in accordance with SFAS 144 the Company recorded an impairment charge of $101 in the quarter ended March 31, 2007. In addition, in advance of the closing of the IDPL sale the acquiring entity advanced IDPL cash of $172 which is included in the caption Due to related party below.

Assets and liabilities of the discontinued operation classified as “held for sale” in our consolidated balance sheet as of March 31, 2007 were as follows:

Cash	$233
Land	305
Assets held for sale	$538

Accrued expenses	$205
Due to related party	172
Liabilities held for sale	$377

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

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

Investing in our securities involves substantial risks and uncertainties. Therefore, we encourage you to review the “Risk Factors” contained in Item 1A of our Form 10-Q filed with the SEC on February 14, 2007 and our Annual Report on Form 10-K filed with the SEC on September 28, 2006.

Overview

Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products.

Following an FDA inspection in February 2007, we are packaging and have commenced some manufacturing at our Yaphank facility. We plan to file almost all new product ANDAs from the Yaphank facility. We have now commissioned our oral contraceptives facility and will now start the manufacture of clinical supplies for the purpose of filing the related ANDAs. As previously described in our Annual Report on Form 10-K, part of our business plan is to focus on development of products which present high barriers to entry for other market participants. In furtherance of our plan, we have commissioned a specialized facility for the manufacture of high potency products (i.e., products which exhibit medicinal or toxic effects at low doses) and anticipate the commencement of manufacturing for clinical supplies shortly.

For the quarter ended March 2007, our net sales were $19,910 as compared to $16,110 in the same quarter last year, for a year-over-year increase of 23.6%. The increased sales are primarily due to (i) capturing distribution with a majority of the top tier accounts in retail, wholesale, distributor, and managed care trade classes, and (ii) an increase in production capacity year over year, enabling us to better service our markets. Our Company’s gross profit percentage for the three month period ended March 2007, improved to 32.0% as compared to 24.8% for the quarter ended March 2006. We continue to take the necessary corrective measures to minimize disruption from inadequate supplies of raw materials in the future by qualifying additional sources and building up our inventories. We made progress in the March 2007 quarter in obtaining adequate supplies of raw materials for several finished products, which enabled throughput to increase from the December 2006 quarter. We anticipate that we will be back to normal production levels by the end of June 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

For the quarter ended March 2007, we incurred a net loss of approximately $1,852 as compared to a net loss of $1,499 for the three month period ended March 2006. The net loss in the March 2007 quarter resulted from higher selling, general and administrative expenses, related to expansion of our infrastructure, and increased research and development expenses.

Our research and development efforts have progressed in the areas of oral contraceptives, soft gelatin capsules and high potency products, and we are planning to manufacture clinical supplies to commence bioequivalence studies in each of these areas by June 2007. We believe that we are also progressing well in the product areas of special release, controlled substances, and products coming off patent.

In the sales and marketing area, we launched the seven controlled substance products during the March 2007 quarter. As a result of ongoing sales and marketing efforts, we have captured distribution to a majority of the top tier accounts, and by the September 2007 quarter, we believe gross margins for our existing business and on anticipated product launches may begin to increase.

Results of Operations — Summary

As indicated in the tables below, our net sales increased $3,800, or 23.6%, when comparing the three month periods ended March 2007 and 2006. Overall, the growth in sales related to a combination of factors. We were able to work with our key suppliers and obtain increased amounts of raw materials in the March 2007 quarter, particularly for our female hormone product and Bactrim®. Production throughput was therefore increased, and as a result, we were able to satisfy most of our backorders for these products. In addition, as a result of its ongoing sales and marketing efforts, we continue to gain distribution to a majority of the top tier accounts. Net sales increased $13,346, or 28.5%, when comparing the nine month periods ended March 2007 and 2006.

	Three Month Periods Ended March
	2007		2006
	Sales	% of Sales	Sales	% of Sales
Ibuprofen	$7,014	35.2	$8,888	55.2
Bactrim®	5,595	28.1	1,496	9.3
Naproxen	3,422	17.2	2,354	14.6
Female hormone product	2,584	13.0	1,569	9.7
Hydrocodone/Ibuprofen	769	3.9	1,277	7.9
Hydrocodone/Acetaminophen	369	1.8	0	0.0
All Other Products	157	0.8	526	3.3
Total	$19,910	100.0%	$16,110	100.0%

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine Month Periods Ended March
	2007		2006
	Sales	% of Sales	Sales	% of Sales
Ibuprofen	$24,187	40.2	$25,566	54.5
Bactrim®	14,899	24.7	3,412	7.3
Female hormone product	9,374	15.5	5,471	11.7
Naproxen	8,943	14.9	5,751	12.2
Hydrocodone/Ibuprofen	1,799	3.0	2,941	6.3
Hydrocodone/Acetaminophen	369	0.6	0	0.0
All Other Products	644	1.1	3,728	8.0
Total	$60,215	100%	$46,869	100%

•
Net sales of Ibuprofen for the three month period ended March 2007 decreased $1,874, or 21.1%, as compared to sales for the three months ended March 2006. We have been working with our suppliers to obtain adequate supplies of Ibuprofen raw material. We are currently attempting to qualify an additional source of Ibuprofen, and we are making efforts to ensure that our suppliers maintain adequate levels of inventory sufficient to enable us to increase our overall production. We believe sales of Ibuprofen should increase for the balance of this fiscal year, however, there can be no assurance that this will occur. Net sales of Ibuprofen products for the nine month period ended March 2007 decreased by $1,379, or 5.4%, when compared to the nine month period ended March 2006, due largely to the material supply issues described above.

•
As a result of our success in increasing the number of major accounts, sales of Naproxen continued to increase. Net sales for the three month period ended March 2007 increased $1,068, or 45.4%, as compared to sales for the three month period ended March 2006. During the nine month period ended March 2007, Naproxen net sales increased $3,192, or 55.5%, as compared to sales for the same nine month period of the prior fiscal year.

•
Net sales of our female hormone products in the three months ended March 2007 increased $1,015, or 64.7%, as compared to sales for the three month period ended March 2006. The supply chain issues that delayed certain of our product shipments in the three months ended December 2006 were corrected in the three months ended March 2007, which enabled the Company to satisfy the majority of our open orders in the March 2007 quarter. Also, as previously reported and as a result of market conditions, on October 27, 2006, we amended our agreement with Centrix Pharmaceuticals, Inc. (“Centrix”). Commencing November 2006, Centrix agreed to purchase over a twelve month period, 40% more bottles than the initial year of the agreement at a discounted price with a provision for profit sharing. Under the amended agreement, the parties will share net profits as defined in the agreement. The amendment has a one year term, after which time the original Centrix agreement shall again be in full force and effect. Net sales of these products in the nine month period ended March 2007 increased $3,903, or 71.3%, as compared to sales for the nine month period ended March 2006, due primarily to a higher volume of units shipped during the current fiscal year to date period. As a result of the amended agreement, we believe that net sales for the fiscal year ending June 2007 should exceed sales recorded during the fiscal year ended June 2006; however, there can be no assurance that this will occur.

•
For both the three month period and nine month period ended March 2007, we significantly increased our market share of Sulfamethoxazole - Trimethoprim in two strengths 400mg / 80mg commonly referred to as generic Bactrim® and 800mg / 160mg or commonly referred to as Bactrim-DS® (both, “Bactrim”). Sales increased to $5,595 during the three month period ended March 2007 from $1,496 in the three months ended March 2006, primarily as a result of two significant factors: (i) our entering into sales and marketing arrangements with two major distributors which include net profit sharing arrangements; and (ii) favorable pricing conditions in the market. Net sales of Bactrim for the nine month period ended March 2007 increased to $14,899, as compared to $3,412 for the nine month period ended March 2006. The difficulties experienced in obtaining quantities of a key ingredient for these products during the three months ended December 2006 have been addressed and corrected, and this facilitated the higher level of sales in the March 2007 quarter.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

•
On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson terminating the Manufacturing and Supply Agreement dated as of October 14, 2003 pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets. As a result of the Termination Agreement we obtained all rights to market this product. Net sales of this product for the three month period ended March 2007, decreased 39.8% to $769 as compared to $1,277 for the same period in 2006. Net sales of this product for the nine month period ended March 2007 were $1,799, as compared to $2,941 during the nine month period ended March 2006. While not a material factor affecting our overall net sales recognized during the current quarter, market prices for this product have significantly decreased, which will likely affect our net sales and gross margins at least until the end of our fiscal year or when market conditions may change.

For the three month period ended March 2007, two significant customers accounted for 34.5% of total Company sales, compared to three significant customers accounting for 48.8% of total Company sales for the three month period ended March 2006. For the nine month period ended March 2007, three significant customers accounted for 43.3% of total Company sales, compared to four significant customers accounting for 50.4% of total Company sales for the nine month period ended March 2006.

Cost of sales / Gross Margins

Our gross profit percentage for the three months ended March 2007 was 32.0%, an increase of 7.2 percentage points as compared to 24.8% for the three months ended March 2006. During the three and nine month periods ended March 2007, prices for raw materials remained relatively constant when compared to the prior year. In the three months ended March 2007, we were able to achieve increased manufacturing throughput which enabled us to satisfy backorders, generate higher sales and improve manufacturing efficiencies resulting in lower cost of goods sold as a percentage of sales for the period. In addition, gross margin in the March 2007 quarter was positively impacted by a favorable product sales mix, i.e., sales of Bactrim and the female hormone product were higher than in the prior year period and these products have somewhat higher margins than the our other products. We did not experience any significant reduction in selling prices during the March 2007 quarter.

For the nine month period ended March 2007, the gross profit percentage of 32.2% was 4.1 percentage points higher than the gross profit percentage of 28.1% for the nine month period ended March 2006. While direct labor and most overhead expenses have increased to accommodate higher manufacturing throughput in fiscal 2007, the improvement in gross margin is primarily a function of (i) the Company selling higher margin products during the current fiscal year and (ii) greater throughput and relatively higher inventory levels as of March 2007 resulting in higher absorption of labor and overhead and thus, a positive impact on cost of goods sold.

As sales volumes may fluctuate for our higher margin products over the remainder of the year, we may experience a similar fluctuation in margins. Overall, we still believe that our overall gross margin as a percentage of net sales for the fiscal year ended June 2007, can exceed the overall gross margin as a percentage of net sales reported for the fiscal year ended June 2006. However, there can be no assurances that market conditions or other factors might not negatively impact our forecast.

Selling and General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

SG&A expenses were $3,882 for the three month period ended March 2007, which represented an increase of $619, or 19.0%, above $3,263 incurred in the three month period ended March 2006. When stated as a percentage of net sales, SG&A expenses decreased to 19.5% in the March 2007 quarter as compared to 20.3% in the March 2006 quarter.

The dollar increase in SG&A expenses during the three months ended March 2007 was attributable to the following: increase of $218 in compensation and related taxes and benefits of sales and administrative staff to support our growth; increased rent and utilities (much of which is associated with our second facility) of $131; an increase in depreciation of $161, primarily due to our second facility becoming operational for general and administrative purposes July 1, 2006; professional and consulting fees consisting of management advisory services and information technology consulting increased $345; and computer-related expenses increased $82 related to the increase in the number of employees.

During the three month period ended March 2006 we granted 100 Stock Appreciation Rights (“SARs”), having a maximum cash value of $250. The expense related to the SARs are recorded at fair value and is marked to market each reporting period with changes recorded as income or expense in the period will be marked to market. Accordingly we reported income of $42 during the three month period ended March 2007 as a result of a decrease in the price of our stock as of March 31, 2007 when compared to December 31, 2006.

SFAS 123(R) requires us to report a non-cash expense for the ratable portion of the fair value of employee stock option awards of unvested stock options over the remaining vesting period. We reported non-cash expenses of $233 and $588 during the three month periods ended March 2007 and March 2006, respectively. In the March 2006 quarter, a non-recurring option expense of $316 was recorded related to a compensation agreement with a former officer of the Company.

During the nine month period ended March 2007 SG&A expenses were $9,675, an increase of $1,774, or 22.5%, above $7,901 for the nine month period ended March 2006. When stated as a percentage of net sales, SG&A expenses decreased to 16.1% in the March 2007 quarter from 16.9% in the March 2006 quarter. The significant components the dollar increase are: $753 increase in compensation and related employee benefit expenses of sales and administrative staff to support our growth; $407 in depreciation primarily the result of our second facility becoming operational for general and administrative purposes in July 2006; $399 in professional and consulting fees; $270 in rents and utilities, primarily due to the second facility; $73 in computer related expenses; $164 in board of director fees; and $139 in bank fees. Non-cash expense recorded in accordance with the provisions of SFAS 123(R) decreased $313 as a result of the one-time charge recorded in the March 2006 quarter, as described above. Commissions paid that related to a commission arrangement with a salesperson decreased $468; the arrangement ended in the December 2006 quarter.

Research and Development Expenses

We incurred research and development expenses of $4,711 during the three month period ended March 2007, which represented an increase of $1,736, or 58.4%, above $2,975 incurred in the three month period ended March 2006. The increase was due to: higher compensation expenses of $690 primarily related to the expansion of analytical chemist and product formulation staff, and $1,046 of increased costs related to bioequivalence studies for new generic pharmaceutical products currently in development, materials and legal fees.

During the nine month period ended March 2007, research and development expenses were $13,001, which represented an increase of $5,995, or 85.6%, above $7,006 reported during the same period in the prior fiscal year. When stated as a percentage of net sales, research and development expenses increased to 21.6% in the March 2007 quarter as compared to 14.9% in the March 2006 quarter. The $5,995 increase was due to: higher compensation expenses of $1,655 primarily related to the expansion of analytical chemist and product formulation staff, and $4,340 of increased costs related to bioequivalence studies for new generic drug products currently in development, materials and legal fees. Our research and development efforts continue to focus in the areas of oral contraceptives, soft gelatin capsules and high potency products, and we are planning to commence bioequivalence studies in each of these areas by June 2007. Work is progressing well in the product areas of special release, controlled substances, and products coming off patent.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

As previously reported, during October 2006, we entered into a new agreement (“New Liquids Agreement”) with Tris Pharma, Inc. (“Tris”), which terminated the agreement entered into February 2005, which in turn was for the development and licensing of up to twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the New Liquids Agreement, Tris will, among other things, be required to develop and deliver the properties, specifications and formulations (“Product Details”) for fourteen generic liquid pharmaceutical products (“Liquid Products”). We will then utilize this information to obtain all necessary approvals. Tris will manufacture, package and label each product for a fee. In conjunction with this new liquids agreement we were required to pay Tris $1,000, whether or not regulatory approval is obtained for any of the liquid products. As of March 2007, all payments associated to this agreement were made. In addition, Tris is to receive forty percent of the net profits, as defined, in accordance with the terms in the New Liquids Agreement.

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

In April 2006, we further amended the Solids Agreement. This second amendment requires Tris to deliver a Technical Package for one additional solid dosage product. Further, terms of this second amendment will require us to pay to Tris an additional $300 after we have paid the initial aggregate amounts associated with the original agreement.

We further amended the Solids Agreement in October 2006, modifying the manner in which certain costs will be shared as well as clarifying respective audit rights.

Interest Expense, net

Our net interest expense increased approximately $119 and $457 when comparing the three and nine months ended March 2007 with the three and nine month periods ended March 2006, respectively, primarily as a result of increased borrowings to fund the Yaphank facility, renovations, additional purchases of new equipment and increased research and development activities. It is likely that our net interest expense will continue to increase when compared to prior periods as a result of anticipated additional borrowings.

Income Taxes

In calculating our tax provision for the three and nine month periods ended March 2007 we applied aggregate effective tax rates of approximately 29% and 28% respectively, thereby creating $746 and $1,668 income tax benefits. For the three and nine month periods ended March 2006 we applied aggregate effective tax rates of approximately 38%, thereby creating $926 and $828 income tax benefits. We adjusted our deferred tax assets by like amounts. The decrease in effective tax rates is the result of permanent tax differences relating to Incentive Stock Options and changes in New York State tax law.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

At March 31, 2007 we had remaining Federal NOLs of $23,676 and State NOLs of $22,789 expiring through 2027. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes of ownership; utilization of these NOLs is limited. As of March 31, 2007, we determined that it is more likely than not, that we will utilize all of the Federal NOLs in the future. Additionally, as of March 31, 2007, as a result of changes in New York State tax law, the benefit of the future utilization of NOLs has been reduced.

Liquidity and Capital Resources

We currently finance our operations and capital expenditures through cash flows from operations and bank loans. Net cash used in operating activities for the nine month period ended March 2007, was $6,850 compared to net cash being provided by operating activities of $5,806 for the nine month period ended March 2006. Significant factors comprising the net cash used by operating activities for the nine month period ended March 2007 include: a net loss of $4,347 and a net decrease to operating assets and liabilities of $5,291. The net change in operating assets is due, in part, to a reduction of deferred revenue of $3,399, and an increase in inventory of $3,412 which was partially offset by an increase in accounts payable, accrued expenses and other liabilities of $1,743. Additionally, we reported depreciation and amortization of $1,671, an asset impairment of $101 and a benefit from income taxes of $1,657. We also recognized a non cash compensation charge of $834 in accordance with the provisions of SFAS 123 (R). During the nine months ended March 2007, we recognized a non-cash charge of $1,655 as a result of a termination agreement with Watson Pharmaceuticals, Inc. Other items affecting our net cash used in continuing operations aggregated a net increase of $184.

Funds used in investing activities of $5,569 during the nine month period ended March 2007 were for new machinery, equipment and building renovations, compared to $7,225 used in investing activities during the nine months ended March 2006.

The most significant component to our net cash provided by financing activities of $11,165 was the sale of $10,000 of our Series C-1 redeemable convertible preferred stock in September 2006, which generated $9,993 of cash. In addition we received $393 from the exercise of employee stock options. Net proceeds from long-term debt for the nine months ended March 2007 was $883. Other items affecting our net cash provided by financing activities aggregated a net decrease of $104.

At March 31, 2007, we had $184 in cash, compared to $1,438 at June 30, 2006.

It should be noted that as part of our business plan, during the three and nine month periods ended March 2007 we incurred $4,711 and $13,001, respectively of research and development expenses. We believe that our research and development costs may exceed this current rate for the foreseeable future.

Our expansion plan calls for continued spending on research and development and capital improvements. We believe that our credit facility with Wells Fargo Business Credit will be sufficient to support our working capital and capital expenditure requirements for the next twelve months of our operations, however there can be no assurance that events may occur which could require us to seek additional funds either from additional borrowings or through possible sales of equity or other securities.

Bank Financing

During February 2006 we entered into a new four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided an original maximum credit facility of $41,500 comprised of:

•  $22,500 revolving credit facility

•  $12,000 real estate term loan

•  $ 3,500 machinery and equipment (“M&E”) term loan

•  $ 3,500 additional / future capital expenditure facility

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The funds made available through this facility paid down, in its entirety, the $20.45 million owed on the previous credit facility. The new revolving credit facility borrowing base is calculated as (i) 85% of our eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, we are permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of March 31, 2007, there is approximately $690 available for additional capital expenditure borrowings.

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

The revolving credit facility and term loans will bear interest at a rate of the prime rate less 0.5% or, at our option, LIBOR plus 250 basis points. At March 31, 2007, the interest rate on this debt was 7.75%. We will incur a fee of 25 basis points per annum on any unused amounts of this credit facility. Pursuant to the requirements of the WFBC agreement, we put in place a lock-box arrangement. At March 31, 2007, there was no balance outstanding on the revolving credit facility.

The WFBC credit facility is collateralized by substantially all of our assets. In addition, we are required to comply with certain financial covenants and as of March 31, 2007, we were not in compliance with one of these financial covenants which required that unfinanced capital expenditures not exceed $2,500. Such expenditures were approximately $3,500 for the nine month period ended March 31, 2007. We received a waiver from WFBC of the financial covenant non-compliance and entered into an amendment to the WFBC loan documents to accommodate our unfinanced capital expenditures.

With respect to the real estate term loan and the $3,500 M&E loan, we entered into interest rate swap contracts (the “swaps”), whereby we pay a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” and by definition there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at March 31, 2007, was approximately $114 and is included in other assets.

Watson Termination Agreement

On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to us thereby enabling us to market the Product ourselves. Further, Watson was required to turn over to us its then current customer list for this product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this Product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and we in turn invoiced Watson $42 for repacking. The net effect was a reduction of $99 to our net sales during the three month ended December 2006. In consideration of the termination of Watson’s rights under the Supply Agreement, we are to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the agreement. We determined the net present value of the obligation and accordingly included in Accounts payable, accrued expenses and other liabilities and Contract termination liability $372 and $1,304, respectively. The imputed interest of $324 will be amortized over the four year life of the obligation using the effective interest rate method. At March 31, 2007, contract termination liability of $379 and $1,330 are included in Accounts payable, accrued expensse and other liabilities and Contract termination liability, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Accounts Receivable

As of March 31, 2007, less than 1% of our receivables had aged greater than 90 days. We believe the quality of our accounts receivable is good, as such we believe our allowance for doubtful accounts is adequate. Further, based upon current information available to us we believe there is minimal exposure to bad debt expense; however we can not be assured that future conditions may alter our exposure.

Inventories

At March 31, 2007, the value of our inventory was $12,117, an increase of $2,310 from $9,807 at December 31, 2006 and an increase of $3,411 from $8,706 at June 30, 2006. These increases are primarily due to a planned buildup in safety-stock levels of raw materials and finished goods, which we believe should enable us to provide improved customer service and facilitate the Company’s ability to increase its market share. During the three month period ended December 2006 we encountered numerous supply chain issues which caused manufacturing inefficiencies as well as delays in shipping. As such, we believe the increase in our inventory levels was necessary. The overall impact in the buildup of inventory should not adversely affect our plan, but may negatively affect our cash position.

Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other current liabilities increased $2,377 from June 30, 2006 to March 31, 2007. The increase is primarily attributable to higher inventory levels, as discussed above, and increased SG&A and research and development expenses.

Assets held for sale / Liabilities held for sale

On April 25, 2007, we completed the sale of our subsidiary, Interpharm Development Private Limited (“IDPL”) located in Ahmedabad, India to an entity partially owned by two officers of the Company for $161. As previously disclosed, we elected not to move forward with the construction of a research and development facility in Ahmedabad, India. During the quarter ended March 2007, management committed to a plan to dispose of its interest in the entity which was incorporated specifically for the construction project in Ahmedabad. As of March 31, 2007, the assets and liabilities of IDPL were classified as “held for sale”. As a result, the Company recorded an impairment charge of $101 in the quarter ended March 2007. In addition, in advance of the closing of the IDPL sale the acquiring entity advanced IDPL cash of $172 which is included in the caption “Due to related party” below. Assets and liabilities of the discontinued operation classified as “held for sale” in our consolidated balance sheet as of March 31, 2007 were as follows:

Cash	$233
Land	305
Assets held for sale	$538

Accrued expenses	$205
Due to related party	172
Liabilities held for sale	$377

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Cash

Cash decreased approximately $1,254 to $184 at March 31, 2007 from $1,438 at June 30, 2006 as more fully described in Liquidity and Capital Resources above.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

At March 31, 2007, total obligations to our bank pertaining to the credit facility described above were: (i) approximately $11,133 real estate term loan; and (ii) $5,386 owing on the machinery and equipment lines.

With respect to the real estate term loan and the machinery and equipment loans, we entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at March 31, 2007 was approximately $114.

If our combined variable rate borrowings of approximately $2,645 remained at the same amount as of March 31, 2007, for the remainder of our fiscal year, for every one percent change, upward or downward in our borrowing rate, we would incur or save approximately $7 per quarter.

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

At the conclusion of the three month period ended March 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

An action was commenced on June 1, 2006, by Ray Vuono (“Vuono”) in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06). The action alleged that plaintiff was owed an amount exceeding $10 million in unpaid “finder’s fees” under an advisory agreement between plaintiff and Atec Group, Inc.

By motion dated July 26, 2006, the Company moved to dismiss Vuono’s complaint in its entirety. Vuono cross-moved to disqualify the Company's counsel due to an alleged conflict of interest. By recent decision and order dated March 29, 2007, the Court dismissed Vuono’s claims as they pertain to any fees claimed by Vuono related to a reverse merger of Interpharm, Inc. and the Company and declined to dismiss other claims. The dismissed claims represent approximately $7 million of the total of $10 million claimed by Vuono. The Court deferred a decision on Vuono’s motion to disqualify counsel pending a hearing and further proceedings.

The Company will continue to vigorously defend the action.

The Company leases one of its business premises located in Hauppauge, New York, (“Premises”) from an entity owned by three stockholders (“Landlord”), one of whom is Raj Sutaria, an officer of the Company, under a noncancelable lease expiring in October 2019.

Under the terms of the lease for the Premises, upon a transfer of a majority of the issued and outstanding voting stock of Interpharm, Inc., which occurred on May 30, 2003, and every three years thereafter, the annual rent may be adjusted to fair market value, as determined by an independent appraiser. Effective October 1, 2006, the Company and its Landlord agreed to adjust the base rent for the premises based upon two independent appraisals. However, the appraisals obtained were not tied to market price in May, 2006, the time period during which the rent was to be adjusted to market value. As a result, at a meeting of the Company’s Board of Directors on March 20, 2007, the Board resolved, with the Chairman abstaining, that the Audit Committee would obtain an appraisal of the lease price for the Premises as of May 30, 2006.

In a letter dated April 20, 2007, the Landlord’s counsel advised that the Company was obligated to pay rent to the Landlord at the rate contained in an appraisal obtained in November 2006 and based on rental prices at that time, which were higher than those in May 2006. The Landlord’s counsel also advised that the Landlord is asserting a claim against the Company for $236 in back rent and to set the current rent at $821 per annum.

As of May 14, 2007, no action has been commenced against the Company, however, the Company believes that a claim by the Landlord based on the April 20, 2007 letter from the Landlord's counsel would be without merit.  In accordance with SFAS No. 5, “Accounting for Contingencies”, no amounts have been accrued at March 31, 2007 related to this matter.

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

INTERPHARM HOLDINGS, INC. (Registrant)

Date: May 15, 2007
	By:	/s/ Peter Giallorenzo
Peter Giallorenzo, Chief Financial Officer (Duly authorized to sign on behalf of registrant)

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

Exhibits Number	Description
21.1	List of Subsidiaries

Name of Subsidiary	Jurisdiction	Ownership Percentage
Interpharm, Inc.	New York	100%
Micro Computer Store, Inc.	New York	100%
Innovative Business Micros, Inc.	New York	100%
Logix Solutions, Inc.	Colorado	90%
Saturn Chemical, LLC	New York	100%
Interpharm Realty, LLC	New York	100%
Interpharm Development Private, LTD	India	100%

31.1	Certification of Cameron Reid pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Peter Giallorenzo pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;