Form 10-K
period 2007-06-30
INTERPHARM HOLDINGS INC
filed 2007-11-15
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________
FORM 10-K
____________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007

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
YES ☐NO x

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
YES ☐NO x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐NO x

i

On December 31, 2006, the aggregate market value of the voting common equity of Interpharm Holdings, Inc., held by non-affiliates of the Registrant was $31,287 based on the closing price of $2.09 for such common stock on said date as reported by the American Stock Exchange.

On November 12, 2007, we had 66,190 shares of common stock outstanding.

ii

INTERPHARM HOLDINGS, INC.
Form 10-K
Fiscal Year Ended June 30, 2007
Table of Contents

PART I		Page

Item 1	Business	1
Item 1A	Risk Factors	14
Item 1 B	Unresolved Staff Comments	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of
	Security Holders	28

PART II

Item 5.	Market for Common Stock
	and Related Stockholder Matters	28
Item 6.	Selected Financial Data	34
Item 7.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosure
	About Market Risk	64
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements with
	Accountants on Accounting and
	Financial Disclosures	65
Item 9A.	Controls and Procedures	65
Item 9B	Other Information	65

PART III

Item 10.	Directors and Executive Officers
	of the Registrant.	66
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related
	Stockholder Matters	86
Item 13.	Certain Relationships and Related
	Transactions	90

Item 14.	Principal Accounting Fees and Services	91
Item 15.	Exhibits, Financial Statement Schedules
	and Reports on Form 8-K	92

Signatures		94
Financial Statements		F-1

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include but are not limited to: the difficulty in predicting the timing and outcome of legal proceedings, the difficulty of predicting the timing of U.S. Food and Drug Administration ("FDA") approvals; court and FDA decisions on exclusivity periods; competitor's ability to extend exclusivity periods past initial patent terms; market and customer acceptance and demand for our pharmaceutical products; our ability to market our products; the successful integration of acquired businesses and products into our operations; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment; compliance with bank financial covenants; fluctuations in operating results, including spending for research and development and sales and marketing activities; and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

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
(In thousands, except per share data)

PART I

ITEM 1. - BUSINESS

Company History

Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") has been engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceuticals since 1984.

We currently sell our products under (i) our own label to the major retailers, wholesalers, managed care organizations and national distributors, and (ii) under private label to wholesalers, distributors, repackagers, and other manufacturers. As of June 30, 2007, we manufactured and marketed thirty six generic pharmaceutical products, which represent various oral dosage strengths for eleven unique products and different dosage strengths for twenty-five of these products.

Our Business and Expansion Plan

In our current phase of expansion, we are continuing the process of transforming the Company into a full service generic pharmaceuticals provider and increasing our line of products, revenues and gross margins. During the fiscal year ended June 30, 2007, we increased our revenues by $12,200 over the prior year. During the fiscal year ended June 30, 2007, our gross margins were 28.7%, as compared to 27.5% during the prior year.

The most critical component of our expansion plan is the investment in research and development to continue to add new products to our product portfolio. Over the past two fiscal years, we have spent a total of $29,600 on research and development.

Another critical component of our plan is an emphasis on sales. During fiscal 2007, our sales strategy has been successful and we are now selling products to the major chains, wholesalers, distributors, managed care entities and government agencies. We are now well positioned to launch new products in these sales channels which should result in increasing sales.

During fiscal 2007, we produced a total of approximately 4.3 billion tablets. We are making further improvements to our efficiencies in manufacturing, and have completed the build out of our Yaphank, New York facility.

Recent Developments

As set forth in detail below in Management’s Discussion and Analysis under the heading “Liquidity and Capital Resources,” as of June 30, 2007, we defaulted under the terms of our credit facility with Wells Fargo Business Credit (“WFBC”) due to a lack of adequate working capital resulting from increased expenses and losses during the fiscal year ended June 30, 2007. Although these defaults gave WFBC the right to liquidate our assets and business, WFBC instead waived the defaults and amended our covenants upon our raising an additional $8,000 of debt financing (the “Financing”). The details of the Financing are also described below.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

During our negotiations with WFBC and with the lenders for the $8,000 in financing, we were delayed in filing this Annual Report on Form 10-K, which, as disclosed in our Current Report on Form 8-K filed on October 17, 2007, caused the American Stock Exchange to halt trading in our common stock from October 17, 2007 until November 15, 2007.

In connection with prior financings in 2006, we sold shares of our Series B-1 and C-1 convertible Preferred Stock to Tullis-Dickerson Capital Focus III, L.P. (“TD III”) and Aisling Capital II, L.P. (“Aisling”) from which a waiver is required to issue any securities if no registration statement is effective for the sale of the common stock into which the Series B-1 and C-1 Preferred Stock is convertible. No such registration statement is yet effective, and therefore, we were required to seek the consent of TD III and Aisling in order to effect the Financing.

On November 7, 2007, we entered into a Waiver and Consent Agreement (the “Waiver”) with TD III, Aisling and the Parties to the Financing which provided us with the necessary waiver from Tullis and Aisling. In addition, the pursuant to the Waiver, Perry Sutaria, P&K Holdings I, LLC, Rametra Holdings I, LLC, Rajs Holdings I, LLC and Raj Sutaria, the holders of 54% of our issued and outstanding common stock (the “Proxy Shares”) agreed to, and did give a voting proxy to a committee comprised of Perry Sutaria and a representative from each of TD III and Aisling to vote the Proxy Shares:

1.	For the election of directors; and
2.	With respect to any changes in the Company by-laws.

In addition, the holders of the Proxy Shares gave TD III and Aisling tag along rights on the Proxy Shares such that in the event of any sale, other than certain exempted sales, of the Proxy Shares, the holders of the Proxy Shares will have an obligation to have the buyer purchase a proportionate number of shares held by TD III and Aisling.

As consideration for the Waiver, the conversion price of the Series B-1 and C-1 Preferred Stock was reduced from $1.5338 to $0.95 and the exercise price of an aggregate of 4,563 warrants held by TD III and Aisling was reduced from $1.639 to $0.95. The decreased conversion and exercise prices could adversely impact our earnings per share and the market price of our common stock.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Research and Development

During the fiscal year ended June 30, 2007, we filed ten Abbreviated New Drug Applications ("ANDAs") and two additional ANDAs owned by the Company but in the name of Tris Pharma, Inc., with which we have the development agreements described below. In addition during fiscal 2007, we obtained FDA approval for the following twelve ANDAs for five unique products which we plan to launch in FY 2008:

40-754	Hydrocodone Bitartrate and Acetaminophen Tablets, USP 7.5 mg / 650 mg
40-757	Hydrocodone Bitartrate and Acetaminophen Tablets, USP 10 mg / 650 mg
40-729	Hydrocodone Bitartrate and Acetaminophen Tablets, USP 5 mg / 500 mg
40-736	Hydrocodone Bitartrate and Acetaminophen Tablets, USP 5 mg / 325 mg
40-746	Hydrocodone Bitartrate and Acetaminophen Tablets, USP 10 mg / 325 mg
40-748	Hydrocodone Bitartrate and Acetaminophen Tablets, USP 7.5 mg / 500 mg
40-769	Hydrocodone Bitartrate and Acetaminophen Tablets, USP 7.5 mg / 750 mg
77-824	Ranitidine Hydrochloride Tablets, USP 150 mg, 300 mg
77-289	Citalopram Hydrobromide Tablets 10 mg, 20 mg, 40 mg
40-813	Hydrocodone Bitartrate and Acetaminophen Tablets, USP 10 mg / 500 mg
78-432	Naproxen Sodium Tablets, USP 275 mg, 550 mg
78-558	Ibuprofen Tablets, USP 400 mg, 600 mg, 800 mg

New product development continues to focus on the following six areas: Female Hormone Products, Scheduled Narcotic Products, Soft Gelatin Capsule Products, Oral Liquid Products, Products Coming Off Patent and Special Release Products.

Facilities

Our primary manufacturing activities are located at our 100 square foot facility in Hauppauge, New York. In January 2007, we leased from an unrelated third party 20 square feet of office space in a building next door to our Hauppauge manufacturing facility. The renovation of our 108 square foot facility located in Yaphank, New York has been completed and we are conducting all of our research and development activities there. The specialized facilities for oral contraceptives, soft gels and high potency products, which are within the Yaphank facility, are now operational. We are now also manufacturing and packaging commercial quantities of some of our current products at the Yaphank facility.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Strategic Alliances

Tris Pharma, Inc.

On February 24, 2005, we entered into two agreements with Tris for the development and licensing of up to twenty-five immediate release liquid generic products (First Liquids Agreement”) and seven solid oral dosage generic pharmaceutical products (the "Solids Contract"). We subsequently amended the Solids Contract to include an additional solid oral dosage product and two soft gel products. In April 2006, we entered into a second amendment to the Solids Contract to add one additional special release product. On October 4, 2006, we entered into an agreement with Tris that supersedes the First Liquids Agreement (“Second Liquids Agreement”). The Second Liquids Agreement covers the development and licensing of up to fourteen immediate release liquid generic products. To date, we have filed two ANDAs for products developed under the Solids Contract and two ANDAs have been filed for products developed under the Second Liquids Agreement.

Centrix Pharmaceutical, Inc.

As previously reported, we commenced shipments in August 2005 pursuant to an agreement with Centrix whereby Centrix has had exclusive distribution rights in the United States to a female hormone product that is manufactured and supplied by Interpharm. On October 27, 2006, the Company amended its agreement with Centrix Pharmaceuticals, Inc., (“Centrix”) wherein Centrix has agreed to purchase over a twelve month period, 40% more bottles of the Company’s female hormone therapy products than the initial year of the agreement, commencing November 2006.  The parties shared net profits equally, as defined in the agreement.  During fiscal 2007, we recognized $11,583 in net sales from the Centrix agreement. Effective November 1, 2007, the original Centrix agreement is again in full force and effect.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

We have started development on products in all of our five primary targeted product areas and are continuing to target and file ANDAs for products in our sixth area - products coming off patent and for which patents have expired. Each of these product areas was chosen because of the higher margins that are available and because we anticipate limited competition. We continue to focus on developing product lines in our five primary targeted product areas, which are: Female Hormone Products, Scheduled Narcotic Products, Soft Gelatin Capsule Products, Special Release Characteristic Products and Liquid Products. This should allow us to further increase gross margins and per tablet revenues.

Products:

The following is the list of generic pharmaceutical products which are marketed or are planned to be marketed by the Company as of June 30, 2007. With the exception of Reprexain(R), the names of all of the products under the caption "Brand-Name Products" are registered trademarks in which the holders of the registered trademarks are non-affiliated pharmaceutical manufacturers.

PRODUCT NAME	BRAND-NAME PRODUCTS

1. Ibuprofen, 200mg White Tablets	Advil(R)

2. Ibuprofen, 200mg Brown Tablets	Advil(R)

3. Ibuprofen, 200mg Orange Tablets	Motrin(R)

4. Ibuprofen, 200mg Brown Caplets	Advil(R)

5. Ibuprofen, 200mg Orange Caplets	Motrin(R)

6. Ibuprofen, 400mg White Tablets	Motrin(R)

7. Ibuprofen, 600mg White Tablets	Motrin(R)

8. Ibuprofen, 800mg White Tablets	Motrin(R)

9. Isometheptene Mucate, Dichloralphenazone	Midrin(R)
Acetaminophen, Red/Red Capsule,
65mg/100mg/325mg

10. Naproxen, 250mg White Tablets	Naprosyn(R)

11. Naproxen, 375mg White Tablets	Naprosyn(R)

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

12. Naproxen, 500mg White Tablets	Naprosyn(R)

13. Hydrocodone Bitartrate and	Vicoprofen(R)
Ibuprofen Tablets, 7.5 mg / 200 mg

14. Hydrocodone Bitartrate and	Reprexain(R)
Ibuprofen Tablets, 5 mg / 200 mg

15. Sulfamethoxazole & Trimethoprim	Bactrim (R)
Tablets, 400 mg / 80 mg

16. Sulfamethoxazole & Trimethoprim	Bactrim DS (R)
Tablets (Double Strength), 800 mg / 160 mg

17. Esterified Estrogens and Methyltestosterone	Estratest
Tablets, 0.625 mg / 1.25 mg

18. Esterified Estrogens and Methyltestosterone	Estratest
Tablets, 1.25 mg / 2.50 mg

19. Hydrocodone Bitartrate and Acetaminophen	Norco (R)
Tablets, USP 5 mg / 325 mg

20. Hydrocodone Bitartrate and Acetaminophen	Norco (R)
Tablets, USP 10 mg / 325 mg

21. Hydrocodone Bitartrate and Acetaminophen	Vicodin(R)
Tablets, USP 5 mg / 500 mg

22. Hydrocodone Bitartrate and Acetaminophen	Lortab (R)
Tablets, USP 7.5 mg / 500 mg

23. Hydrocodone Bitartrate and Acetaminophen	Lortab (R)
Tablets, USP 10 mg / 500 mg

24. Hydrocodone Bitartrate and Acetaminophen	Lorcet Plus(R)
Tablets, USP 7.5 mg / 650 mg

25. Hydrocodone Bitartrate and Acetaminophen	Lorcet (R)
Tablets, USP 10 mg / 650 mg

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

26. Hydrocodone Bitartrate and Acetaminophen	Vicodin ES(R)
Tablets, USP 7.5 mg / 750 mg

27. Ranitidine Hydrochloride Tablets, USP 150 mg	Zantac (R)

28. Ranitidine Hydrochloride Tablets, USP 300 mg	Zantac (R)

29. Naproxen Sodium Tablets, USP 275 mg	Anaprox (R)

30. Naproxen Sodium Tablets, USP 550 mg	Anaprox (R)

31. Gabapentin Capsules 100 mg	Neurontin(R)

32. Gabapentin Capsules 300 mg	Neurontin(R)

33. Gabapentin Capsules 400 mg	Neurontin(R)

34. Metformin HCl Tablets, USP 500 mg	Glucophage(R)

35. Metformin HCl Tablets, USP 850 mg	Glucophage(R)

36. Metformin HCl Tablets, USP 1000 mg	Glucophage(R)

Competition

The generic pharmaceutical industry is intensely competitive. The primary means of competition involve manufacturing capabilities and efficiencies, innovation and development, timely FDA approval, product quality, marketing, reputation, level of service, including the maintenance of sufficient inventory levels to assure timely delivery of products, product appearance and price. Often, price is the key factor in the generic pharmaceutical business. Therefore, to compete effectively and remain profitable, a generic drug manufacturer must manufacture its products in a cost effective manner. We believe that in most instances, we maintain adequate levels of inventories to meet customer demand. In the first half of fiscal 2007, we had experienced raw material supply issues, which created backorders, which were fulfilled during the second half of the fiscal year.We believe that our expansion and modernization of our facility, hiring of experienced personnel, including logistics and operations personnel, and implementation of quality control programs have improved our competitive position during fiscal 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

During the past several years the number of chain drug stores and wholesaler customers have declined due to industry consolidation. In addition, the remaining chain drug stores and wholesaler customers have instituted buying programs that have caused them to buy more products from fewer suppliers. At the same time, mail-order prescription services and managed care organizations have grown in importance and they also limit the number of vendors. The reduction in the number of our customers and limitation on the number of vendors by the remaining customers has increased competition among generic drug marketers. During fiscal year ended June 2007, this has caused us to reduce pricing on some products in certain segments of the market. However, these pressures have not had a material adverse impact on our business and we believe that we have good relationships with our key customers.

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

Certain manufacturers of brand-name drugs and/or their affiliates have been introducing generic pharmaceutical products equivalent to such brand-name drugs at relatively low prices (so-called “authorized generics”). Such pricing, with its attendant diminished profit margins, could have the effect of inhibiting us and other manufacturers of generic pharmaceutical products from developing and introducing generic pharmaceutical products comparable to certain brand-name drugs. Also, consolidation among wholesalers, distributors, and repackagers, and technological advances in the industry and pricing pressures from large buying groups, may create pricing pressure, which could reduce our profit margins on our product lines.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

Backlog

We do not have a significant backlog, as we normally deliver products purchased by our customers on a timely basis.

Patents and Trademarks

We do not own any patents. Interpharm owns the registered trademark REPRAXIN.

Industry

The Generic Drug Market and Necessary Approvals

Pharmaceutical products in the United States are generally marketed as either "brand-name" or "generic" drugs. Brand-name products are drugs generally sold by the holder of the drug's patent or through an exclusive marketing arrangement. A company that receives approval for a new drug application ("NDA") from the U.S. Food and Drug Administration ("FDA"), usually the patent holder, has the exclusive right to produce and sell the drug during the life of the patent. This market exclusivity generally provides brand-name products the opportunity to build-up physician and customer loyalties.

Once a patent on a drug expires, another manufacturer can obtain FDA approval to market a "generic" version. A generic drug is therefore usually marketed after the patent on a brand drug expires. However, a generic product may be marketed prior to the brand product’s patent expiration if that patent is shown to be invalid or not infringed by the generic product.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

(See HTTP://WWW.GPHAONLINE.ORG/CONTENT/NAVIGATIONMENU/ABOUTGENERICS/STATISTICS/STATISTICS.HTM.

(1) HTTP://WWW.CBO.GOV/SHOWDOC.CFM?INDEX=655&SEQUENCE=0

(2) HTTP://WWW.FTC.GOV/OS/2002/07/GENERICDRUGSTUDY.PDF

Much of the growth of the generic pharmaceutical industry has been attributed to The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") which encourages generic competition. Before the Waxman-Hatch Act, generic drug manufacturers had to put their products through an approval process similar to that for the original approval for brand-name drugs. Waxman-Hatch created an accelerated approval process in which the generic manufacturer needs only to demonstrate to the FDA that, among other things, the generic product is bioequivalent to the brand-name product through the filing of an abbreviated new drug application ("ANDA"). The ANDA may rely on information from the brand-name drug's application with the FDA instead of spending its resources, time and money to collect the same information to support an FDA approval to market its generic product.

On June 12, 2003, the FDA announced new regulations and procedures to improve implementation of the Waxman-Hatch Act. The new regulations and procedures are aimed at reducing the time it takes to bring generic drugs to the market and expanding educational programs to assist health care practitioners and consumers to get accurate information about the availability of generic drugs. The FDA has estimated that the new regulations and procedures will reduce the typical time for generic drug approvals by three months or more during the three to five year period following implementation and will save consumers approximately $35,000,000 over 10 years.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)
  The ANDA process also requires bioequivalence studies to show that the generic drug is bioequivalent to the approved drug. Bioequivalence studies compare the bioavailability of one drug product, e.g., the generic, with that of another formulation containing the same active ingredient, e.g., the brand. When established, bioequivalence confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the approved drug and the generic drug are equivalent as defined by the FDA. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.

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

The scientific process of developing new products and obtaining FDA approval is complex, costly and time consuming and there can be no assurance that any products will be developed and approved despite the amount of time or money spent on research and development. Product development may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other strategic or technical reasons.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

The federal government established the Medicaid drug reimbursement as part of the Omnibus Budget Reconciliation Act of 1990 ("OBRA"). Generally, OBRA provides that a generic drug manufacturer must offer the states an 11% rebate on drugs dispensed under the Medicaid program and must enter into a formal drug rebate agreement with the Centers for Medicare and Medicaid Services (CMS). In the U.S., there have been a number of legislative and regulatory changes that impact the pricing of our products. In particular, the Deficit Reduction Act of 2005 and specific guidance issued by CMS changed the methodology as it is applied to the underlying data for Medicaid rebates of pharmaceutical products. Although not required under OBRA, we have also entered into similar agreements with various states.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Employees

As of June 30, 2007, we had approximately six hundred and seventy full time employees. We believe we have a strong relationship with our employees. None of our employees are represented by a union. Subsequent to June 30, 2007, we reduced the number of employees to approximately five hundred and seventy in conjunction with the various actions to improve profitability and cash flows generated from operations which is discussed in “Liquidity and Capital Resources”.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

These, as well as other factors may lead to product approval delays or the abandonment of products in development. The failure of a product to reach successful commercialization could materially and adversely affect our business and operating results.

Our future success is dependent upon incurring significant levels of research and development expenditures which will continue to have an adverse effect on our profitability.

Our current business and expansion plan is dependent upon incurring significant levels of research and development expenditures, which continue to have an adverse effect on our profitability. This may cause the market price of our common stock to decline or fluctuate.

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

We currently maintain $10,000 in product liability insurance. While we believe this amount to be adequate, there can be no assurance that any one or series of claims may exceed our coverage or that coverage will not be denied with respect to a claim or series of claims. A lack of sufficient coverage could materially and adversely affect our business, financial results and the market value of our common stock.

We enter into various agreements in the normal course of our business which have indemnification provisions, the triggering of which could have a material adverse impact on our business and financial results.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

We currently generate most of our revenues and gross margins from the sale of a limited number of products. For the fiscal year ended June 30, 2007, the following products accounted for 95% of our total revenues: Ibuprofen, generic Bactrim, Naproxen and our female hormone products. Ibuprofen alone accounted for 41% of our revenues. Any material adverse developments, including increased competition, with respect to the sale or use of these products, or our failure to successfully introduce new products, could have a material adverse effect on our revenues and gross margins.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

We are presently dependent on a small number of major customers.

For the fiscal year ended June 30, 2007, five customers, in the aggregate, accounted for 62% of the company’s sales. While we have been able to diversify our customer base over the past two fiscal years, the loss of any one or more of these customers or the substantial reduction in orders from any one or more of such customers could have a material adverse effect on our operating results and financial condition and could cause a decline in the market price of our common stock.

Our loan agreement with Wells Fargo Business Credit imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain actions.

Our loan agreement with Wells Fargo Business Credit, a copy of which is contained in our Current Report on Form 8-K filed with the SEC on February 15, 2006, imposes significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, or merge or consolidate. There can be no assurance that these restrictions will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities.

As set forth below under “Management’s Discussion and Analysis,” we were unable to meet certain financial covenants with Wells Fargo Business Credit and were required to raise additional monies through the sale of debt securities. On November 14, 2007, Wells Fargo Business Credit lifted certain of the restrictions on us which enabled us to raise additional monies, waived certain defaults and agreed to amended covenants. There can be no assurance that Wells Fargo Business Credit will act similarly in the future if we breach our credit agreement again.

We may be liable to pay substantial damages, including liquidated damages, or be obligated to redeem such stock for cash if we do not timely perform certain obligations we have to holders of our Series B-1 and C-1 Preferred Stock.

In May 2006 we sold to one institutional investor for $10,000 shares of our Series B-1 Convertible Preferred Stock. In September 2006 we sold to another institutional investor shares of our Series C-1 Convertible Preferred Stock for $10,000. Under the transaction documents relating to these sales the holders have the right to redeem such shares for cash upon the occurrence of certain events, including our failure to pay dividends on such stock, our failure to timely deliver certificates for shares of our common stock if the holders elect to convert such shares, if we default on indebtedness owed to third parties and such persons accelerate the maturity of at least $3,000 of such indebtedness, or there is a change in control of our company. In addition, we are subject to penalties, up to a maximum of 18% of the aggregate purchase price (which penalties accrue on a daily basis so long as we continue to be in default of our obligations) (a) if, within 60 days after a request to do so is made by the holders of such preferred stock, we do not timely file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of shares of our common stock issuable to such holders upon conversion of the preferred stock, (b) if a registration statement is filed, such registration statement is not declared effective within 180 days after the request is made or (c) if after such a registration is declared effective, after certain grace periods the holders are unable to make sales of our common stock because of a failure to keep the registration statement effective or because of a suspension or delisting of our common stock from the American Stock Exchange or other principal exchange on which our common stock is traded. We are also subject to penalties if we fail to timely deliver to a holder (or credit the holder’s balance with Depository Trust Company if the common stock is to be held in street name) a certificate for shares of our common stock if the holder elects to convert its preferred stock into common stock. Therefore, upon the occurrence of one or more of the foregoing events our business and financial condition would likely be materially adversely affected and the market price of our common stock would likely decline.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

We have defaulted in certain of our agreements with the holders of the Series B-1 and C-1 Preferred Stock which have been waived per the Consent and Waiver Agreement dated November 7, 2007, as described in the “Managements Discussion and Analysis” Section below and under the heading “Recent Developments” in Item 1. Those holders have provided a waiver of those defaults in exchange for a decrease in the conversion and exercise prices of the preferred stock and warrants held by them which has a dilutive effect on our common stock. There can be no assurance that any future defaults will be similarly waived.

We are currently involved in legal disputes which could have a material adverse effect on our financial condition.

As reported in our Current Report on Form 8-K filed with the SEC on June 28, 2006, on June 1, 2006, Ray Vuono commenced an action against us in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06). The complaint against Interpharm alleges, among other things, that Vuono is entitled to receive additional compensation as a “finder” under an agreement dated July 1, 2002 with respect to a reverse merger transaction consummated by us in May 2003. Vuono also alleges that he is entitled to additional compensation under the agreement in respect of a $41,500 credit facility from Wells Fargo Business Credit, Inc. obtained by us in February 2006 and the sale for $10,000 of shares of a new series of convertible preferred stock and warrants to purchase our common stock consummated by the Company with Tullis-Dickerson Capital Focus III, L.P. in May 2006. The total amount of damages sought by Vuono in the action was approximately $10,000.

By recent decision and order dated March 29, 2007, the Court dismissed Vuono’s claims as they pertain to any fees claimed by Vuono related to a reverse merger of Interpharm, Inc. and the Company and declined to dismiss other claims.  The dismissed claims represent approximately $7,000 of the total of $10,000 claimed by Vuono.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

The Court deferred its decision on Vuono’s motion to disqualify counsel, and held hearing on the matter on September 24, 2007. A final decision on the motion to disqualify is not expected until early 2008. The action, including all discovery, is stayed pending the Court’s decision.

In May 2007, a former employee commenced an action against us with the New York State Division of Human Rights.  The complaint alleges claims of race discrimination. The total sought by the former employee in the action is unspecified.  We believe that the claims are without merit and are vigorously defending the action.  Currently, we cannot predict with certainty the outcome of this litigation.

While we believe that these claims are without merit and are vigorously defending the action, should we be unsuccessful in our defense, our business and financial condition will be materially adversely affected and the market price of our common stock could decline.

On October 8, 2007, Leiner Health Products LLC and the Company entered into a Settlement Agreement and Release (“Settlement”) in connection with an October 2005 manufacturing and supply agreement for ibuprofen tablets. As part of the Settlement, Leiner executed a Promissory Note for the amount it owed the Company. On October 12, 2007, the Company notified Leiner that one lot of this product was subject to a voluntary recall. Leiner subsequently withheld any additional payments under the Settlement until they received reasonable assurances from the Company that the additional lots in their possession would not be subject to the recall as well. If all lots were recalled, Leiner would be entitled to a reimbursement by the Company of approximately $256. However, the Company does not believe any further lots will be recalled.

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

Our future success will depend, to a substantial degree, upon the continued service of the key members of our management team. The loss of the services of key members of our management team, or their inability to perform services on our behalf, could have a material effect on our business and financial condition and could result in a decline in the market value of our common stock.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

Our ability to satisfy our obligations to Wells Fargo Business Credit, the holders of our Series B-1 and C-1 Preferred Stock, and the holders of our Junior Subordinated Secured 12% Promissory Note due 2010 and the holders of our Secured 12% Promissory Notes Due 2009 will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow, we may be required to: refinance all or a portion of our debt with Wells Fargo, obtain additional financing in the future for working capital, capital expenditures and general corporate or other purposes; redirect a substantial portion of our cash flow to debt service, which as a result, might not be available for our operations or other purposes; sell some of our assets or operations; reduce or delay capital expenditures; or revise or delay our operations or strategic plans. If we are required to take any of these actions, it could have a material adverse effect on our business and financial condition. In addition, there can be no assurance that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our agreement with Wells Fargo or under the terms of the Series B-1 and C-1 Preferred Stock.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Our distribution operations and our customers are subject to various regulatory requirements, including from the DEA, FDA and State Boards of Pharmacy and Health, among others. These include licensing, registration, recordkeeping, security and reporting requirements. Failure by the Company to comply with these regulatory requirements could impact our ability to make and/or maintain sales of our products resulting in a materially adverse impact on the Company’s finances.

Our raw materials are purchased primarily from foreign distributors of bulk pharmaceutical chemicals. Any significant supply interruption could have a material adverse effect on our business and financial condition and could cause a decline in the market value of our common stock.

Our raw materials are purchased primarily from foreign companies. From time to time, we have experienced difficulty in obtaining certain raw materials and products, there can be no assurance that supply interruptions or delays will not occur again in the future or that we will not have to obtain substitute materials or products, which would require additional regulatory approvals. In addition, changes in its raw material suppliers could result in delays in production, higher raw material costs and loss of sales and customers because regulatory authorities must generally approve raw material sources for pharmaceutical products. Any significant supply interruption could have a material adverse effect on our business and financial condition and could cause a decline in the market value of our common stock.

We may not be able to utilize all of the deferred tax assets recorded on our balance sheet.

            In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At June 30, 2007, we had a total of $5,975 in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109. However, because we have shown volatile operating results in the past and because there is no guarantee that the amount and timing of net profits, if any, will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record an additional valuation allowance in the future. Moreover, there is a risk that unfavorable audits of, for example, tax credit or NOL carryforwards by government agencies or change of ownership limitations under Section 382 of the Internal Revenue Code of 1986 may reduce the value of our deferred tax assets. If any of these events were to occur, our financial results for one or more periods would be adversely affected.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

RISKS RELATING TO OUR COMMON STOCK

Our research and development expenditures may not lead to the commercialization of successful products.

            Our current business and expansion plan calls for, and is dependent upon, research and development expenditures in order to add new products to our product line, but also upon the projected success of new products.  There can be no assurance, however, that these research and development expenditures will result in successful or profitable products as there are many factors which affect the success of pharmaceutical products in the market such as consumer acceptance, continuing acceptance by the medical profession, litigation and product liability and competition.  In the event that our significant research and development expenditures do not result in profitable products, our business and financial condition would be materially and adversely affected and the market price of our common stock would decline.

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

Six of our shareholders control us through their ownership and control of voting stock.

Four of our shareholders, one of whom is an Executive Vice President and owns approximately 27% of our common stock, along with two investors who share a proxy from three of these shareholders, own and control in the aggregate approximately 76% of our common stock. These stockholders can effectively control us and their interests may materially differ from other shareholders.

There is only a limited trading market for our common stock.

Our common stock is traded on the American Stock Exchange, but the public float available for trading is currently relatively small. Therefore, the volume and price of trading in our common stock is subject to significant fluctuations.

The Waivers obtained from the holders of our Series B-1 and C-1 Preferred Stock will be dilutive to our other shareholders.

Pursuant to the terms of the purchase of our Series B-1 and C-1 Preferred Stock, we cannot raise additional capital through the sale of securities until such time as the common stock into which the Series B-1 and C-1 Preferred Stock is convertible has been registered for re-sale, which has not yet occurred. On November 8, 2007, in exchange for a waiver permitted us to sell additional securities, we lowered the conversion price of the Series B-1 and C-1 Preferred Stock from $1.5338 to $0.95 and lowered the exercise price of an aggregate of 4,564 warrants held by them from $1.639 to $0.95. The decreased conversion and exercise prices could result in the issuance of an additional 8,013 shares by us without additional consideration which could increase our net loss per share to common stockholders and may have an adverse impact on the market price of our common stock.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

The trading of our common stock has been suspended for failure to comply with rules and regulations of the American Stock Exchange relating to timely SEC filings.

As reported in our Current Reports on Form 8-K and Form 8-K/A filed with the SEC on October 12 and 15, 2007, respectively, we disclosed that as a result of negotiations with Wells Fargo Bank, National Association, acting through our Wells Fargo Business Credit operating division ("Wells Fargo"), the Company would not be able to file its Form 10-K by its due date of October 15, 2007 and that we anticipated filing upon the conclusion of negotiations with Wells Fargo. We further disclosed that on October 12, 2007, we notified the American Stock Exchange (“AMEX”) that we would not file its Form 10-K in a timely manner in conformity with Section 610(b) of the AMEX Company Guide.

On October 15, 2007, we received notice from the AMEX that trading in its common stock would be halted pending compliance with AMEX rules through the filing of financial information and on October 16, 2007, trading in its common stock was halted.

We anticipate that we will be unable to file its Quarterly Report on Form 10-Q for the three months ended September 30, 2007 by its due date. This late filing is likely to result in an additional or continued suspension of trading in the Company’s common stock on the AMEX, and could result in the delisting of the Company’s common stock from the AMEX. A continued or additional trading suspension may adversely impact the market value of our common stock in the event that trading again commences and a delisting of our common stock from the AMEX is likely to adversely impact the market value of our common stock if it can be traded over-the-counter and may result in a substantial loss of value if it cannot be so traded.

ITEM 1B. Unresolved Staff Comments

None.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 2.  PROPERTIES

Description of Property

We lease an entire building in Hauppauge, New York, pursuant to a non-cancellable lease expiring in October, 2019, which houses our manufacturing, warehousing and some of our executive offices. The leased building is approximately 100 square feet and is located in an industrial/office park. The lease between the landlord and Interpharm Inc, states that upon a change in ownership of Interpharm Inc, which occurred on May 30, 2003, the landlord is entitled to increase the rents to fair market value and every three years thereafter. The current annual lease payments to the landlord, Sutaria Family Realty, LLC, are $660. Sutaria Family Realty, LLC is owned by Mona Rametra, Perry Sutaria and Raj Sutaria, who collectively own and control 37,706 shares of our common stock and 4,855 shares of our Series A-1 Preferred Stock and are the children of Dr. Maganlal K. Sutaria, the Chairman of our Board of Directors, and the niece and nephews of Bhupatlal K. Sutaria, our past President. In addition, Raj Sutaria is an Executive Vice President of Interpharm Holdings, Inc. There are no tenants in the building other than us.

In January 2007, we entered into a seven year lease for approximately 20 square feet of office space. The lease provides us an option to extend the lease for a period of three years. According to the terms of the lease the base annual rental for the first year will be $261 and will increase by 3% annually thereafter. Further, we are required to pay for renovations to the facility, currently estimated at approximately $300.

On June 29, 2004, pursuant to a contract entered into on November 14, 2003, we purchased a 92 square foot facility on thirty seven acres of land, located at 50 Horseblock Road in Brookhaven, New York. The purchase price for the building and land was approximately $9,400. The facility is located in Suffolk County, New York's Brookhaven Empire Zone. As part of the planned modifications to the facility, we constructed a 16 square foot research and development laboratory within the facility, which is now operational. Through June 30, 2007 we have spent an additional $8,685 in building renovations and equipment.

ITEM 3.  LEGAL PROCEEDINGS

As reported in our Current Report on Form 8-K filed with the SEC on June 28, 2006, on June 1, 2006, Ray Vuono (“Vuono”) commenced an action against us in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06). Vuono’s complaint against us alleges, among other things, that Vuono is entitled to receive additional compensation as a “finder” under an agreement dated July 1, 2002 between Vuono and the Company (then known as Atec Group, Inc.) with respect to a reverse merger transaction consummated by us in May 2003. Vuono also alleges that he is entitled to additional compensation under the agreement in respect of a $41,500 credit facility from Wells Fargo Business Credit, Inc. obtained by us in February 2006 and the sale for $10,000 of shares of a new series of convertible preferred stock and warrants to purchase our common stock consummated by us with Tullis-Dickerson Capital Focus III, L.P. in May 2006. The total amount of damages sought by Vuono in the action was $10,000.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)
By recent decision and order dated March 29, 2007, the Court dismissed Vuono’s claims as they pertain to any fees claimed by Vuono related to a reverse merger of Interpharm, Inc. and the Company and declined to dismiss other claims.  The dismissed claims represent approximately $7,000 of the total of $10,000 claimed by Vuono.  The Court deferred a decision on Vuono’s motion to disqualify counsel pending a hearing and further proceedings.

The Court deferred its decision on Vuono’s motion to disqualify counsel, and held a hearing on the matter on September 24, 2007. A final decision on the motion to disqualify is not expected until early 2008. The action, including all discovery, is stayed pending the Court’s decision.

We believe that Vuono’s claims are without merit and we are vigorously defending the action.

In November 2006, a former employee commenced an action against us in the Supreme Court of the State of New York, County of Suffolk (Index No. 06/31481).  As of October 15, 2007, the action was voluntarily dismissed with prejudice, and without costs, expenses, or fees to either party. The complaint alleged violations of the New York State Human Rights Law and other unidentified rules, regulations, statutes and ordinances.

In May 2007, a former employee commenced an action against us with the New York State Division of Human Rights.  The complaint alleges claims of race discrimination. The total sought by the former employee in the action is unspecified.  We believe that the claims are without merit and are vigorously defending the action.  Currently, we cannot predict with certainty the outcome of this litigation.

On October 8, 2007, Leiner Health Products LLC and the Company entered into a Settlement Agreement and Release (“Settlement”) in connection with an October 2005 manufacturing and supply agreement for ibuprofen tablets. As part of the Settlement, Leiner executed a Promissory Note for the amount it owed the Company. On October 12, 2007, the Company notified Leiner that one lot of this product was subject to a voluntary recall. Leiner subsequently held any additional payments under the Settlement until they received reasonable assurances from the Company that the additional lots in their possession would not be subject to the recall as well. If all lots were recalled, Leiner would be entitled to a reimbursement by the Company of approximately $256. However, the Company does not believe any further lots will be recalled.

We are unaware of any other material pending or threatened legal action or proceeding against us.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal quarter ended June 30, 2007.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

Our common stock is traded on the American Stock Exchange under the symbol "IPA." As reported in our Current Reports on Form 8-K and Form 8-K/A filed with the SEC on October 12 and 15, 2007, respectively, we disclosed that as a result of negotiations with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division ("Wells Fargo"), the Company would not be able to file its Form 10-K by its due date of October 15, 2007 and that we anticipated filing upon the conclusion of negotiations with Wells Fargo. We further disclosed that on October 12, 2007, we notified the American Stock Exchange (“AMEX”) that we would not file its Form 10-K in a timely manner in conformity with Section 610(b) of the AMEX Company Guide.

On October 15, 2007, we received notice from the AMEX that trading in our common stock would be halted pending compliance with AMEX rules through the filing of financial information and on October 16, 2007, trading in its common stock was halted.

The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the American Stock Exchange. Such prices reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

	High	Low

2005
Quarter ended 3/31	2.58	1.50
Quarter ended 6/30	1.65	1.23
Quarter ended 9/30	1.82	1.07
Quarter ended 12/31	1.49	1.21

2006
Quarter ended 3/31	1.68	1.24
Quarter ended 6/30	1.56	1.10
Quarter ended 9/30	1.54	1.08
Quarter ended 12/31	2.51	1.25

2007
Quarter ended 3/31	2.09	1.60
Quarter ended 6/30	1.80	1.28

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

As of November 12, 2007, there were approximately one hundred and sixty seven holders of record of our common stock, two hundred and eighty eight holders of record of Series C preferred shares, and one holder of record each of our Series B-1 Convertible Preferred Stock and Series C-1 Convertible Preferred Stock.

We do not currently pay dividends on our common stock. It is our present intention not to declare or pay dividends on our common stock, but to retain earnings for the operation and expansion of our business.

The holders of our Series A-1 preferred shares are entitled to cumulative annual dividends of $0.0341 per share when and as declared by our Board of Directors. We are required to pay quarterly dividends on our Series B-1 Preferred Stock and our Series C-1 Preferred Stock at an annual dividend rate of 8.25%, in either cash or common stock. In an effort to retain cash, we intend to pay the Series B-1 Preferred Stock and Series C-1 Preferred Stock with restricted common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 30, 2007. The table includes the following plans: 1997 Stock Option Plan and 2000 Flexible Stock Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))

Equity compensation plans approved by security holders:

1997 Stock Option Plan	1,317	$1.85	-0-
2000 Flexible Stock Plan(1)	10,613	$0.99	9,387

Total	11,930	$1.08	9,387

(1) Securities available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 20,000 shares.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal quarter ended June 30, 2007, we have made the following issuances of restricted securities:

We issued 122 shares of common stock in payment of Series B-1 dividends accrued as of March 31, 2007.

We issued 122 shares of common stock in payment of Series C-1 dividends accrued as of March 31, 2007.

We issued 72 shares of common stock as a result of an exercise of employee options to acquire our common stock. The shares were issued in reliance upon Section 4(2) of the Securities Act.

At June 30, 2007, we had accrued $206 each of Series B-1 and Series C-1 dividends, which was paid in July 2007 through the issuance of 148 shares each of our common stock.

In July 2007, we issued 8 shares of common stock as a result of the exercise of employee options to acquire our common stock, for which we received cash of approximately $5. The shares were issued in reliance upon Section 4(2) of the Securities Act.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

SERIES A-1, B-1 and C-1 PREFERRED STOCK

Series A-1 Convertible Preferred Stock

The following are the principal designations, preferences and rights of our Series A-1 Convertible Preferred Stock which is held by two holders:

- Title.	$.01 par value per share Series A-1 Convertible Cumulative Preferred Stock.

- Voting.	No voting rights.

- Liquidation Preference.	$0.682 per share.

- Dividend Rights.	$0.0341 per share, per year, when and as declared by our Board of Directors.

- Redemption Provisions.	None.

- Amount Authorized.	5,000

- Amount Issued.	4,855

- Conversion.	Converts on a 1:1 basis into common stock upon:

i.	the Company reaching $150,000 in revenues;

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Series B-1 Redeemable Convertible Preferred Stock

On May 15, 2006, Tullis-Dickerson Capital Focus III, L.P. purchased 10 shares of our newly designated Series B-1 Redeemable Convertible Preferred Stock as fully described in our Current Report on Form 8-K filed with the SEC on June 2, 2006. The following are the principal designations, preferences and rights of our Series B-1 Redeemable Convertible Preferred Stock which is held by one holder:

- Title.	$.01 par value per share Series B-1 Convertible Preferred Stock.

- Voting.
Each votes with the common and has a number of votes equal to the number of shares of common into which it is convertible on the record date for the action to be voted upon. The current aggregate number of votes for the Series B-1 Stock is 6,520.

- Liquidation Preference.	Upon certain liquidation events set forth in the Certificate of Designation, the holder of each share is entitled to a payment of $1 plus accrued but unpaid dividends.

- Dividend Rights.	8.25% per annum, payable quarterly in arrears in either cash or at our option, in restricted common stock.

- Redemption Provisions.
We are required to redeem the Series B-1 Stock upon the occurrence of specified events, including, but not limited to a change in control, a going private transaction, failure to pay dividends or a failure to allow conversion.

- Amount Authorized.	15

- Amount Issued.	10

- Conversion.
The Series B-1 Stock, as well as any accrued dividends, may be converted at any time by the holder into a number of shares of our common stock determined by dividing the dollar amount to be converted by $1.5338. Pursuant to the subsequent debt issuance discussed below (“Liquidity and Capital Resources”), the conversion was reduced to $0.95.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Series C-1 Redeemable Convertible Preferred Stock

On September 11, 2006, Aisling Capital II, LP purchased 10 shares of our newly designated Series C-1 Redeemable Convertible Preferred Stock as fully described in our Current Report on Form 8-K filed with the SEC on September 15, 2006. The following are the principal designations, preferences and rights of our Series C-1 Redeemable Convertible Preferred Stock which is held by one holder:

- Title.	$.01 par value per share Series C-1 Convertible Preferred Stock.

- Voting.
Each votes with the common and has a number of votes equal to the number of shares of common into which it is convertible on the record date for the action to be voted upon. The current aggregate number of votes for the Series C-1 Stock is 6,520.

- Liquidation Preference.	Upon certain liquidation events set forth in the Certificate of Designation, the holder of each share is entitled to a payment of $1 plus accrued but unpaid dividends.

- Dividend Rights.	8.25% per annum, payable quarterly in arrears in either cash or at our option, in restricted common stock.

- Redemption Provisions.
We are required to redeem the Series C-1 Stock upon the occurrence of specified events, including, but not limited to a change in control, a going private transaction, failure to pay dividends or a failure to allow conversion.

- Amount Authorized.	10

- Amount Issued.	10

- Conversion.
The Series C-1 Stock, as well as any accrued dividends, may be converted at any time by the holder into a number of shares of our common stock determined by dividing the dollar amount to be converted by $1.5338. Pursuant to the subsequent debt issuance discussed below (“Liquidity and Capital Resources”), the conversion was reduced to $0.95.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents summary financial data for the years ended June 30, 2007, 2006, 2005, 2004, and the six-months ended June 30, 2003. The following summary financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report (in thousands except per share data):

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004	Six Months Ended June 30, 2003
Net Sales	$75,587	$63,355	$39,911	$41,100	$14,953

Net (loss) income	(14,058)	(3,790)	(149)	3,123	724
(Loss) Income per common share:
Basic	(0.26)	(0.15)	(0.01)	0.16	0.08
Diluted	(0.26)	(0.15)	(0.01)	0.04	0.02
Balance Sheet Data
Total Assets	74,374	62,867	46,390	35,168	20,339
Long-term obligations	15,849	14,077	6,706	7,076	267
Cash dividend per common share	0	0	0	0	0

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(in Thousands except per share data)

Results of Operations

Overview

Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products. As of June 30, 2007, we manufactured and marketed 36 generic pharmaceutical products, which represent various oral dosage strengths for 11 unique products for twenty-five of these products.

As more fully described below, as a result of increased expenses and losses incurred by the Company during the fiscal year ended June 30, 2007, we defaulted on our credit facility with WFBC and, in November 2007, had to raise an additional $8,000 in debt financing. A complete description of the debt financing and a Forbearance Agreement with WFBC may be found below in “Liquidity and Capital Resources.”

Net sales for the fiscal year ended June 30, 2007 were $75,587 compared to $63,355 for fiscal year ended June 30, 2006, an increase of $12,232 or 19%. We successfully increased sales of existing products as we continued to expand our distribution with the top tier accounts in retail, wholesale, distributor, and managed care trade classes. However, we had also anticipated launching three new generic pharmaceutical products by June 2007, all of which were delayed. These new products are currently on schedule to be launched in fiscal year ended June 2008.

Our gross margin was 28.7% for the fiscal year ended June 30, 2007, which was somewhat improved over our 27.5% gross margin in the previous year. In the first half of fiscal 2007, we had experienced raw material supply issues, which created backorders, which were fulfilled during the second half of the fiscal year. At the same time, we encountered difficulty in forecasting new customer demand for existing product positions. In an effort to maintain satisfactory customer service levels while solving our raw material supply issues, we created an oversupply and build up of inventory levels. In addition, we lost a large purchaser of our OTC Ibuprofen product at March 31, 2007, due to the customer’s FDA regulatory problems, and the customer is no longer purchasing product from us. One result of the foregoing was a significant increase in inventory levels by June 2007.

In parallel, we continued to strengthen our employee infrastructure, particularly in areas such as regulatory affairs and cGMP compliance, and we implemented a new enterprise resource planning IT system needed to accommodate future growth. In addition, we continued spending on our generic pharmaceutical R&D programs at original planned levels. As sales were lower than anticipated, the net result was a significant operating loss for fiscal 2007 which we expect to continue through the first quarter of fiscal 2008. Coupled with the increased inventory levels, the operating losses led to a rapidly worsening cashflow situation towards the end of fiscal 2007. Subsequent to June 2007, we proceeded to identify sources of debt and equity financing which in the completion of $8,000 in subordinated debt financing transactions in November 2007 (see “Liquidity and Capital Resources” for detailed discussion).

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

With respect to our research and development programs, during fiscal 2007 we filed ten ANDAs and two additional ANDAs owned by the Company but in the name of Tris Pharma. In addition during fiscal 2007, we obtained FDA approval for twelve ANDAs for five unique products which we plan to launch in FY 2008. We are now manufacturing and packaging commercial quantities of some of our current products at our Yaphank facility. The specialized facilities for oral contraceptives, soft gels and high potency products are now operational. We are commencing production of batches for use in conducting bioequivalence studies and the submissions of ANDAs.

We have continued to develop products in areas that are characterized by having high barriers to entry, i.e., related to formulation, technology, patents, analytical and dedicated facilities. We have been aggressive in advancing these high barrier product areas. While the development process has taken longer than planned, we continue to make good progress in these areas.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Fiscal Year Ended June 30, 2007 compared to Fiscal Year Ended June 30, 2006

	For the Fiscal Year Ended June 30, 2007	For the Fiscal Year Ended June 30, 2006
SALES, Net	$75,587	$63,355
COST OF SALES	53,920	45,927

GROSS PROFIT	21,667	17,428

Gross Profit Percentage	28.67%	27.51%

OPERATING EXPENSES
Selling, general and administrative expenses	13,340	11,449
Related party rent expense	103	72
Research and development	18,962	10,674

TOTAL OPERATING EXPENSES	32,405	22,195

OPERATING LOSS	(10,738)	(4,767)

OTHER INCOME (EXPENSES)
Contract termination expense	(1,655)
Asset impairment charge	(101)	---
Loss on Sale of Fixed Asset	(99)	(5)
Interest expense, net	(1,275)	(718)

TOTAL OTHER EXPENSES	(3,130)	(723)

LOSS BEFORE INCOME TAXES	(13,868)	(5,490)

INCOME TAX EXPENSE (BENEFIT)	190	(1,700)

NET LOSS	$(14,058)	$(3,790)

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Net Sales
Net sales for the fiscal year ended June 30, 2007 were $75,587 compared to $63,355 for fiscal year ended June 30, 2006, an increase of $12,232 or 19%. Significant components contributing to our sales growth are set forth in the table below:

	Year ended June
	2007		2006
		% of		% of
	Sales	Sales	Sales	Sales
Ibuprofen	$31,149	41.2	$33,836	53.4
Bactrim(R)	17,471	23.1	4,220	6.7
Naproxen	12,221	16.2	9,401	14.8
Female hormone product	11,199	14.8	8,100	12.8
Hydrocodone/Ibuprofen	2,334	3.1	3,693	5.8
Hydrocodone/Acetaminophen	545	0.7	--	--
All Other Products	668	0.9	4,105	6.5
Total	$75,587	100%	$63,355	100%

▪
Net sales of Ibuprofen for the year ended June 30, 2007 decreased $2,687, or 7.9%, as compared to sales for the year ended June 30, 2006. The decrease is partially due to supply chain issues incurred during our fiscal year ended June 30, 2007 and partially due to a decrease in demand for a specific strength of Ibuprofen. The decrease in demand is directly related to one of our customer’s voluntary suspension of sales of over-the-counter pharmaceuticals as a result of the FDA inspection, which was unrelated to our product. We have been working with our suppliers to obtain adequate supplies of Ibuprofen raw material. We are currently attempting to qualify an additional source of Ibuprofen, and we are making efforts to ensure that our suppliers maintain adequate levels of inventory sufficient to enable us to increase our overall production.

▪
For year ended June 30, 2007 we significantly increased our market share of Sulfamethoxazole - Trimethoprim in two strengths 400mg / 80mg commonly referred to as generic Bactrim(R) and 800mg / 160mg or commonly referred to as Bactrim-DS(R) (both, “Bactrim”). Sales increased to $17,471 during the year ended June 2007 from $4,220 for the year ended June 30, 2006, primarily as a result of two significant factors: (i) our entering into sales and marketing arrangements with two major distributors which include net profit sharing arrangements; and (ii) favorable pricing conditions in the market.

▪
Naproxen net sales for the year ended June 30, 2007 increased $2,820 or 30%, as compared to sales for the year ended June 2006. The increase is primarily due to our success in increasing our customer base.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

▪
Net sales of our female hormone products for the year ended June 30, 2007 increased $3,099 or 38.3% compared to sales for the year ended June 2006 due primarily to a higher volume of units shipped during the current fiscal year. As previously reported, as a result of market conditions, on October 27, 2006, we amended our agreement with Pharmaceuticals, Inc. (“Centrix”). Commencing November 2006, Centrix agreed to purchase over a twelve month period, 40% more bottles than the initial year of the agreement at a discounted price with a provision for profit sharing.  Under the amended agreement, the parties shared net profits as defined in the agreement. The amendment has a one year term, after which time the original Centrix agreement shall again be in full force and effect.

▪
On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson terminating the Manufacturing and Supply Agreement dated as of October 14, 2003 pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen(R) (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets.  As a result of the Termination Agreement we obtained all rights to market this product. Net sales of this product for the year ended June 2007, decreased $1,360 or 36.8% to $2,334 as compared to $3,693 for the year ended June 2006. The decrease is partially due to a decrease in units shipped as well as a decrease in market prices for this product during the year ended June 2007.

▪
As a result of our decision to halt the manufacture and sale of Allopurinol and Atenolol under a contract manufacturing agreement, our revenues for these products declined during the fiscal year ended June 30, 2007. Both Allopurinol and Atenolol were manufactured for and shipped to one customer based on quantities ordered by that customer. Revenue from sales of Allopurinol and Atenolol decreased by $2,287 from $2,289 for the year ended June 30, 2006 to $2 for the year ended June 30, 2007. Sales of these product are included in All Other Products in the table above. The manufacturing capacity gained from the decrease in production of these two products is being used for other products. For fiscal 2008 and beyond we anticipate little or no sales of these products.

During the fiscal year ended June 30, 2007, five customers, in the aggregate, accounted for approximately 62% of total sales. For the fiscal year ended June 30, 2006 we had four key customers which accounted for approximately 53%.

Cost of sales / Gross Profits

During year ended June 30, 2007, prices for raw materials remained relatively constant when compared to the prior year.  While no assurance can be given, we anticipate this trend to continue, at least for the near future. During the fiscal year ended June 30, 2007, we have incurred increased direct labor and supervisory salaries and related benefits associated with increased production.  As part of our expansion plan, we have continued to increase our managerial and production staff.  We believe this increase is required and should ultimately support our expansion plan. Additionally, we incurred increased general overhead costs, such as product liability insurance, workers compensation insurance, medical benefits and utilities. We believe these higher costs will likely continue for the near future.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Gross profit for the fiscal year ended June 30, 2007 significantly increased by $4,239, or 24%, to $21,667, compared to $17,428 for the year ended June 30, 2006.  In addition, our gross profit percentage remained relatively consistent, increasing 1.2 percentage points from 27.5% for the year ended June 30, 2006 to 28.7% for the year ended June 30, 2007. While direct labor and most overhead expenses have increased to accommodate higher manufacturing throughput in fiscal 2007, the improvement in gross margin is primarily a function of (i) the Company selling higher margin products during the current fiscal year and (ii) greater throughput and relatively higher inventory levels as of June 30, 2007 resulting in higher absorption of labor and overhead and thus, a positive impact on cost of goods sold.

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

During the fiscal year ended June 30, 2007, SG&A expenses increased $1,891, or 16.5% to $13,340, as compared to $11,449 during fiscal year end June 2006. When stated as a percentage of net sales, SG&A expenses decreased to 17.6% for the year ended June 2007 as compared to 18.1% for the year ended June 2006.

Significant factors contributing to the dollar increase in SG&A expenses include: an increase of $887 in compensation and related taxes and benefits of sales and administrative staff to support our growth; an increase in professional services of $688, of which $289 relates to costs associated with the implementation of our new ERP system and of which the remainder can be associated with management and IT consulting, an increase in depreciation of $545, primarily due to our second facility becoming operational for general and administrative purposes in July 2006; an increase in rent of $50 and utilities of $196, much of which is associated with our second facility; an increase in computer-related expenses of $202 related to the increase in the number of employees; and an increase in Board Compensation of $194 as a result of a new Board of Directors Compensation Policy. Included in SG&A expense for the fiscal year ended June 2006, was a $621 non-recurring expense related to investment banking services and a non-recurring commission expense of $460 related to a specific contract providing for commissions to one salesman during the first year of sales under a sales agreement with Centrix. The one time expenses incurred during the year ended June 2006 offset the increases noted above in SG&A expenses in the current year.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Research and Development Expenses

Research and development expenses for new products currently in development in our new product pipeline consist primarily of wages, outside development organizations, bioequivalence studies, materials, legal fees, and consulting fees. Research and development expenses increased by $8,288 or 77.6% during the fiscal year ended June 30, 2007 to $18,962 as compared to $10,674 during the fiscal year ended June 2006. This represents an increase in R&D as a percentage of net sales to 25.1% for the fiscal year ended June 30, 2007 as compared to 16.8% for the fiscal year ended June 2006.

The increase was due to: higher compensation expenses of $2,324 primarily related to the expansion of analytical chemist and product formulation staff; an increase of $1,561 for legal services primarily related to patent reviews for products under development or pending launch; an increase in purchases of raw materials of $1,276 necessary for the production of trial batches of new generic pharmaceutical products; $1,128 of increased costs related to bioequivalence studies for new generic pharmaceutical products currently in development; and an increase of $749 for consulting related to new product development.

Our research and development efforts continue to focus in the areas of oral contraceptives, soft gelatin capsules and modified release products, and we are planning to commence bioequivalence studies in each of these areas by December 2007. Work is progressing well in the product area of products coming off patent. As we continue to focus in on these types of pharmaceutical products and as new products are released we anticipate a decline in our research and development costs.

As previously disclosed, during February 2005, we entered into an agreement (“Solids Agreement”), for solid dosage products (“solids”) with Tris. In July 2005, the Solids Agreement was amended. According to the terms of the Solids Agreement, as amended, we will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two soft-gel products and one additional solid dosage product. Some of the products included in this agreement, as amended, may require us to challenge the patents for the equivalent branded products. This agreement, as amended, provides for payments of an aggregate of $4,800 to Tris, whether or not regulatory approval is obtained for any of the solids products. The Solids Agreement also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for us and 40% for Tris. Further, this agreement provides us with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

In April 2006, we further amended the Solids Agreement. This second amendment required Tris to deliver a Technical Package for one additional solid dosage product. Further, terms of this second amendment required the Company to pay to Tris an additional $300 associated with the original agreement.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

During October 2006, we entered into a new agreement (“New Liquids Agreement”) with Tris Pharma, Inc. (“Tris”), which terminated the agreement entered into in February 2005, which was for the development and licensing of up to twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the New Liquids Agreement, Tris will, among other things, be required to develop and deliver the properties, specifications and formulations (“Product Details”) for fourteen generic liquid pharmaceutical products (“Liquid Products”). We will then utilize this information to obtain all necessary approvals. Further, under the terms of the New Liquids Agreement Tris will manufacture, package and label each product for a fee. We were required to pay Tris $1,000, whether or not regulatory approval is obtained for any of the liquid products. We have paid in full the $1,000; $250 having been paid during the term of the initial Liquids Agreement; $500 paid upon the execution of the New Liquids Agreement, and the balance of $250 paid December 15, 2006. In addition, Tris is to receive 40% of the net profits, as defined, in accordance with the terms in the New Liquids Agreement.

We further amended the Solids Agreement in October 2006, modifying the manner in which certain costs will be shared as well as clarifying the parties’ respective audit rights.

Interest Expense

Our net interest expense increased approximately $557 to approximately $1,275 for the fiscal year ended June 30, 2007 from $718 for the fiscal year ended June 30, 2006.  In an effort to fund our plan, we increased our borrowings from our credit facility with Wells Fargo Business Credit. The additional borrowings were required primarily to fund our research and development efforts, for renovation and construction costs incurred for our second facility and new equipment. In addition to these borrowings being in place for the entire year ended June 30, 2007, we also began to draw down from our line of credit in Q4 2007 and taken additional equipment loans. Our total outstanding debt with Wells Fargo was $26,400 at June 30, 2007 compared to $15,567 at June 30, 2006.

In addition, $87 was included in interest expense for the fiscal year ended June 30, 2007 related to the accreted interest on the Watson Laboratories, Inc. (“Watson”) Termination Agreement (the “Termination Agreement”) discussed below.

In order to hedge against rising interest rates, we entered into two interest rate swap arrangements. Fair value of the interest rate swaps at June 30, 2007 and 2006 was approximately $10 and $98 and is included in Other Assets. However, it is likely that, as a result of additional borrowings we will incur increases in our interest expense in the future.

Contract Termination Expense

On October 3, 2006, we entered into a Termination and Release Agreement with Watson terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen(R) (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). As a result of entering into the Termination Agreement, we recorded contract termination expense of $1,655 for the year ended June 30, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Operating Loss

Although our sales and gross margins increased, as a result of our increase in research and development efforts from which we believe we will see the benefits from in the future, along with increases in selling and general and administrative costs, we incurred an operating loss of $10,738 for the year ended June 30, 2007 compared to an operating loss of $4,767 for the year ended June 30, 2006.

Income Taxes

We account for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or the entire net deferred tax asset will not be realized. We assess realization of our deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered includes, but is not limited to, the our historic operation results, projected future operating earnings results, reversing temporary differences and changing business circumstances. When there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we may adjust all or a portion of the applicable valuation allowance in the period when such changes occur. For the year ended June 30, 2007 increased our valuation allowance by $4,670 and we recorded income tax expense of $190 as compared to the year ended June 30, 2006, which had a benefit from income tax of $1,700.

Liquidity and Capital Resources

At June 30, 2007 we had an accumulated deficit of $18,831 and operating activities used $14,105 of cash for the year then ended. In order to address our operating loss position and our lack of liquidity, (i) we have completed a series of banking and financing activities in October and November 2007, which are outlined below in “Subsequent Events - Banking and Financing Transactions”, and (ii) we are taking various actions to improve profitability and cash flows generated from operations, including:

•	Reducing headcount and other operating expenses in different functional areas where possible while still carrying out our future growth plan

•	Increasing revenue through the launch of new products, identifying new customers and expanding relationships with existing customers

•	Scaling back our research and development activities to levels where we can execute our overall business plan while managing the financial implications

While we believe that the initiatives described above will result in positive cash flows and profitability, there can be no assurance that we will achieve our cash flow and profitability goals, or that we will be able, if necessary, to raise additional capital sufficient to implement our plans. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Subsequent Events - Banking and Financing Transactions

1. On October 26, 2007, the Company and Wells Fargo Business Credit finalized a Forbearance Agreement that terminates on December 31, 2007, which was subsequently amended on November 12, 2007. As of June 30, 2007, the Company had defaulted under the Senior Credit Agreement with respect to (i) financial reporting obligations, including the submission of its annual audited financial statements for the fiscal year ending June 30, 2007, and (ii) financial covenants related to minimum net cash flow, maximum allowable leverage ratio, maximum allowable total capital expenditures and unfinanced capital expenditures for the fiscal year ended June 30, 2007 (collectively, the “Existing Defaults”). WFBC has agreed to waive the Existing Defaults based upon the Borrower’s consummation and receipt of $8,000 related to the issuance of subordinated debt described below. The parties have agreed to establish financial covenants for fiscal year 2008 prior to the conclusion of the Forbearance Period.

2. On November 7, 2007 and November 14, 2007, as required by the Forbearance Agreement, the Company received a total of $8,000 in gross proceeds from the issuance and sale of subordinated debt.

On November 7, 2007, Dr. Maganlal K. Sutaria, the Chairman of the Company’s Board of Directors, and Vimla M. Sutaria, his wife, loaned $3,000 to the Company pursuant to a Junior Subordinated Secured 12% Promissory Note due November 7, 2010 (the “Sutaria Note”). Interest of 12% per annum on the Sutaria Note is payable quarterly in arrears, and for the first 12 months of the note’s term, may be paid in cash, or additional notes (“PIK Notes”), at the option of the Company. Thereafter, the Company is required to pay at least 8% interest in cash, and the balance, at its option, in cash or PIK Notes.

Repayment of the Sutaria Notes is secured by liens on substantially all of the Company’s property and real estate. Pursuant to intercreditor agreements, the Sutaria Notes are subordinated to the liens held by WFBC and the holders of the STAR Notes described below.

On November 14, 2007, the Company issued and sold an aggregate of $5,000 of Secured 12% Promissory Notes due October 1, 2009 (the “STAR Notes”) in the following amounts to the following parties:

Tullis-Dickerson Capital Focus III, L.P. (“TD III”)	$833
Aisling Capital II, L.P. (“Aisling”)	$833
Cameron Reid (“Reid”)	$833
Sutaria Family Realty, LLC (“SFR”)	$2,500

TD III is an investor in the Company and the holder of its Series B-1 Convertible Preferred Stock. Aisling is also an investor in the Company and the holder of its Series C-1 Convertible Preferred Stock. Reid is the Company’s Chief Executive Officer and SFR is owned by Company shareholders who control approximately 54% of the Company’s voting stock (the “Major Shareholders”), including Raj Sutaria, who is a Company Executive Vice President.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)
Interest of 12% per annum on the STAR Notes is payable quarterly in arrears, and may be paid, at the option of the Company, in cash or PIK Notes. Upon the Company obtaining stockholder approval and ratification of the issuance of the STAR Note financing and making the necessary filings with the SEC in connection therewith (the “Stockholder Approval”), which is to occur no earlier than January 18, 2008 and no later than the later of February 28, 2008 or such later date as may be necessary to address SEC comments on the Company’s Information Statement on Schedule 14C, the STAR Notes shall be exchanged for:

•
Secured Convertible 12% Promissory Notes due 2009 (the “Convertible Notes”) in the original principal amount equal to the principal and accrued interest on the STAR Notes through the date of exchange. The conversion price of the Convertible Notes is to be $0.95 per share and interest is to be payable quarterly, in arrears, in either cash or PIK Notes, at the option of the Company;

•	Warrants to acquire an aggregate of 1,842 shares of Common Stock (the “Warrants”) with an exercise price of $0.95 per share.

Each of the Convertible Notes and Warrants are to have anti-dilution protection with respect to issuances of Common Stock, or common stock equivalents at less than $0.95 per share such that their conversion or exercise price shall be reset to a price equal to 90% of the price at which shares of Common Stock or equivalents are deemed to have been issued.

The repayment of the STAR and Convertible Notes is secured by a second priority lien on substantially all of the Company’s property and real estate. Pursuant to intercreditor agreements, the STAR Note financing liens are subordinate to those of WFBC, but ahead, in priority, of the Sutaria Notes.

Also, upon the Company obtaining the Stockholder Approval, the Series B-1 and Series C-1 Convertible Preferred Stock held by TD III and Aisling shall be exchangeable for shares of a new Series D-1 Convertible Preferred Stock, which shall be substantially similar to the B-1 and C-1 Convertible Preferred Stock other than the Conversion price which is to be $0.95 per share instead of $1.5338 per share.

3.  Pursuant to the terms of the Securities Purchase Agreements for the Company’s Series B-1 and C-1 Convertible Preferred Stock, the consent of TD III and Aisling was required for the issuance of the Sutaria Notes and for the STAR Note financing. In consideration for that consent, the Company has agreed to exchange 2,282 warrants to purchase Company Common Stock held by each of TD III and Aisling with an exercise price of $1.639 per share for new warrants with an exercise price of $0.95 per share. In addition, the Major Shareholders have agreed to give TD III and Aisling tag along rights on certain sales of Company common stock.

Our operations and capital expenditures have been financed through cash flows from operations and the WFBC Credit Facility. For the fiscal year ended June 30, 2007, net cash used in operating activities was $14,105 as compared to cash provided by operating activities of $801 during the fiscal year ended June 30, 2006. Significant factors comprising the net cash used in operating activities for the fiscal year ended June 30, 2007 include: net loss of $14,058, increase in inventory of $9,747, and a decrease in deferred revenue of $3,399, partially offset by a decrease of $1,212 in accounts receivable and an increase in accounts payable, accrued expenses and other liabilities of $5,416. Inventory levels increased significantly due to several factors, as discussed below in “Inventory”. The increase in accounts payable, accrued expenses and other payables primarily relates to the increase in purchased inventory items and the overall increase in operating expenses, primarily related to higher research and development costs.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

We also recognized several non-cash charges: depreciation and amortization of $2,554, contract termination expense of $1,655 (related to termination of the agreement with Watson Pharmaceuticals), stock-based compensation expense (in accordance with SFAS 123 (R)) amounting to $1,070, a lower of cost or market write down of inventory of $1,157 and deferred tax expense of $195.

During the fiscal year ended June 30, 2007, we used funds in investing activities of $8,296 compared to $8,142 used in investing activities during the fiscal year ended June 30, 2006. These amounts primarily related to capital expenditures of $8,003 in fiscal year ended June 30, 2007 for new machinery, equipment and building renovations as compared to $6,833 of capital expenditures in the prior year. We continue to invest in and develop our Yaphank, NY facility; $4,345 of the total $8,003 in capital expenditures was invested there primarily for purchases of machinery and equipment and building improvements. Most of our research and development activity is conducted there and, as previously reported, we commenced packaging and some manufacturing following an FDA inspection in February 2007. As previously disclosed, we elected not to move forward with the planned construction of a research and development facility in Ahmedabad, India, and on April 25, 2007, we completed the sale of our subsidiary, Interpharm Development Private Limited (“IDPL”) located in Ahmedabad, India to an entity partially owned by two officers of the Company for $161.

During the fiscal year ended June 30, 2007, net cash of $21,035 was provided by financing activities primarily related to (i) the sale of $10,000 of our Series C-1 redeemable convertible preferred stock in September 2006, which generated $9,993 of cash, and (ii) $9,866 in proceeds from drawdown of the WFBC revolving credit facility.

At June 30, 2007, we had $72 in cash and cash equivalents, compared to $1,438 at June 30, 2006.

Bank Financing
On February 9, 2006, we entered into a four-year financing arrangement with Wells Fargo Business Credit (“the WFBC Credit Facility”). This financing agreement provided a maximum credit facility of $41,500 comprised of:

• $22,500 revolving credit facility
• $12,000 real estate term loan
• $ 3,500 machinery and equipment (“M&E”) term loan
• $ 3,500 additional / future capital expenditure facility

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

The funds made available through this facility paid down, in its entirety, the $20,450 owed on the previous credit facility. The WFBC revolving credit facility borrowing base is calculated as (i) 85% of our eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. As of June 30, 2007, our remaining availability under the revolving credit facility was $6,708. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. As of June 30, 2007, the real estate loan balance outstanding was $10,933. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. During the fiscal year ended June 30, 2007, we borrowed $2,780 under the second capital expenditure facility for the cost of new equipment, and such borrowings are being amortized over 60 months. As of June 30, 2007, the aggregate balance outstanding for both M&E term loans was $5,601, and there was approximately $150 available for additional capital expenditure borrowings.

Under the terms of the WFBC agreement, three stockholders, all related to our Chairman of the Board of Directors, one of whom is an Executive Vice President, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. We were required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon our raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of our sale of $10,000 of Series B-1 redeemable convertible preferred stock in May 2006, the limited personal guarantees were reduced by $3,670. Then, in September 2006, our sale of $10,000 Series C-1 redeemable convertible preferred stock eliminated the balance of the personal pledges of marketable securities of $3,830.

The revolving credit facility and term loans bear interest at a rate of the prime rate less 0.5% or, at our option, LIBOR plus 250 basis points. At June 30, 2007, the interest rate on this debt was 7.75%. Pursuant to the requirements of the WFBC agreement, we put in place a lock-box arrangement and we incur a fee of 25 basis points per annum on any unused amounts of this credit facility. The WFBC credit facility is collateralized by substantially all of our assets.

In addition, we are required to comply with certain financial covenants. As of June 30, 2007, we were not in compliance with several covenants, as described above in “Subsequent Events -

Banking and Financing Transactions”, and we have received a waiver of these defaults from WFBC.

With respect to the real estate term loan and the $3,500 M&E loan, we entered into interest rate swap contracts (the “swaps”), whereby we pay a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at June 30, 2007 was approximately $10 and is included in Other Assets.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

As previously disclosed, we entered into agreements with Tris for the development and delivery of over thirty new Technical Packages. The combined costs of these two agreements will approximate $5,800, of which we have paid $5,425 as of June 30, 2007. The balance on the solids agreement, as amended, of $375 could be paid within two years if all milestones are reached. There is no outstanding balance to be paid related to the liquid agreement as of June 30, 2007.

Future cash flows could be aided by utilization of our available Federal net operating loss carryforwards ("NOLs"). At June 30, 2007 we have remaining Federal NOLs of approximately $32,250 available through 2027. As of June 30, 2007, as a result of changes in New York state law, the benefit of the future utilization of State NOLs has been eliminated. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of the Federal NOLs is limited. As a result of losses incurred in fiscal years 2005, 2006 and 2007, which indicate uncertainty as to our ability to generate future taxable income, the “more-likely-than-not” standard has not been met and therefore some amount of the Company’s deferred tax asset may not be realized. As such, a valuation allowance of $5,554 has been established decreasing the total accumulated net deferred tax asset of $11,529 to $5,975.

In addition, at June 30, 2007, we have approximately $986 of New York State investment tax credit carryforwards, expiring in various years through 2022. These carryforwards are available to reduce future New York State income tax liabilities. However, we reserved 100% of the investment tax credit carryforward, which we do not anticipate utilizing.

Watson Termination Agreement

On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson Laboratories, Inc. (“Watson”) terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which the we manufactured and supplied and Watson distributed and sold generic Vicoprofen(R) (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to us thereby enabling us to market the Product. Further, Watson was required to turn over to us its current customer list for this Product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and then we in turn invoiced Watson $42 for repacking.  The net affect was a reduction of $99 to our net sales during the year ended June 30, 2007. In consideration of the termination of Watson’s rights under the Supply Agreement, the we are to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the termination agreement. Upon entering the Termination Agreement, we determined the net present value of the obligation and accordingly increased Accounts payable, accrued expenses and other liabilities and Contract termination liability by $367 and $1,287, respectively. The imputed interest of $345 will be amortized over the remaining life of the obligation using the effective interest rate method. At June 30, 2007, contract termination liability of $386 and $1,356 are included in Accounts payable, accrued expenses and other liabilities and Contract termination liability, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Accounts Receivable
Our accounts receivable at June 30, 2007 was $12,945 as compared to $14,212 at June 30, 2006. The average annual turnover ratio of accounts receivable to net sales for the fiscal years ended June 30, 2007 and 2006 was 5.5 and 5.7 turns, respectively. Our turns are calculated on an annual average. Our accounts receivable continue to have minimal risk with respect to bad debts; however this trend cannot be assured.

Inventory
At June 30, 2007, our inventory was $17,295 as compared to $8,706 at June 30, 2006. Our turnover of inventory for the years ended June 30, 2007 and 2006 was 4.15 and 5.20, respectively. Our inventory is current; there are no reserves for obsolescence. Our inventory levels have risen in order to support our growth and overall customer demands.

The Company reduces the carrying value of inventories to a lower of cost or market basis for inventory whose net book value is in excess of market. Aggregate reductions in the carrying value with respect to inventories still on hand at June 30, 2007 that were determined to have a carrying value in excess of market was $1,157. As a result, the Company reduced the net book value of inventory on hand by this amount during the year ended June 30, 2007.

Accounts Payable
Our accounts payable, accrued expenses and other current liabilities increased by approximately $5,892 to $18,542 at June 30, 2007 from $12,650 at June 30, 2006, primarily as a result of a $3,791 increase in accounts payable and accrued expenses related to raw material purchases, which is partially the result of the timing of the receipt of $920 in raw materials at year-end; and an increase in accounts payable and accrued expenses of $935 pertaining to research and development costs, of which $580 of the increase related to legal fees in this area. Additionally, the increase is partially attributable to liabilities incurred in relation to fixed asset additions, specifically, the Company has approximately $516 included in accounts payable and accrued expenses at June 30, 2007 related to the acquisition of our new ERP system.

Cash
During the year ended June 30, 2007, cash decreased $1,366 from $1,438 at June 30, 2006 to $72 at June 30, 2007. For the year ended June 30, 2007 we funded our business from bank debt, operations and sale of Series C-1 redeemable convertible preferred stock.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Our Obligations

As of June 30, 2007, our obligations and the periods in which they are scheduled to become due are set forth in the following table:

		Due in less	Due	Due	Due
		than 1	in 1-3	in 3-5	after 5
Obligation	Total	Year	Years	Years	Years

Real Estate and M&E Term Loans (a)	$16,534	$2,170	$14,364	$--	$--

Capital lease	145	21	77	47	--

Line of Credit	9,866	9,866	--	--	--

Operating lease and software license	10,547	1,188	2,026	1,902	5,431

Other long-term liabilities reflected on the Registrants Balance Sheet under GAAP	2,000	500	1,000	500	--

Total cash obligations	$39,092	$13,745	$17,467	$2,449	$5,431

In addition to the information presented in the table above, there is a balance on the Tris solids agreement, as amended, of $375 which could be paid by us if certain milestones are reached.

(a) The Real Estate Term Loan of $12,000 is for the real estate in Brookhaven, NY, is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The M&E Term Loans are payable in equal monthly installments of $114 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, we are permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of June 30, 2007, there is approximately $150 available for additional capital expenditure borrowings.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)
Leases

We lease an entire building in Hauppauge, New York, pursuant to a non-cancellable lease expiring in October, 2019, which houses our manufacturing, warehousing and some executive offices. The leased building is approximately 100 square feet and is located in an industrial/office park. The current annual lease payments to the landlord, Sutaria Family Realty, LLC, are $660. Sutaria Family Realty, LLC is owned by Mona Rametra, Perry Sutaria and Raj Sutaria. Upon a change in ownership of the Company, and every three years thereafter, the annual base rent will be adjusted to fair market value, as determined by an independent appraisal. There are no tenants in the building other than us.In January 2007 the Company entered into a seven year lease for approximately 20 square feet of office space. The lease provides us an option to extend the lease for a period of three years. According to the terms of the lease the base annual rental for the first year will be $261 and will increase by 3% annually thereafter. Further, the Company is required to pay for renovations to the facility, currently estimated at approximately $300.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Fiscal Year Ended June 30, 2006 compared to Fiscal Year Ended June 30, 2005

	For the Fiscal Year Ended June 30, 2006	For the Fiscal Year Ended June 30, 2005
SALES, Net	$63,355	$39,911
COST OF SALES	45,927	30,839

GROSS PROFIT	17,428	9,072

Gross Profit Percentage	27.51%	22.73%

OPERATING EXPENSES
Selling, general and administrative expenses	11,449	5,092
Related party rent expense	72	72
Research and development	10,674	4,003

TOTAL OPERATING EXPENSES	22,195	9,167

OPERATING LOSS	(4,767)	(95)

OTHER INCOME (EXPENSES)
Gain on sale of marketable securities	---	9
Loss on sale of fixed asset	(5)	--
Interest expense, net	(718)	(136)

TOTAL OTHER EXPENSES	(723)	(127)

LOSS BEFORE INCOME TAXES	(5,490)	(222)

BENEFIT FROM INCOME TAXES	(1,700)	(73)

NET LOSS	$(3,790)	$(149)

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

▪
On a fiscal year over year basis, we had an increase of more than $1,166 from sales of Hydrocodone 7.5 mg/Ibuprofen 200 mg, our generic version of Vicoprofen(R), which was launched during the three month period ended December 31, 2004, and Reprexain(R) (Hydrocodone 5.0 mg/Ibuprofen 200 mg). The results for the periods reported include additional revenue derived from a profit sharing arrangement for these products.

During the fiscal year ended June 30, 2006, we began to see the positive effects of our expansion plan which commenced in 2005. Two new products were launched which contributed greatly to our revenue growth. As we continue our planned product line expansion we anticipate that fiscal year 2007 should witness the launching of new products as well; however there can be no assurance we will be successful in achieving our plan. The two new products for fiscal 2006 were:

▪
As reported in our Current Report on Form 8-K filed with the SEC on July 18, 2005, we entered into an agreement with Centrix Pharmaceutical, Inc. (“Centrix”) for the sale of a female hormone product, which is distributed in two strengths. This product generates a higher gross margin compared to our other products. The agreement commenced upon the first shipment of the product to Centrix in August, 2005. Centrix was required to purchase a minimum $11,500 of the product during the first twelve month period with the option to purchase an additional $2,000 of product. For the twelve month period ended June 30, 2006, we shipped approximately $8,100 of the female hormone product to Centrix. We will ship approximately $5,400 of product by September 30, 2006. We have renegotiated the agreement with Centrix for the up coming year and we anticipated sales during fiscal 2007 of the product to exceed fiscal year 2006 totals. In the event that the agreement is terminated at any time, or for any reason, we maintain the right to market the product alone or with a third party.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

▪
In September, 2005, we launched Sulfamethoxazole and Trimethoprim (“SMT”) single and double strength tablets, which are sold by the innovator under the brand-name Bactrim(R). SMT is a widely used antibiotic used to treat infections such as urinary tract infections, bronchitis, ear infections (otitis), traveler's diarrhea, and Pneumocystis carinii pneumonia. Sales during fiscal 2006 of these products approximated $4,200.

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

During the year ended June 30, 2006, prices for our raw materials remained relatively constant. While no assurance could be given, we anticipated this trend to continue, at least for the near future. During the fiscal year ended June 30, 2006, prices for packaging components increased. It is uncertain as to whether or not these costs will continue to rise. We have incurred increased direct labor and supervisory salaries and related benefits associated with increased production. As part of our expansion plan, we have increased managerial and production staff. We believed this increase is required and should ultimately support our expansion plan. Additionally, incurred increased general overhead costs, such as product liability insurance, workers compensation insurance, medical benefits and utilities.

Gross profit for the fiscal year ended June 30, 2006 significantly increased $8,356, or 92%, to $17,428, compared to $9,072 for the year ended June 30, 2005.  In addition, our gross profit percentage increased 4.8 percentage points from 22.7% for the year ended June 30, 2005 to 27.5% for the year ended June 30, 2006. This increase is primarily due to sales of our new products: Bactrim(R) and our female hormone therapy products which both generate higher gross margins compared to our remaining products. Gross margins for the remaining products were generally consistent with the prior year.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

Research and Development Expenses

Research and development expenses for new products currently in development in our new product pipeline consist primarily of wages, outside development organizations, bioequivalence studies, materials, legal fees, and consulting fees. During the fiscal year ended June 30, 2006 we incurred $10,674 in research and development expenses, which is $6,671 greater than the prior year amount of $4,003. We believe that research and development expenses, as a percentage of our net sales, will be substantially higher in the future as we seek to expand our product lines. While we believed increased spending for research and development efforts will allow us to add obtain approvals for new products, there can be no assurance we will be successful in the commercialization.

A significant component of our expansion plan includes two agreements with Tris Pharma, Inc. (“Tris”). One of the agreements is for the development and licensing of twenty-five liquid generic products (“Liquids Agreement”). In the event that Tris delivers twenty-five successful technical packages, of which there can be no assurance, we will be required to pay Tris $3,000.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

During the fiscal year ended June 30, 2006, we filed seventeen ANDAs.

Interest Expense

Our interest expense, net increased approximately $583 to approximately $718 for the fiscal year ended June 30, 2006 from $136 for the fiscal year ended June 30, 2005. In an effort to fund our plan, in February, 2006, we increased our borrowing capabilities through a new credit facility entered into with Wells Fargo Business Credit. The additional borrowings were required primarily to fund our research and development efforts, for renovation and construction costs incurred for our second facility and new equipment. In order to hedge against rising interest rates, we entered into two interest rate swap arrangements. As of June 30, 2006, we have saved approximately $98 as a result of these swaps agreements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)
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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate judgments and estimates made, including those related to revenue recognition, inventories, income taxes and contingencies including litigation. We base our judgments and estimates on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be most critical in understanding the more complex judgments that are involved in preparing its financial statements and the uncertainties that could impact results of operations, financial condition and cash flows.

Revenue Recognition

We recognize product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for chargebacks and other sales allowances including discounts, rebates, etc., are reasonably determinable, and when collectibility is reasonably assured. Accruals for these provisions are presented in the consolidated financial statements as reductions to revenues.

We purchased raw materials from one supplier for the year ended June 30, 2007 and two suppliers for the years ended June 30, 2006 and 2005, which are manufactured into finished goods and sold back to this supplier as well as to other customers. We can, and do, purchase raw materials from other suppliers. Pursuant to Emerging Issues Task Force, (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the Company recorded sales to, and purchases from, this supplier on a gross basis. Sales and purchases were recorded on a gross basis since we (i) have a risk of loss associated with the raw materials purchased, (ii) convert the raw material into a finished product based upon developed specifications, (iii) have other sources of supply of the raw material, and (iv) have credit risk related to the sale of such product to the suppliers. For the year ended June 30, 2007, we purchased raw materials from this supplier totaling approximately $10,714, and sold finished goods to this supplier totaling approximately $1,054. For the years ended June 30, 2006 and 2005, we purchased raw materials from two suppliers, which were manufactured into finished goods and sold back to these suppliers totaling approximately $10,608 and $9,251, respectively, and sold finished goods to such suppliers totaling approximately $6,110, and $17,414, respectively. These purchase and sales transactions are recorded at fair value in accordance with EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

In addition, we are party to supply agreements with certain pharmaceutical companies under which, in addition to the selling price of the product, we receive payments based on sales or profits associated with these products realized by its customer. We recognize revenue related to the initial selling price upon shipment of the products as the selling price is fixed and determinable and no right of return exists. The additional revenue component of these agreement’s are recognized by us at the time our customers record their sales and is based on pre-defined formulas contained in the agreements. Receivables related to this revenue of $594 and $620 and at June 30, 2007 and 2006, respectively, are included in “Accounts receivable, net” in the accompanying Consolidated Balance Sheets.

Sales Returns and Allowances

At the time of sale, we simultaneously record estimates for various costs, which reduce product sales. These costs include estimates of chargebacks and other sales allowances. In addition, we record an allowance for rebates, including Medicaid rebates and shelf-stock adjustments when the conditions are appropriate. Estimates for sales allowances such as chargebacks are based on a variety of factors including actual return experience of that product or similar products, rebate arrangements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with us. Actual experience associated with any of these items may be different than our estimates. We regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns, credits and other allowances may differ from established reserves.

Sales Incentives

In accordance with the terms and conditions of an agreement entered into during the fiscal year ended June 30, 2006, we have offered a sales incentive to one of our customers in the form of an incentive volume price adjustment. We account for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). The terms of this volume based sales incentive required the customer to purchase a minimum quantity of our products during a specified period of time. The incentive offered was based upon a fixed dollar amount per unit sold to the customer. We made an estimate of the ultimate amount of the incentive the customer would earn based upon past history with the customer and other facts and circumstances. We had the ability to estimate this volume incentive price adjustment, as there did not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive was recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01-9, we recorded the provision for this sales incentive when the related revenue is recognized. Our sales incentive liability may prove to be inaccurate, in which case we may have understated or overstated the provision required for these arrangements. Therefore, although we make our best estimate of our sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of our customer, could have significant impact on the our liability for sales incentives and our reported operating results. The specific terms of this agreement which related to sales incentives expired in October 2006. For the year ended June 30, 2007, we recognized sales incentive revenue of $3,399 related to this agreement.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)
Inventory

Inventories are valued at the lower of cost (first-in, first-out basis) or market value. Losses from the write-down of damaged, nonusable, or otherwise nonsalable inventories are recorded in the period in which they occur.

Income Taxes

We account for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Our net deferred tax asset at June 30, 2007 was $5,975 and $6,170 at June 30, 2006.

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

Stock Based Compensation

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified-prospective-transition method. As a result, our net income before taxes for the years ended June 30, 2007 and 2006 are $1,070 and $1,195 lower than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Accounts Receivable / Chargebacks
Accounts receivable are comprised of amounts owed to us through the sales of our products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns, discounts, rebates and customer chargebacks. Allowances for doubtful accounts were approximately $30 and $101 at June 30, 2007 and 2006, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts, in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances relating to discounts, rebates, and customer chargebacks were $4,865 and $2,315 at June 30, 2007 and June 30, 2006, respectively. We sell some of our products indirectly to various government agencies referred to below as “indirect customers.” We enter into agreements with our indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. We will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by our wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. We continually monitor the reserve for chargebacks and make adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Recently Issued Accounting Pronouncements

In November 2006, The Emerging Issues Task Force (“EITF”) reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”.  The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006.  The adoption of EITF 06-6 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2006, The Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under of Financial Accounting Standards (“FAS”) 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 did not have a material effect on our consolidated financial position, results of operations or cash flows.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

In February 2006, the FASB issued SFAS No. 155 ''Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140'' (''SFAS 155''). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact that the adoption of FIN 48 will have on its financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. We are currently evaluating the effect that adopting this statement will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement will be effective for the our fiscal year beginning July 2008. We are evaluating the impact of adopting SFAS 157 but does not expect that it will have a material impact on our consolidated financial position, results of operations or cash flows.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for annual periods beginning after December 15, 2007. We record these advance payments in accordance with EITF 07-3 and therefore does not have any impact on our consolidated financial statements.

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

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of this filing, our principal financial instrument is a $41,500 credit facility, consisting of a real property mortgage of $12,000, two machinery and equipment lines aggregating $7,000 and a revolving credit line of a maximum of $22,500, subject to a certain asset levels. Under the terms of the WFBC agreement, three stockholders, all related to our Chairman of the Board of Directors, one of whom was, at the time, our Chief Operating Officer, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. We were required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholder’s pledges of marketable securities would be reduced by WFBC either upon raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of the sale of $10,000 of Series B-1 convertible preferred stock in May 2006, the limited personal guarantees were reduced by $3,670. In September, 2006 we consummated a $10,000 sale of a Series C-1 Convertible preferred stock, which eliminated the balance of the personal pledges of marketable securities of $3,830.

At June 30, 2007, total obligations to our bank pertaining to the credit facility described above were: (i) $9,866 related to the WFBC line of credit; (ii) approximately $10,933 real property term loan; and (ii) $5,601 owing on the machinery and equipment lines.

With respect to the real estate term loan and the $3,500 M&E loan, we entered into interest rate swap contract (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at June 30, 2007 was approximately $10 and is included in Other Assets

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

At the conclusion of the period ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company, required to be disclosed in this report.

In July 2007, the Company implemented an enterprise resource planning (“ERP”) system. The implementation involves enhancements in business processes and significant improvements to the Company’s internal controls over financial reporting. In addition to expanding and improving access to information, we believe the new ERP system will provide a standard scalable information platform to accommodate our current business growth plan.

ITEM 9B. - OTHER INFORMATION

None

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth as of October 27, 2007 the names and ages of all directors of the Company along with their current positions, offices and term:

Name of Nominee	Age	Position with the Company	Director Since

Dr. Maganlal K. Sutaria	71	Chairman	May 2003

David Reback (1)(2)(3)(4)	65	Director	November 1997

Stewart Benjamin (1)(4)	42	Director	May 2001

Kennith Johnson (1)(2)(3)(4)	54	Director	November 2004

Richard J. Miller	48	Director	May 2006

Joan P. Neuscheler	48	Director	August 2006

(1) Member of the audit committee
(2) Member of the compensation committee
(3) Member of the nominating committee
(4) Member of corporate governance committee

The Board of Directors has determined that David Reback, Stewart Benjamin, Kennith Johnson, and Joan P. Neuscheler are independent (as independence is defined in Section 121A of the listing standards of the American Stock Exchange).

The following information with respect to the principal occupation or employment of the nominees, the name and principal business of the corporation or other organization in which such occupation or employment is carried on and other affiliations and business experience during the past five years has been furnished to us by the respective nominees:

DR. MAGANLAL K. SUTARIA is a cardiovascular surgeon who received his medical degree from the Medical College, Ahmedabad, Gujarat University in 1961 and since 1991 served as the Chairman of Interpharm, Inc. Dr. Sutaria has been a Director and Chairman of our Board of Directors since May 29, 2003.

DAVID C. REBACK has served as a director since November 1997. Since 1969, Mr. Reback has been a partner with Reback & Potash, LLP, a law firm specializing in litigation, appellate matters and real estate. Mr. Reback received a B.A. from Syracuse University, and in 1965 he received a Juris Doctor's degree from Syracuse University College of Law.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

KENNITH JOHNSON has served as a Director since November 18, 2004. He currently serves as the Chairman of our Audit and Compensation Committees. He is a CPA with more than 30 years of financial/accounting experience and presently Vice President of Finance & Administration with the operations of Fairfax Financial Holdings Ltd. a financial and insurance holding company. Prior to joining Fairfax, he had been a consultant and the Senior Vice President and Chief Financial Officer for the Movado Group, Inc., a manufacturer and distributor of Swiss watches and jewelry. Prior thereto, he was Vice President, Chief Financial Officer for Wenger-The Swiss Army Knife Company, a distributor and importer of Swiss made products. He has held financial positions with C.R. Bard, Inc., Becton Dickinson Company and Pfizer Corporation.

RICHARD J. MILLER has served as a director since May 30, 2006. Mr. Miller is the managing member of Shippan Point Advisors, LLC, a private equity advisory firm.  As part of his private equity work, Mr. Miller was a member of Tullis-Dickerson Capital Focus III, LP’s general partner from April 2002 to June 2006, serving as the Chairman and CEO of SupplyPro, Inc. from January 2004 to June 2006, as well as consulting with other private equity firms.  Previously he served as Senior Vice President of GE Equity, a division of GE Capital, where he led successful strategic investments in healthcare and technology companies and as a partner of RFE Investment Partners, a venture capital firm.

JOAN P. NEUSCHELER has served as a director since August 23, 2006. Ms. Neuscheler has 17 years of experience in private equity investing as an officer of Tullis-Dickerson & Co., Inc.  (“TD”), a health care-focused venture capital firm. Since July 1998, Ms. Neuscheler has been the President of TD.  Ms. Neuscheler’s previous experience includes three years in public accounting with Arthur Andersen and five years experience as a senior officer in a reinsurance firm. Ms. Neuscheler is a Director of Adams Respiratory Therapeutics, Inc. (NasdaqGS: ARXT), a specialty pharmaceutical company, and a number of privately held companies. She received her B.B.A. and her M.B.A. from Pace University.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Executive Officers

The following table sets forth as of October 27, 2007 the names and ages of all of our officers along with their positions. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been duly elected and qualified.

Name	Age	Position
Cameron Reid	53	Chief Executive Officer

Peter Giallorenzo	49	Chief Operating Officer, Chief Financial Officer and Executive Vice President

Kenneth Cappel	41	Executive Vice President and General Counsel

Raj Sutaria	36	Executive Vice President

Jeffrey Weiss	40	Executive Vice President - Sales and Marketing

Jonathan Berlent	38	Senior Vice President - Business Development

CAMERON REID has served as the CEO of the Company since January 24, 2005. From 1992 through March 2004, Mr. Reid was the President of Dr. Reddy’s Laboratories, Inc. Prior to joining Dr. Reddy’s, Mr. Reid was an Executive Vice President of, and headed Roussel Corp., a division of Roussel UCLAF, a pharmaceutical company based in Montvale, New Jersey. Mr. Reid holds a Bachelor of Science degree in chemistry and geology from the University of Calgary. He is also a graduate of the executive management program at INSEAD in France.

PETER GIALLORENZO became one of our Executive Vice Presidents in January 2007, our Chief Financial Officer in February 2007 and our Chief Operating Officer in July 2007. Mr. Giallorenzo is a Certified Public Accountant with over twenty-five years of management and financial experience for both public and private companies. Prior to joining us, Mr. Giallorenzo served for six years as Senior Vice President Finance and CFO of Nice-Pak Products, Inc., a consumer and healthcare products manufacturer. Mr. Giallorenzo also has experience in the generic pharmaceutical business having served as CFO initially, and then Senior Vice President and Chief Operating Officer of Taro Pharmaceutical Industries, Ltd., a generic pharmaceutical product manufacturer. Mr. Giallorenzo earned a B.B.A. in Accounting from Iona College in 1980.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

KENNETH CAPPEL joined us in February 2005 and became our General Counsel on March 30, 2006. Mr. Cappel brings to us over 15 years of experience in pharmacy, pharmaceutical development and intellectual property law. After holding positions as a pharmacist in retail and hospital pharmacies, Mr. Cappel worked as a pharmaceutical scientist in the Schering-Plough Research Institute from October 1992 to September 2000. He then worked from September 2000 to March 2003 as an associate in the law firm of Budd Larner where his practice focused on ANDA litigation, patent opinions and Hatch-Waxman/FDA regulatory issues. Mr. Cappel was next employed at Dr. Reddy’s Laboratories, Inc. where from March 2003 to February 2005 he advised several key business units. Mr. Cappel graduated Rutgers College of Pharmacy in 1989 and Seton Hall School of Law in 2000. He is a registered pharmacist and a member of the New Jersey bar.

JEFFREY WEISS became our Executive Vice President of Sales and Marketing in April 2005. Mr. Weiss brings with him over 17 years of experience in the pharmaceutical industry, having served in many senior level management positions in sales and marketing. Prior to joining us, Mr. Weiss served as CEO of Glenmark Pharmaceuticals Inc. from 2003 until joining us in April, 2005. Prior, Mr. Weiss served as Vice President of Sales for Dr. Reddy’s Laboratories, Inc. from 2001 to 2003. Mr. Weiss holds a Bachelors degree from William Paterson College in Business Management.

JONATHAN BERLENT became our Vice President of Business Development in August 2004. He was promoted to Senior Vice President on July 1, 2006. Mr. Berlent brings with him over eleven years of experience from the capital markets division of FleetBoston as a manager and equities trader where he ran FleetBoston's Long Island desk from March 2000 to August 2001. Mr. Berlent earned a Masters of Business Administration from New York University's Stern School of Business in May 2001 where he double-majored in Finance and Management and he graduated in May 1991 from the University of Michigan with a Bachelor of Arts in Economics.

RAJ SUTARIA has been an Executive Vice President of our company since July 2007. From November 2004 to July 2007 he served as our Chief Operating Officer. Between 1997 and 2004, Mr. Sutaria served as Production Manager, Director of Manufacturing, Vice President and Chief Operating Officer of Interpharm, Inc. Mr. Sutaria earned a B.B.A. in Marketing from the University of Colorado at Boulder in 1997 and is the son of Maganlal K. Sutaria and the nephew of Bhupatlal K. Sutaria.

Family Relationships

The following family relationships exist for directors and officers: Raj Sutaria, an officer of Interpharm, Inc., is the son of Maganlal K. Sutaria and the nephew of Bhupatlal K. Sutaria, our former President. Maganlal K. Sutaria and Bhupatlal K. Sutaria are brothers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at the Company’s website, www.interpharminc.com.

Audit Committee and Audit Committee Financial Experts

The Board of Directors created an audit committee in 1994. The audit committee is comprised of three directors: Kennith Johnson, Stewart Benjamin and David Reback. The audit committee is responsible for reviewing reports of financial results, audits, internal controls, and adherence to its Business Conduct Guidelines in compliance with federal procurement laws and regulations. The committee also recommends to the Board of Directors the selection of our outside auditors and reviews their procedures for ensuring their independence with respect to the services performed for us.

We believe that Kennith Johnson and Stewart Benjamin qualify as “audit committee financial experts” as defined in Rule 407(d)(5)(ii) of Regulation S-K.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 11.  COMPENSATION DISCUSSION AND ANALYSIS

Introduction and Corporate Governance

Our Compensation Committee (which is referred to herein as the “Committee” or as the “Compensation Committee”) oversees and administers our executive compensation programs. The Committee’s complete roles and responsibilities are set forth in the written charter adopted by the Board of Directors, which can be found at www.interpharminc.com under “Corporate Governance.” The Board of Directors selected the following four individuals to serve on the Committee in November, 2006: Richard J. Miller (Chair), Kennith Johnson, David Reback and Joan Neuscheler. All of these individuals, with the exception of Richard J. Miller, qualify as an independent director under the rules of the American Stock Exchange.

The Committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. During the fiscal year ended June 30, 2007, the Committee met for three regularly scheduled meetings and held two ad hoc meeting. As part of his duties as the Committee Chair, Mr. Miller reports on Committee actions and recommendations to the Board of Directors.

The Committee has retained Frederic W. Cook and Associates (“FW Cook”) as outside advisors to the Committee. FW Cook reports directly to the Committee and provides guidance on matters including trends in executive and non-employee director compensation, the development of specific executive compensation programs and other matters as directed by the Committee. FW Cook does not provide any other services to the Company.

Executive Compensation Philosophy and Objectives

Our compensation program for the individuals named in the Summary Compensation Table (the “named executive officers”) is designed and implemented based on our pay-for-performance compensation philosophy. Our compensation committee’s current intent is to perform an annual strategic review of our executive officers’ compensation to determine whether they provide adequate incentives and motivation and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. We strive to adhere to this philosophy by significantly differentiating the pay and rewards of our executive officers based on their demonstrated performance and potential to contribute to the long-term success of the Company. Competing for talent in the rapidly changing and increasingly competitive pharmaceutical industry is both challenging and critical to our success. The quality of the Company’s talent is a key driver of long-term stockholder value. Establishing and maintaining executives’ long-term commitment to us is critical to the development of our product pipeline, as development of new products often takes three years or more, and time to market is critical to our business success.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

We have established a total rewards framework that supports our compensation philosophy through the following objectives:

•	to afford our executives a competitive total rewards opportunity relative to organizations with which we compete for executive talent,

•	to allow us to attract and retain superior, experienced people who can perform and succeed in our fast-paced, dynamic and challenging environment,

•	to support our meritocracy by ensuring that our top performers receive rewards that are substantially greater than those received by average performers at the same position level, and

•	to deliver pay in a cost efficient manner that aligns employees’ rewards with stockholders’ long-term interests.

What is our compensation program designed to reward?

The compensation program is designed to reward superior financial, strategic and operational performance that is achieved in a manner consistent with the Company’s values. Results and how the results are attained are both critically important. Our executive officers are assessed on the basis of demonstrated results relative to pre-established goals, ability to address market changes in a timely and efficient manner, as well as demonstrated competencies and behavioral attributes.

Compensation Program Elements and Pay Level Determination

What factors are considered in determining the amounts of compensation?

The Committee has formalized a review process for the determination of base salaries, annual incentive targets and payments, and long-term incentive targets and awards for all executive officers. For the year ended June 30, 2007, there were no changes in the base salary or any annual cash incentive and long-term incentive award determinations for the Chief Executive Officer.

As part of this review process, the CEO presents to the Committee individual assessments of each executive officer’s performance over the prior year, as well as recommended compensation actions for each executive officer. The performance assessments for executive officers include performance relative to established goals, overall leadership effectiveness, impact across the organization and performance and impact relative to other executive officers.

Formal goal setting is critical to ensuring that our compensation program rewards each executive based on his or her success relative to the specific objectives for his or her role. All Company senior managers are subject to annual goal setting, as well as annual performance reviews. The key metrics we use to measure performance differ by individual, but can be grouped into the following categories:

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

•	Financial — we evaluate measures of Company financial performance, including revenue growth, gross margins, operating margins and other measures such as expense management.

•	Strategic — we monitor the success of our executive team in furthering the strategic success of the Company, including the development of the Company’s product pipeline.

•
Operational — we include operational measures in our determination of success, including our production capacity and capability, the timeliness and effectiveness of new product launches, the execution of important internal Company initiatives and customer growth and retention.

The Committee considers the totality of the information presented (including external competitiveness, the performance review, Company performance, progress towards strategic objectives and internal equity) and applies its knowledge and discretion to determine the compensation for each executive officer.

During the fiscal year ended June 30, 2007, the Company targeted its compensation at the median of its market peers, which are defined in the next section. The actual compensation level for each executive officer may be above or below median depending on factors such as Company performance, individual performance, skills/capabilities, overall impact/contribution, experience in position, “premiums” initially required to attract the executive and internal equity.

What external market peer group is used for comparison, and how is it established?

The Company’s peer group is comprised of: (1) a named set of companies for which executive compensation data from public filings is compiled and analyzed; and (2) a somewhat broader set of companies participating in benchmark compensation surveys from which executive compensation data is compiled and analyzed by our compensation advisor.

The named peer group is reviewed annually by the Committee for appropriateness, considering such factors as size (e.g., revenue and market capitalization), complexity (e.g., multiple marketed products), geographic scope of operations (e.g., domestic-only presence), etc. The named peer group for the fiscal year ended June 30, 2007 includes:

Arqule	Hi Tech Phamacal	Quigley	Caraco
Bentley Pharmaceuticals	Inspire Pharmaceutical	Saviant	Theragenics
Bradley Pharmaceuticals	Lannett	Supergen

The compensation surveys used in analyzing our external competitiveness include data from a broader set of biotechnology and pharmaceutical companies. We believe that this broader set of companies is representative of our competitive market for executive officers. These compensation surveys provide reliable data to complement the data collected from executive compensation disclosures of our named peer group.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

What is each element of compensation and why is it paid?

The Company’s executive compensation program is designed with three elements (discussed in detail below), each of which serves an important role in supporting Interpharm’s pay-for-performance philosophy and in realizing our compensation program objectives:

Element	Role and Purpose

Base Salary	• Provide a stable source of income that facilitates the attraction and recognition of the acquired skills and contributions of executives in the day-to-day management of our business.
Long-term Incentives	• Align executive interests with those of stockholders.
• Promote long-term retention and stock ownership, and hold executives accountable for enhancing stockholder value.
• Enable the delivery of competitive compensation opportunities in a manner that balances cost efficiency with perceived value.
Benefits & Perquisites	• Provide programs that promote health, wellness and financial security.
• Provide executive benefits and perquisites at or below market competitive levels.

While the general mix of the elements is considered in the design of our total compensation program, the Committee does not target a specific mix of pay in either its program design or in its compensation determinations. By design, our executive officers have more variability than non-executives in their compensation, to more closely tie their compensation to the Company’s overall performance.

Base Salary

We pay our executive officers base salaries to provide a baseline level of compensation that is both competitive with the external market and commensurate with each employee’s past performance, experience, responsibilities and skills. The Company generally targets base salaries around the median of our external market peers. In making its base salary determinations, the Committee takes into account the internal and external factors described above. Base salary increases from the fiscal year ended June 30, 2006 to the fiscal year ended June 30, 2007 for our named executive officers averaged 2% and ranged from 0% to 5%. The Company’s CEO received a 0% increase in the fiscal year ended June 30, 2007.

Long-term Incentives

A long-term incentive (“LTI”) opportunity has been designed for managers to foster a culture of ownership, align compensation with stockholder interests and promote long-term retention and affiliation with the organization. The Committee has determined the types of awards to be used for delivering long-term incentives. In doing so, the Committee considered the ability of each type of award to achieve key compensation objectives (such as employee retention, motivation and attraction), the needs of the business, competitive market practices, dilution and expense constraints, as well as tax and accounting implications.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

For the fiscal year ended June 30, 2007, the Committee evaluated various program designs and approved a program awarding stock options for our executive officers. Stock options promote stockholder alignment and accountability and are qualified as performance-based pay under Internal Revenue Code Section 162(m). Our 2007 stock option grants vest over four years.

Tax-deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1 million the amount a company may deduct for compensation paid to its CEO or any of its other four named executive officers. This limitation does not, however, apply to compensation meeting the definition of “qualifying performance-based” compensation.

Management works with the Committee to assess alternatives to preserve the deductibility under Section 162(m) of compensation payments to the extent reasonably practicable, consistent with our compensation policies and as determined to be in the best interests of the Company and its stockholders. For the fiscal year ended June 30, 2007, the Company believes that the Compensation payments will meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Perquisites and Personal Benefits

In addition to participating in the benefit programs provided to all other employees (for example, medical, dental, vision, life and disability insurance, employee stock purchase plan), we provide certain perquisites and additional benefits to executives. These supplemental benefits and perquisites include:

• Auto Allowances The Company provided annual car allowance benefits to executive officers and certain management personnel. Such reimbursement is considered taxable income to the recipients.

• Mobile Telephone Allowance: The Company provided monthly mobile telephone allowance benefits to executive officers and certain management personnel. Such reimbursement is considered taxable income to the recipients.

Retirement Plans

We maintain a pre-tax savings plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees, including executive management, may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 100% of the employee pre-tax contributions, up to 3% of the employee’s compensation plus 50% of pre-tax contributions that exceed 3% of compensation, but not to exceed 5% of compensation. The Company may also make profit-sharing contributions in its discretion which would be allocated among all eligible employees, whether or not they make contributions.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Summary Compensation Table

The following table shows the compensation paid to or earned by the named executive officers during the fiscal year ended June 30, 2007.

Name and 'Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Cameron Reid	2007	$300	$-	$-	$-	$-	$-	$13	$313
Chief Executive Officer	2006	$297	$-	$-	$-	$-	$-	$-	$297
	2005	$76	$-	$-	$-	$-	$-	$-	$76
Bhupatlal Sutaria	2007	$275	$-	$-	$-	$-	$-	$13	$288
President	2006	$271	$-	$-	$-	$-	$-	$22	$293
	2005	$198	$15	$-	$-	$-	$-	$21	$234
Peter Giallarenzo	2007	$110	$-	$-	$117	$-	$-	$5	$232
Chief Financial Officer	2006	$-	$-	$-	$-	$-	$-	$-	$-
	2005	$-	$-	$-	$-	$-	$-	$-	$-
Jeffrey Weiss	2007	$236	$-	$-	$15	$-	$-	$12	$263
Executive Vice President	2006	$225	$460	$-	$-	$-	$-	$25	$710
	2005	$78	$-	$-	$244	$-	$-	$-	$322
Ken Cappel	2007	$250	$-	$-	$13	$-	$-	$12	$275
General Counsel	2006	$232	$-	$-	$-	$-	$-	$25	$257
	2005	$118	$-	$-	$330	$-	$-	$10	$458
George Aronson	2007	$236	$-	$-	$-	$-	$-	$13	$249
Chief Financial Officer	2006	$221	$-	$-	$-	$-	$-	$21	$242
	2005	$148	$15	$-	$136	$-	$-	$9	$308
Munish Rametra	2007	$250	$-	$-	$-	$-	$-	$12	$262
General Counsel	2006	$252	$-	$-	$-	$-	$-	$19	$271
	2005	$165	$15	$-	$-	$-	$-	$30	$210

Notes to Summary Compensation Table
(1)	The amounts in column (e) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) for unvested restricted stock held by each executive officer.
(2)
The amounts in column (f) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) for unvested stock options held by each executive officer. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	The amounts in column (g) reflect actual cash incentives awarded to each executive officer.
(4)	The amounts in column (h) represent earnings in the Company’s 401(k) that were contributed by the Company. We do not maintain a pension plan or a defined benefit plan.
(5)	The amounts in column (i) reflect the amount for auto allowances.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

2007 Grants of Plan-Based Awards

The following table shows additional information regarding all grants of plan-based awards made to our named executive officers for the year ended June 30, 2007.

GRANTS OF PLAN-BASED AWARDS
					All Other	All Other
					Stock	Option		Exercise	Grant Date
					Awards:	Awards:		or Base	Fair
	Estimated Future Payouts Under				Number of	Number of		Price of	Value of
	Equity Incentive Plan Awards				Shares of	Securities		Option	Stock
	Grant	Threshold	Target	Maximum	Stocks or	Underlying		Awards	and Option
Name	Date	(#)	(#)	(#)	Units (#)	Options (#) (1)		($/Sh) (2)	Awards ($)(3)

Cameron Reid	-	-	-	-	-	-		$-	$-

Bob Sutaria	-	-	-	-	-	-		$-	$-

Peter Giallarenzo	03/20/07	-	-	-	-	100	(4)	$1.62	$117

Jeff Weiss	03/20/07	-	-	-	-	17	(5)	$1.62	$15

Ken Cappel	03/20/07	-	-	-	-	14	(5)	$1.62	$13

George Aronson	-	-	-	-	-	-		$-	$-

Notes to 2007 Grants of Plan-Based Awards Table

(1)	Grant of non performance-based stock options.
(2)	Fair Market Value of stock on the date of grant
(3)	Amounts represent the full grant date fair value as determined under SFAS 123(R). The value of stock options granted is based on the grant date present value as calculated using a Black-Scholes option pricing model.
(4)	Options have a ten-year term and are scheduled to vest 20% each on January 8, 2008, 2009, 2010, 2011 and 2012.
(5)	Options have an approximate five-year term and are scheduled to vest 25% each on June 30, 2007, 2008, 2009 and 2010.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Outstanding Equity Awards At 2007 Fiscal Year-End

The following table summarizes the equity awards we have made to each of the named executive officers that were outstanding as of June 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Cameron Reid	3,000	1	-		-	$1.23	06/30/10	-	-	-	-

Jeffrey Weiss	60	2	90	3	-	$1.23	06/30/10	-	-	-	-
	47	2	47	3	-	$1.23	06/30/11
	4	2	12	3	-	$1.62	06/30/12

Bhupatlal K. Sutaria	500	4	200	4	-	$0.68	05/30/13	-	-	-	-

Peter Giallarenzo	-		100	5	-	$1.62	03/20/17	-	-	-	-

Kenneth Cappel	84	6	66	7	-	$1.23	06/30/10	-	-	-	-
	38	6	38	7	-	$1.23	06/30/11
	3	6	10	7	-	$1.62	06/30/12

George Aronson	-		-					-	-

Estate of Munish Rametra	450	8	-		-	$0.68	03/31/09	-	-	-	-

Notes to Outstanding Equity Awards at 2007 Fiscal Year-End Table

(1) Represents fully vested options that: (i) are exercisable at $1.23 per share through June 30, 2010 and (ii) were repriced as follows:
options to purchase 2,000 shares of common stock originally granted at $2.24 per share were repriced to $1.23 per share and options to purchase 1,000 shares of common stock originally granted at $3.97 per share were repriced to $1.23 per share at June 30, 2005.

(2) Represents 60 options that are exercisable at $1.23 per share through June 30, 2015, 47 options that are exercisable at $1.23 per share through June 30, 2011, and 4 options that are exercisable at $1.62 through June 30, 2012.

(3) Represents 90 options exercisable at $1.23 per share that have various vesting dates through June 30, 2010 and are exercisable through June 30, 2015, 47 options exercisable at $1.23 per share through June 30, 2011 and 12 options exercisable at $1.62 that have various vesting dates through June 30, 2012.

(4) Represents options that are exercisable at $0.682 per share. These options have the following vesting provisions: 25% of the options vested on January 1, 2005, December 31, 2005, and December 31, 2006, respectively and an additional 25% will vest on December 31, 2007.

(5) Represents options that are exercisable at $1.46 per share. The shares have various vesting dates through January 8, 2012 and are exercisable through March 20, 2017.

(6) Represents 84,000 fully vested repriced options that are exercisable at $1.23 per share through June 30, 2010, 38,250 options exercisable at $1.23 per share through June 30, 2011 and 3,375 options that are exercisable at $1.62 through June 30, 2012. The June 30, 2005 repriced options were originally granted at $1.94 per share.

(7) Represents (a) 104 options that are exercisable at $1.23 per share and vest 41 on June 30, 2008 and June 30, 2009, respectively, and 22 options that vest on June 30, 2010 and (b) 10 options that are exercisable at $1.62 per share and vest 3 on June 30, 2008, June 30, 2009 and 4 on June 30, 2010.

(8) Represents 450 fully vested options that are exercisable at $0.68 per share through March 31, 2009.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

2007 Options Exercised and Stock Vested

The following table summarizes the options exercised and stock vested by our named executive officers during the year ended June 30, 2007.
OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS				STOCK AWARDS
Name	Number of Shares Aquired On Exercise (#)		Value Realized on Exercise ($)		Number of Shares Aquired On Vesting (#)	Value Realized on Vesting ($)

Cameron Reid	-		-		-	-

Jeffrey Weiss	-		-		-	-

Bhupatlal K. Sutaria	-		-		-	-

Peter Giallarenzo	-		-		-	-

Kenneth Cappel	-		-		-	-

George Aronson	72	(1)	$120	(1)	-	-

Estate of Munish Rametra	-		-		-	-

Notes to 2007 Options Exercised and Stock Vested Table
(1) Represents cashless exercises of 302 options to purchase our common stock. Of the total amount exercised, 108 options were
Incentive Stock Options resulting in the acquisition of 28 shares having a value of $47, and 194 options were Nonqualified Options resulting in the acquisition of 44 shares and having a value of $73.

2007 Pension Benefits

There were no pension benefits granted to named executive officer during the year ended June 30, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Nonqualified Deferred Compensation Plans

There were no contributions to any nonqualified defined contribution or other nonqualified deferred compensation plans for any named executive officers during the year ended June 30, 2007.

Employment Agreements

 Cameron Reid Agreement. On June 24, 2005, the Company entered into an employment agreement with Cameron Reid for three years, under which his annual base salary is presently $300. Under the terms of the agreement, the executive received an initial annual base salary of $200 together with reimbursement of certain expenses. He will be eligible to receive an annual incentive bonus based on achievement of performance goals set by the Board of Directors or Compensation Committee each year and the incentive bonus for fiscal 2007. Mr. Reid has received fully vested options to purchase 3,000 shares of common stock at $1.23. If Mr. Reid’s employment is terminated for the remaining contract term by us without cause or he resigns for good reason (as defined in the employment agreement), he will receive an amount equal to 3 months base salary (currently totaling $75) and the continuation of health benefits for a period of 3 months.

Bhupatlal Sutaria Agreement. The Company entered into an employment agreement on May 23, 2003 with Bhupatlal Sutaria for the period expiring on December 31, 2007. The Agreement as amended provides for a base salary of $275 salary, auto allowance of $13, reimbursement for cellular telephone and reimbursement for reasonable expenses that conform with Interpharm’s policies and procedures. In July 2007, Mr. Sutaria resigned his position as President of the Company. See Item 13 for details of Mr. Sutaria’s separation agreement.

Peter Giallorenzo Agreement. The Company entered into an agreement with Peter Giallorenzo on January 8, 2007 for a three year term beginning January 15, 2007 to become the Company’s Chief Financial Officer. Mr. Giallorenzo agreement provides for a base salary of $237 and a sign-on bonus of $35. His agreement includes a target annual incentive opportunity of not less than 50% of the Salary (the “Target Annual Bonus”). The amount actually paid shall be determined on the basis of objective performance measures. The agreement also provided for the awarding of options to purchase 100 shares of common stock at $1.62. In July 2007, Mr. Giallorenzo was elected as the Chief Operating Officer and his compensation was increased to $275.

Jeffrey Weiss Agreement. The Company entered into an agreement with Jeffrey Weiss on January 17, 2005 for a three year term beginning April 1, 2005 to become the Company’s Vice President of Sales and Marketing. In 2006, Mr. Weiss was promoted to Executive Vice President. Mr. Weiss’ agreement provides for a base salary of $236, auto reimbursement of $12 per annum, and reimbursement of all necessary business expenses that conform with Interpharm’s policies and procedures.

Ken Cappel Agreement. The Company entered into an agreement with Ken Cappel on February 11, 2005 for a five year term beginning February 28, 2005 to become the Company’s Vice President of Intellectual Property. In 2006, Mr. Cappel was promoted to Vice President - General Counsel. Mr. Cappel’s agreement originally provided for a base salary of $237 (which was subsequently increased to $250), auto reimbursement of $12 per annum, mobile telephone reimbursement, reimbursement of certain home office equipment, and reimbursement of all necessary business expenses that conform with Interpharm’s policies and procedures.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

George Aronson Agreement. The Company entered into an agreement with George Aronson on December 4, 2003 to serve as the Company’s Chief Financial Officer. During the fiscal year ended June 30, 2007, Mr. Aronson was paid a salary of $20 per month and auto reimbursement of $1 per month until his termination in March 2007. In April 2007, the Company entered into a formal separation agreement with Mr, Aronson that provided for a severance of six months.

Surinder Rametra Agreement. The Company entered into an agreement with Surinder Rametra on May 30, 2003 to be an executive providing strategic planning, investor relations, negotiations of strategic alliances and agreements and duties and responsibilities as are from time to time assigned to him by the Chief Executive Officer and/or the Board of Directors. During 2007, Mr. Rametra provided no services to the Company. Mr. Rametra’s agreement provides for a base salary of $150, mobile telephone reimbursement, health care insurance reimbursement of $7, and a automobile allowance of $12 per year. Mr. Rametra’s agreement may not be terminated by the Company without cause and expires December 31, 2007.

Potential Payments Upon Termination or Change in Control

Executive Severance Policy

Our named executive officers all have employment agreements (“Employment Agreements”). The Employment Agreements include executive severance arrangements payable upon a termination of employment other than “for cause” (as defined in their Employment Agreement), retirement, death or disability.

Potential Post-Termination Payments

The following table summarizes the potential payments to each named executive officer under various termination events. The table assumes that the event occurred on June 30, 2007 and the calculations use the closing price of our common stock on June 30, 2007 (the last trading day of 2007) as reported by AMEX, which was $1.29 per share.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Name and Payment Element	Voluntary Termination for Good Reason Unrelated to Corporate Transaction or Change in Control	Retirement	Involuntary Termination Not for Cause and Not Following a Corporate Transaction or Change in Control	Involuntary Termination Following a Corporate Transaction or Change in Control
(a)	(b)	(c)	(d)	(e)

Cameron Reid
Cash Compensation	$-	$-	$-	$-
Severance	$75	$-	$75	$75
Equity Awards	$-	$-	$-	$-
Options	$180	$-	$180	$180
Benefits and Perequisites	$-	$-	$-	$-

Bhupatlal Sutaria
Cash Compensation	$-	$-	$-	$-
Severance	$-	$-	$-	$-
Equity Awards	$-	$-	$-	$-
Options	$305	$-	$305	$305
Benefits and Perequisites	$-	$-	$-	$-

Peter Giallarenzo
Cash Compensation	$-	$-	$-	$-
Severance	$594	$-	$594	$594
Equity Awards	$-	$-	$-	$-
Options	$6	$-	$6	$6
Benefits and Perequisites	$-	$-	$-	$-

Jeffrey Weiss
Cash Compensation	$-	$-	$-	$-
Severance	$29	$-	$59	$59
Equity Awards	$-	$-	$-	$-
Options	$16	$-	$16	$16
Benefits and Perequisites	$-	$-	$-	$-

Ken Cappel
Cash Compensation	$-	$-	$-	$-
Severance	$62	$-	$62	$62
Equity Awards	$-	$-	$-	$-
Options	$14	$-	$14	$14
Benefits and Perequisites	$-	$-	$-	$-

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Notes to Post-Termination Payments Table

(1)	The Company does not have a formal severance plan. Under the Employment Agreements of the specified executives, severance rights range from three months to two years salary.

Director Compensation

Dr. Sutaria, the only employee member of the Board of Directors, received no extra compensation for his service on the Board of Directors. Effective November 2006, a standard compensation package was adopted for all non-employee members of our Board of Directors based upon a review of similar sized companies in the pharmaceutical industry as follows:
• 15 fully vested stock options as of the date of appointment to the Board;
• 10 options as of the first day of a year served;
• An annual retainer of $10;
• $1.5 for each meeting day of the Board of Directors attended (in person);
• A fee of not greater than $0.5 for each meeting day of the Board of Directors attended (by telephone) and determined by the Compensation Committee Chairperson;
• $0.75 for each committee meeting attended (in person or by telephone);

In addition to the fees described above: (i) the chairs of our Audit Committee, Compensation Committee, receive an additional annual retainer of $5 respectively; (ii) the members of our Audit Committee (other than the chair) receive an additional annual retainer of $1; (iii)   David Reback and Stewart Benjamin granted 16 fully vested options and $10 for all past Board service provided; and (iv) Kennith Johnson granted 40 fully vested options for past Board service provided.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Director Compensation

The following Director Compensation Table sets forth summary information concerning the compensation paid to our non-employee directors in fiscal 2007 for services to our company.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Stewart Benjamin	$34	$-	$25	$-	$-	$-		$59

Kennith Johnson	$48	$-	$49	$-	$-	$-		$97

David Reback	$38	$-	$25	$-	$-	$-		$63

Richard Miller	$30	$-	$24	$-	$-	$112	(3)	$166

Joan Neuscheler	$23	$-	$24	$-	$-	$-		$47

Notes to 2007 Options Exercised and Stock Vested Table
(1)	Amounts represent fees paid for Board Meetings and sub-committee meetings, as well as fees for Board membership and membership in certain sub-committees.
(2)
Amounts represent the full grant date fair value as determined under SFAS 123(R). The value of stock options granted is based on grant date present value as calculated using a Black-Scholes option pricing model.

(3)	Amount represents monies paid to a consulting firm of which Mr. Miller is a principal.

Compensation Committee Interlocks and Insider Participation
None of the Compensation Committee members is, or was ever, an officer or employee of the Company or any of its subsidiaries, nor did any of the Compensation Committee members have any relationship requiring disclosure by the Company under any subsection of Item 404 of Regulation S-K promulgated by the SEC. During the last fiscal year, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity, any of whose executive officers served on the Board.

Compensation Committee Report
The Compensation Committee, comprised of independent directors with the exception of Richard J. Miller, reviewed and discussed the Compensation Discussion and Analysis set forth above with the Company’s management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 and in the proxy statement.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

COMPENSATION COMMITTEE:
Richard J. Miller (Chairman)
Kennith Johnson
Joan Neuscheler
David Reback

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of November 12, 2007, certain information with respect to the beneficial ownership of our voting securities by (i) any person known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation table appearing in Item 11. “Executive Compensation” and (iv) all directors and executive officers as a group.

Name and		Amount and
Address of	Title of	Nature of Beneficial	Percent of
Beneficial Owner	Class	Ownership	Class (1)

Maganlal K. Sutaria	Common Stock	1,243 (2)	1.86%
75 Adams Avenue
Hauppauge, NY 11788

Rajs Holdings I, LLC(3)	Common Stock	15,526 (3)	23.46%
75 Adams Avenue
Hauppauge, NY 11788

Bhupatlal K. Sutaria	Common Stock	804 (4)	1.20%
75 Adams Avenue
Hauppauge, NY 11788

Rametra Holdings I, LLC	Common Stock	8,015 (5)	12.11%
75 Adams Avenue
Hauppauge, NY 11788

David Reback	Common Stock	61 (6)	*
75 Adams Avenue
Hauppauge, NY 11788

Stewart Benjamin	Common Stock	46 (7)	*
75 Adams Avenue
Hauppauge, NY 11788

Ravis Holdings I, LLC	Common Stock	10,519 (8)	15.89%
75 Adams Avenue
Hauppauge, NY 11788

Perry Sutaria	Common Stock	44,094 (9)	66.62%
75 Adams Avenue
Hauppauge, NY 11788

Kennith C. Johnson	Common Stock	50 (10)	*
75 Adams Avenue
Hauppauge, NY 11788

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Cameron Reid	Common Stock	3,175 (11)	4.59%
75 Adams Avenue
Hauppauge, NY 11788

P&K Holdings, LLC	Common Stock	8,015 (12)	12.11%
75 Adams Avenue
Hauppauge, NY 11788

Richard J. Miller	Common Stock	25 (13)	*
75 Adams Avenue
Hauppauge, NY 11788

Joan P. Neuscheler	Common Stock	9,310 (14)	12.40% %
c/o Tullis Dickerson Co., Inc.
Two Greenwich Plaza
Greenwich, Connecticut 06830

Tullis Dickerson Capital Focus III, L.P.	Common Stock	9,285 (15)	12.37%
Two Greenwich Plaza
Greenwich, Connecticut 06830

Aisling Capital II, L.P.	Common Stock	9,046 (16)	12.02%
888 Seventh Avenue, 30th Floor
New York, New York 10106

George Aronson	Common Stock	72	*
75 Adams Avenue
Hauppauge, NY 11788

Peter Giallorenzo	Common Stock	20 (17)	*
75 Adams Avenue
Hauppauge, NY 11788

Kenneth Cappel	Common Stock	126 (18)	*
75 Adams Avenue
Hauppauge, NY 11788

Jeffrey Weiss	Common Stock	236 (19)	*
75 Adams Avenue
Hauppauge, NY 11788

All Directors and	Common Stock	17,784 (20)	22.05%
Officers as a
Group (13 persons)

* Less than 1%

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

(1) Computed based upon a total of 66,190 shares of common stock outstanding as of November 12, 2007.

(2) The foregoing figure reflects the ownership of 543 shares of common stock and vested options to acquire 700 shares. It does not include 350 options held by his spouse and 1,874 shares of Series A-1 Preferred Stock held by an annuity he controls.

(3) Raj Sutaria is the sole member of Rajs Holdings I, LLC, which holds 15,526 shares of common stock. The sole manager of Rajs Holdings I, LLC is Perry Sutaria.

(4) The foregoing figure includes vested options to acquire 700 shares, 104 shares of common stock held directly by Mr. Sutaria, but does not include 400 options held by his spouse.

(5) Mona Rametra is the sole member of Rametra Holdings I, LLC, which holds 8,015 shares of common stock. The sole manager of Rametra Holdings I, LLC is Perry Sutaria.

(6) The foregoing figure comprises vested options to acquire 61 shares of common stock.

(7) The foregoing figure comprises 46 shares of common stock which may be acquired upon exercise of currently exercisable options.

(8) Ravi Sutaria is the sole member of Ravis Holdings I, LLC, which holds 10,519 shares of common stock. The sole manager of Ravis Holdings I, LLC is Perry Sutaria.

(9) Includes an aggregate of 42,075 shares of common stock owned directly by the following New York limited liability companies of which Perry Sutaria is the sole manager: P&K Holdings, LLC; Rajs Holdings I, LLC; Ravis Holdings I, LLC; and Rametra Holdings I, LLC. Does not include his beneficial interest in Series A-1 Preferred Stock held by a trust of which he is a beneficiary. The balance of 2,019 shares are shares held directly by Perry Sutaria.

(10) The foregoing figure comprises vested options to acquire 50 shares of common stock.

(11) The foregoing figure includes vested options to purchase 3,000 shares of common stock and 175 shares held directly Mr. Reid.

(12) Perry Sutaria is the sole member and manager of P&K Holdings, LLC, which holds 8,015 shares of common stock.

(13) The foregoing figure comprises vested options to acquire 25 shares of common stock.

(14) Includes all 9,285 shares beneficially owned by Tullis-Dickerson Capital Focus III, L.P. (“TD III”) as set forth in the table. Ms. Neuscheler is a principal of TD III and shares voting and dispositive power with respect to such shares, but disclaims beneficial ownership of such shares. Also includes vested options to acquire 25 shares of common stock.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

(15) Includes an aggregate of 6,520 shares of common stock issuable upon conversion of Series B-1 Stock held TD III and 2,282 shares of common stock issuable upon exercise of warrants held by TD III, and 483 shares held as payment for dividends earned. Ms. Neuscheler is a principal of TD III. Ms. Neuscheler disclaims beneficial ownership of such shares within the meaning of SEC Rule 13d-3.

(16) Includes an aggregate of 6,520 shares of common stock issuable upon conversion of Series B-1 Stock and 2,282 shares of common stock issuable upon exercise of warrants and 244 shares held as payments for dividends earned.

(17) The foregoing figure includes vested options to acquire 20 shares of common stock, but does not include options to acquire 80 shares of common stock which are not exercisable within 60 days after November 12, 2007.

(18) The foregoing figure includes vested options to acquire 126 shares of common stock, but does not include options to acquire an aggregate of 114 shares of common stock which are not exercisable within 60 days after November 12, 2007

(19) The foregoing figure comprises vested options to acquire 111 shares of common stock and 125 shares acquired through a subscription agreement, but does not include options to acquire an aggregate of 149 shares of common stock which are not exercisable within 60 days after November 12, 2007.

(20) The foregoing figure includes vested options to acquire an aggregate of 5,673 shares. The foregoing also includes the shares referred to in footnote (14).

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease

Our 100 square foot facility at 75 Adams Avenue in Hauppauge, New York is owned by Sutaria Family Realty, LLC which is owned by Perry Sutaria, Raj Sutaria and Mona Rametra. Interpharm, Inc. is obligated to pay minimum annual rent of $660, plus property taxes, insurance, maintenance and other expenses related to the leased facility.

Investment in APR, LLC.

In February and April 2005, we purchased 5.0 Class A membership interests (“Interests”) from each of Cameron Reid (“Reid”), the Company’s Chief Executive Officer, and John Lomans (“Lomans”), who has no affiliation with us, for an aggregate purchase price of $1,023 (including costs of $23) of APR, LLC, a Delaware limited liability company primarily engaged in the development of complex bulk pharmaceutical products (“APR”). The purchases were made pursuant to separate Class A Membership Interest Purchase Agreements dated February 16, 2005 between us and Reid and Lomans (the “Purchase Agreements”). At the time of the purchases, Reid and Lomans owned all of the outstanding Class A membership interests of APR, which had outstanding 100 Class A membership interests and 100 Class B membership interests. The two classes of membership interests have different economic and voting rights, and the Class A members have the right to make most operational decisions. The Class B interests are held by one of our major customers and suppliers. As a result, we currently own 10 Interests out of the 100 Interests now outstanding.

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

Purchase from APR, LLC

During the year ended June 30, 2007, the Company placed an order valued at $160 for a certain raw material from APR. The Company currently purchases the same raw material from an overseas supplier at a price 37% greater than the price APR is currently willing to offer. The Company believes sourcing the raw material from APR would not only resolve intermittent delays in obtaining this material from overseas but would also improve gross margins on products using the raw material. The Company believes sourcing the raw material from APR would not only resolve intermittent delays in obtaining this material from overseas but would also improve gross margins on products using the raw material. Supply of this raw material is being coordinated with the Company’s requirement projections for the fiscal year ended June 30, 2008. As of June 30, 2007, the Company has advanced $80 to APR in connection with this order.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Separation Agreements

As of September 10, 2007, the Company entered into separation agreements in connection with the termination of employment of Bhupatlal K. Sutaria, the brother of the Chairman of the Company’s Board of Directors and the Company’s former President, Vimla Sutaria, the wife of the Chairman of the Company’s Board of Directors, and Jyoti Sutaria, the wife of Bhupatlal K. Sutaria. In connection with his separation agreement, Bhupatlal K. Sutaria received six months of salary aggregating $138, accelerated vesting of 200 stock options and a “cashless” exercise feature with respect to all of his 700 vested options which will expire on December 10, 2007.

In connection with her separation agreement, Jyoti Sutaria received accelerated vesting of 100 stock options and a “cashless” exercise feature with respect to all of her 400 vested options which will expire on December 10, 2007.

In connection with her separation agreement, Vimla Sutaria received accelerated vesting of 88 stock options and a “cashless” exercise feature with respect to all of her 350 vested options which will expire on December 10, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed to us for the fiscal years ended June 30, 2007 and June 30, 2006 by Marcum & Kliegman, LLP:

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2007	June 30, 2006

Audit Fees	$184	$233
Audit Related Fees (1)	40	40
Tax Fees (2)	27	26
Other (3)	2	0

(1) Consists of fees for services relating to review of proposed accounting treatments and documents filed with the SEC.
(2) Consists of tax filing and tax related compliance and other advisory services.
(3) Consists of attendance at Board of Directors meetings.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)            (1)           FINANCIAL STATEMENTS

The following financial statements of Interpharm Holdings, Inc., are included herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2007 and June 30, 2006

Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005

Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Comprehensive (Loss) Income for the years ended June 30, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005

(3) EXHIBITS

(b) EXHIBITS required by Item 601 of Regulation S-K

Number	Description

3.1	Certificate of Incorporation of the Company; (1)
3.2	Certificate of Amendment of Certificate of Incorporation, filed October 21, 1992; (1)
3.3	By-laws of the Company; (1)
3.4	Certificate of Amendment of Certificate of Incorpo ration, filed December 22, 1992; (1)
3.5	Certificate of Powers, Designations, Preferences and Rights of the
Series A-1 Convertible Preferred Stock; (1)
3.6	Certificate of Powers, Designations, Preferences and Rights of the Series B-1 Convertible Preferred Stock; (6)
3.7	Certificate of Powers, Designations, Preferences and Rights of the
4.1	Series C-1 Convertible Preferred Stock; (7) Form of Common Stock Certificate; (1)
4.2	Form of Interpharm Holdings Inc. and Interpharm, Inc. Junior
Subordinated Secured 12% Note Due 2010
4.3	Form of Interpharm Holdings, Inc. and Interpharm, Inc. Secured 12% Note Due 2009
10.3	Form of Employment Agreements for Interpharm Holdings, Inc. employees (3);
10.6	Supply Agreement between Interpharm Holdings, Inc. and Tris Pharma, Inc. for Development of Liquid Products (5);
10.7	February 24, 2005 Agreement between Interpharm Holdings, Inc. and Tris Pharma, Inc. for development of Solid Products (5);

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

10.8	July 6, 2005 amendment to February 24, 2005 Agreement between Interpharm Holdings, Inc. and Tris Pharma, Inc. for development of Solid Products (5);
10.9	Supply Agreement between Interpharm Holdings, Inc. and Centrix Pharmaceutical, Inc. (4)
10.10	Security Agreement, dated November 7, 2007, by and among Interpharm Holdings, Inc., Interpharm Inc., and Sutaria Family Realty, LLC
10.11
Consent and Waiver Agreement, dated November 7, 2007, by and among Interpharm Holdings, Inc., Tullis-Dickerson Capital Focus III, L.P., Aisling Capital II, L.P., P&K P&K Holdings I, LLC, RAMETRA HOLDINGS I, LLC (“Rametra Holdings”), a New York Limited Liability Company, Rametra Holdings I, LLC, Perry Sutaria, Raj Sutaria and Cameron Reid

10.12	Security Agreement, dated November 14, 2007, by and among Interpharm
Holdings Inc., Interpharm, Inc. and Tullis-Dickerson Capital Focus III, L.P.,
10.13	Security Purchase Agreement, dated November 14, 2007, by and among Interpharm Holdings Inc., Interpharm, Inc. and the Purchasers set forth on the signature page annexed thereto.
21.1	List of Subsidiaries;
23.1	Consent of Marcum & Kliegman, LLP;
31.1	Certification of Cameron Reid pursuant to Exchange Act Rules 13a-15(d) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2	Certification of Peter Giallorenzo pursuant to Exchange Act Rules 13a-15(d) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

Footnotes:

1.	Incorporated by reference from Registration Statement on Form SB-2 registration no. 33-54356 filed by the Company with the Securities and Exchange Commission on November 9, 1992.

2.	Annexed to our Current Report on Form 8-K filed on November 26, 2002 and incorporated herein by reference;

3.	Annexed to our Transition Report on Form 10-K filed on September 29, 2003 and incorporated herein by reference.

4.	Annexed to our Current Report on Form 8-K filed on July 18, 2005 and incorporated herein by reference.

5.	Annexed to our Annual Report on Form 10-K filed on September 28, 2005 and incorporated herein by reference.

6.	Annexed to our Current Report on Form 8-K filed on June 2, 2006 and incorporated herein by reference.

7.	Annexed to our Annual Report on Form 10-K filed on September 28, 2006 and incorporated herein by reference.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPHARM HOLDINGS, INC.

By:	/s/ Cameron Reid
Cameron Reid, Chief Executive Officer
Dated: November 15, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter Giallorenzo	November 15, 2007
Peter Giallorenzo, Chief Financial Officer

/s/ Dr. Maganlal K. Sutaria	November 15, 2007
Dr Maganlal K. Sutaria, Chairman of the Board of Directors

/s/Stewart Benjamin	November 15, 2007
Stewart Benjamin, Director

/s/David Reback	November 15, 2007
David Reback, Director

/s/ Kennith C Johnson	November 15, 2007
Kennith C Johnson, Director

/s/ Rick Miller	November 15, 2007
Rick Miller, Director

/s/ Joan Neuscheler	November 15, 2007
Joan Neuscheler

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Audit Committee of
Interpharm Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Interpharm Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive (loss) income and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpharm Holdings, Inc. and Subsidiaries at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

 /s/ Marcum & Kliegman LLP

Melville, New York
November 14, 2007

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	June 30,
	2007	2006
CURRENT ASSETS
Cash	$72	$1,438
Accounts receivable, net	12,945	14,212
Inventories	17,295	8,706
Prepaid expenses and other current assets	1,794	1,316
Deferred tax assets	21	1,321

Total Current Assets	32,127	26,993

Land, building and equipment, net	34,498	29,069
Deferred tax assets	5,954	4,849
Investment in APR, LLC	1,023	1,023
Other assets	772	933

TOTAL ASSETS	$74,374	$62,867

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,
	2007	2006
CURRENT LIABILITIES
Current maturities of long-term debt	$12,057	$1,686
Accounts payable, accrued expenses and other liabilities	18,542	12,650
Deferred revenue	-	3,399

Total Current Liabilities	30,599	17,735

OTHER LIABILITIES
Long-term debt, less current maturities	14,488	13,952
Contract termination liability	1,361	-
Other liabilities	-	125

Total Other Liabilities	15,849	14,077

TOTAL LIABILITIES	46,448	31,812

COMMITMENTS AND CONTINGENCIES

Series B-1 Redeemable Convertible Preferred Stock: 15 shares authorized; issued and outstanding - 10 at June 30, 2007; liquidation preference of $10,000	8,155	8,225

Series C-1 Redeemable Convertible Preferred Stock: 10 shares authorized; issued and outstanding - 10 at June 30, 2007; liquidation preference of $10,000	8,352	-

STOCKHOLDERS’ EQUITY
Preferred stocks, 10,000 shares authorized; issued and outstanding – 5,132 and 5,141, respectively; aggregate liquidation preference of $3,588 and $4,291, respectively	51	51
Common stock, $0.01 par value,150,000 shares authorized; shares issued – 65,886 and 64,537 respectively.	659	645
Additional paid-in capital	29,530	24,196
Stock subscription receivable	-	(90)
Accumulated other comprehensive income	10	98
Accumulated Deficit	(18,831)	(2,070)

TOTAL STOCKHOLDERS’ EQUITY	11,419	22,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,374	$62,867

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended June 30,
	2007	2006	2005

SALES, Net	$75,587	$63,355	$39,911

COST OF SALES (including related party rent expense of $587, $408, and $408 for the fiscal years ended June 30, 2007, 2006, and 2005 respectively)	53,920	45,927	30,839

GROSS PROFIT	21,667	17,428	9,072

OPERATING EXPENSES
Selling, general and administrative	13,340	11,449	5,092
Related party rent	103	72	72
Research and development	18,962	10,674	4,003
TOTAL OPERATING EXPENSES	32,405	22,195	9,167

OPERATING LOSS	(10,738)	(4,767)	(95)
OTHER (EXPENSES) INCOME
Contract termination expense	(1,655)	—	—
Gain on sale of marketable securities	—	—	9
Loss on sale of fixed asset	(99)	(5)	—
Interest expense, net	(1,275)	(718)	(136)
Asset impairment charge	(101)	—	—
TOTAL OTHER EXPENSE	(3,130)	(723)	(127)

LOSS BEFORE INCOME TAXES	(13,868)	(5,490)	(222)

INCOME TAX EXPENSE (BENEFIT)	190	(1,700)	(73)

NET LOSS	(14,058)	(3,790)	(149)

Preferred stock beneficial conversion feature	1,094	1,418	—
Preferred stock dividends	1,651	312	166

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,803)	$(5,520)	$(315)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and Diluted loss per share	$(0.26)	$(0.15)	$(0.01)

Basic and Diluted weighted average shares and equivalent shares outstanding	65,242	36,521	25,684

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional	Stock	Accumulated Other	Retained Earnings			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated			Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	(Deficit)	Shares	Amount	Equity

BALANCE – June 30, 2004	6,903	69	25,591	256	19,463	—	—	3,792	624	(798)	22,782

Shares issued for options exercised	—	—	1,097	11	617	—	—	—	—	—	628
Tax benefit in connection with exercise of stock options	—	—	—	—	153		—	—	—	—	153
Conversion of Series C preferred stock	(2)	—	—	—	—	—	—	—	—	—	—
Conversion of Series K preferred stock	(293)	(3)	6,275	62	(59)	—	—	—	—	—	—
Retirement of treasury stock	—	—	(624)	(6)	(792)	—	—	—	(624)	798	—
Dividends declared – Series A-1	—	—	—	—	—	—	—	(303)	—	—	(303)
Net loss	—	—	—	—	—	—	—	(149)	-	—	(149)
BALANCE – June 30, 2005	6,608	66	32,339	323	19,382	—	—	3,340	-	-	23,111

Redemption of Series A preferred stock	(1)	—	—	—	—	—	—	—	—	—	—
Conversion of Series C preferred stock	(1)	—	—	—	—	—	—	—	—	—	—
Conversion of Series K preferred stock	(1,465)	(15)	31,373	314	(299)	—	—	—	—	—	—
Common stock subscribed	—	—	125	1	132	(133)	—	—	—	—	—
Collections on common stock subscribed	—	—	—	—	—	43	—	—	—	—	43
Dividends declared – Series A-1	—	—	—	—	—	—	—	(124)	—	—	(124)
Series B-1 Preferred beneficial conversion feature	—	—	—	—	1,418	—	—	(1,418)	—	—	—
Accrued dividends – Series B-1	—	—	—	—	—	—	—	(78)	—	—	(78)
Fair value of warrants issued	—	—	—	—	1,704	—	—	—	—	—	1,704
Amortization of unearned stock based compensation	—	—	—	—	1,195	—	—	—	—	—	1,195
Shares issued for options exercised	—	—	700	7	470	—	—	—	—	—	477
Tax benefit in connection with exercise of options	—	—	—	—	79	—	—	—	—	—	79
Stock options issued in settlement of contractual obligations	—	—	—	—	115	—	—	—	—	—	115
Change in fair value of interest rate swap	—	—	—	—	—	—	98	—	—	—	98
Net loss	—	—	—	—	—	—	—	(3,790)	—	—	(3,790)

BALANCE – June 30, 2006	5,141	51	64,537	645	24,196	(90)	98	(2,070)	—	—	$22,830

Accrued dividends – Series B-1	—	—	—	—	—	—	—	(206)	—	—	(206)
Accrued dividends – Series C-1	—	—	—	—	—	—	—	(206)	—	—	(206)
Series C-1 Preferred beneficial conversion feature	—	—	—	—	1,094	—	—	(1,094)	—	—	—
Series B-1 dividends paid with common stock	—	—	420	4	692	—	—	(619)	—	—	77
Series C-1 dividends paid with common stock			245	3	451	—	—	(454)	—	—	—
Dividends declared – Series A-1	—	—	—	—	—	—	—	(124)	—	—	(124)
Shares issued for options exercised	—	—	675	7	386	—	—	—	—	—	393
Conversion of Series A preferred stock	(7)	—	7	—	—	—	—	—	—	—	—
Conversion of Series B preferred stock	(2)	—	2	—	—	—	—	—	—	—	—
Fair value of warrants issued	—	—	—	—	1,641	—	—	—	—	—	1,641
Stock based compensation and modification expense	—	—	—	—	1,070	—	—	—	—	—	1,070
Collections on stock subscription receivable	—	—	—	—	—	90	—	—	—	—	90
Change in fair value of interest rate swap	—	—	—	—	—	—	(88)	—	—	—	(88)
Net loss	—	—	—	—	—	—	—	(14,058)	—	—	(14,058)

BALANCE– June 30, 2007	5,132	$51	65,886	$659	$29,530	$—	$10	$(18,831)	—	$—	$11,419

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended June 30,
	2007	2006	2005

NET LOSS	$(14,058)	$(3,790)	$(149)

OTHER COMPREHENSIVE (LOSS) INCOME
Change in fair value of interest rate swap	(88)	98	—

TOTAL COMPREHENSIVE LOSS	$(14,146)	$(3,692)	$(149)

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,058)	$(3,790)	$(149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of marketable securities	—	—	(9)
Bad debt expense	55	46	—
Accreted non-cash interest expense	87	—	—
Asset impairment charge	101	—	—
Depreciation and amortization	2,554	1,534	1,248
Deferred tax expense (benefit)	195	(1,678)	(78)
Contract termination expense	1,655
Stock based compensation expense	1,070	1,195	—
Excess tax benefit from exercise of stock options	—	(79)	—
Loss on disposal of fixed assets	99	5	—
Write-down of inventory	1,157	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,212	(5,974)	(814)
Inventories	(9,747)	235	(3,411)
Prepaid expenses and other current assets	(502)	(780)	(703)
Deferred revenue	(3,399)	3,399	—
Accounts payable, accrued expenses and other liabilities	5,416	6,688	1,563

TOTAL ADJUSTMENTS	(47)	4,591	(2,204)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(14,105)	801	(2,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of land, building and equipment	(8,003)	(6,833)	(8,112)
Deposits and other long term assets	(442)	(1,309)	(561)
Sale of fixed assets	149	—	—
Investment in APR, LLC	—	—	(1,023)
Proceeds from sale of marketable securities	—	—	46

NET CASH USED IN INVESTING ACTIVITIES	$(8,296)	$(8,142)	$(9,650)

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended June 30,
	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayments) of bank line of credit, net	$9,866	$(1,315)	$(425)
Proceeds from long-term debt	2,780	570	9,970
Repayments of long-term debt	(1,893)	(776)	(339)
Proceeds from sale of Series B-1 preferred stock and warrants, net	—	9,928	—
Expenditures relating to sale of Series B-1 preferred stock and warrants	(70)	—	—
Proceeds from sale of Series C-1 preferred stock and warrants, net	9,993	—	—
Payment of Series A-1 preferred stock dividends	(124)	(248)	(179)
Collections on stock subscription receivable	90	43	—
Payment of financing costs	—	(515)	—
Proceeds from options exercised	393	477	627
Excess tax benefit from exercise of stock options	—	79	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,035	8,243	9,654

NET (DECREASE) INCREASE IN CASH	(1,366)	902	(2,349)

CASH – Beginning	1,438	536	2,885

CASH – Ending	$72	$1,438	$536

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(in thousands)

	Year Ended June 30,
	2007	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$1,303	$657	$99
Income Taxes	$—	$15	$61

Non-Cash Investing and Financing Activities:
Tax benefit in connection with exercise of stock options	$—	$79	$153

Series B-1 dividends paid with common stock	$696	$—	$—

Series C-1 dividends paid with common stock	$454	$—	$—

Issuance of common stock in exchange for subscription receivable	$—	$133	$—

Reclassification of equipment deposits to building and equipment	$410	$—	$—

Acquisition of machinery and equipment in exchange for capital lease payable	$156	$128	$—
Declaration of Series A-1 preferred dividends:	$—	$124	$303
Accrual of Series B-1 preferred dividends	$206	$78	$—
Accrual of Series C-1 preferred dividends	$206	$—	$—
Repayment of debt with proceeds from new credit facility	$—	$20,445	$—

Change in fair value of interest rate swap	$(88)	$98	$—
Conversion of preferred stock to common stock:
Series C	$—	$—	$2
Series K	$—	$15	$3

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

Principles of Consolidation
The consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition
The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for chargebacks and other sales allowances including discounts, rebates, etc., are reasonably determinable, and when collectibility is reasonably assured. Accruals for these provisions are presented in the consolidated financial statements as reductions to revenues. Accounts receivable are presented net of allowances relating to the above provisions of $4,865 and $2,315 at June 30, 2007 and 2006, respectively.

The Company purchased raw materials from one supplier for the year ended June 30, 2007 and two suppliers for the years ended June 30, 2006 and 2005, which are manufactured into finished goods and sold back to this supplier as well as to other customers. The Company can, and does, purchase raw materials from other suppliers. Pursuant to Emerging Issues Task Force, (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the Company recorded sales to, and purchases from, this supplier on a gross basis. Sales and purchases were recorded on a gross basis since the Company (i) has a risk of loss associated with the raw materials purchased, (ii) converts the raw material into a finished product based upon Company developed specifications, (iii) has other sources of supply of the raw material, and (iv) has credit risk related to the sale of such product to the suppliers. For the year ended June 30, 2007, the Company purchased raw materials from this supplier totaling approximately $10,714, and sold finished goods to this supplier totaling approximately $1,054. For the years ended June 30, 2006 and 2005, the Company purchased raw materials from two suppliers, which were manufactured into finished goods and sold back to these suppliers totaling approximately $10,608 and $9,251, respectively, and sold finished goods to such suppliers totaling approximately $6,110, and $17,414, respectively. These purchase and sales transactions are recorded at fair value in accordance with EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”.

In addition, the Company is party to supply agreements with certain pharmaceutical companies under which, in addition to the selling price of the product, the Company receives payments based on sales or profits associated with these products realized by its customer. The Company recognizes revenue related to the initial selling price upon shipment of the products as the selling price is fixed and determinable and no right of return exists. The additional revenue component of these agreements are recognized by the Company at the time its customers record their sales and is based on pre-defined formulas contained in the agreements. Receivables related to this revenue of $594 and $620 at June 30, 2007 and 2006, respectively, are included in “Accounts receivable, net” in the accompanying Consolidated Balance Sheets.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

Sales Returns and Allowances
At the time of sale, the Company simultaneously records estimates for various costs, which reduce product sales. These costs include estimates of chargebacks and other sales allowances. In addition, the Company records allowances for rebates, including Medicaid rebates and shelf-stock adjustments when the conditions are appropriate. Estimates for sales allowances such as chargebacks are based on a variety of factors including actual return experience of that product or similar products, rebate arrangements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with the Company. Actual experience associated with any of these items may be different than the Company’s estimates. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves.

Sales Incentives
In accordance with the terms and conditions of an agreement entered into during the fiscal year ended June 30, 2006, the Company has offered a sales incentive to one of its customers in the form of an incentive volume price adjustment. The Company accounts for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). The terms of this volume based sales incentive required the customer to purchase a minimum quantity of the Company's products during a specified period of time. The incentive offered was based upon a fixed dollar amount per unit sold to the customer. The Company made an estimate of the ultimate amount of the incentive the customer would earn based upon past history with the customer and other facts and circumstances. The Company had the ability to estimate this volume incentive price adjustment, as there did not exist a relatively long period of time for the particular adjustment to be earned. Any change in the estimated amount of the volume incentive was recognized immediately using a cumulative catch-up adjustment. In accordance with EITF 01-9, the Company recorded the provision for this sales incentive when the related revenue is recognized. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customer, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results. The specific terms of this agreement which related to sales incentives expired in October 2006. For the year ended June 30, 2007, the Company recognized previously deferred sales incentive revenue of $3,399 related to this agreement.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except per share data)
NOTE 1 - Summary of Significant Accounting Policies, continued

Earnings Per Share
Basic earnings (loss) per share (“EPS”) of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share,” during the fiscal year ended June 30, 2006, in periods when there was net income and Series K preferred stock was outstanding, the Company used the Two-Class Method to calculate the effect of the participating Series K on the calculation of basic EPS and the if-converted method was used to calculate the effect of the participating Series K on diluted EPS. In periods when there was a net loss, the effect of the participating Series K was excluded from both basic and diluted EPS. Additionally, in May 2006, the Series K preferred stock was converted into the Company’s common stock; therefore the use of the Two-Class Method is not required for the year ended June 30, 2007.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. From time to time the Company maintains cash balances in excess of the FDIC insurance limit.

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

Land, Building and Equipment
Land, building and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in operations.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies, continued

Depreciation and Amortization
Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the terms of the respective leases.

Capitalization of Interest and Other Costs
The Company capitalizes interest on borrowings and certain other direct costs during the active construction period of major capital projects. Capitalized costs are added to the cost of the underlying assets and will be depreciated over the useful lives of the assets. In connection with its capital improvements to the Brookhaven, NY facility, the Company capitalized approximately $907, including interest approximating $517, during the fiscal year ended June 30, 2006. The Company did not incur any interest on borrowings related major capital projects for the year ended June 30, 2007.

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

Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are often based on judgements, probabilities, and assumptions that management believe are reasonable, but that are not inherently uncertain and unpredictable. As a result, actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Derivative Instruments
The Company uses derivative instruments on a limited basis, principally to manage its exposure to changes in interest rates. Derivative instruments are recorded at their fair value on the balance sheet, while changes in the fair value of the instrument are included in other comprehensive income (loss).

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except per share data)

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

Income Taxes
The Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The Company and its subsidiaries file a consolidated income tax return. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences and changing business circumstances. When there is a change in circumstances that cause a change in judgement about the realizability of the deferred tax assets, the Company may adjust all or a portion of the applicable valuation allowance in the period when such change occurs. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.

Shipping Costs
The Company’s shipping and handling costs are included in selling, general and administrative expenses. For the years ended June 30, 2007, 2006 and 2005, shipping and handling costs approximated $827, $668, and $434, respectively.

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

In thousands, except per share data)
NOTE 1 - Summary of Significant Accounting Policies, continued

Concentrations and Fair Value of Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 15. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded value.

Reclassification
Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation. These reclassifications have no effect on previously reported operations.

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

Stock Based Compensation
Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified-prospective-transition method. As a result, the Company’s net income before taxes for the years ended June 30, 2007 and 2006 were $1,070 and $1,195 lower than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Recently Issued Accounting Pronouncements
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

In thousands, except per share data)
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

In thousands, except per share data)

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In thousands, except per share data)
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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for annual periods beginning after December 15, 2007. The Company records these advance payments in accordance with EITF 07-3 and therefore does not have any impact on its consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except per share data)

NOTE 2 - Management’s Liquidity Plan

At June 30, 2007 the Company had an accumulated deficit of $18,831 and operating activities used $14,105 of cash for the year then ended. In an effort to meet the Company’s cash requirements and generate positive cash flows from operations management has taken various actions and steps to revise its operating and financial requirements, including:

•	Seeking additional financing from our existing shareholders and other strategic investors, including $8,000 raised in November 2007 (see Note 18 - Subsequent Events)
•	Reducing headcount to an efficient level while still carrying out the Company’s future growth plan
•	Increasing revenue through the launch of new products, identifying new customers and expanding relationships with existing customers
•	Scaling back the Company’s research and development activities to the extent necessary to be able to fund operations and continue to execute the Company’s overall business plan

Management believes that the plans and initiatives described above will result in sufficient liquidity to meet cash requirements at least through June 30, 2008. However, there can be no assurance that the Company will achieve its cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 3 - Accounts Receivable

Accounts receivable are comprised of amounts owed to the Company through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns, discounts, rebates and customer chargebacks. Allowances for doubtful accounts were approximately $30 and $101 at June 30, 2007 and 2006, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts, in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances relating to discounts, rebates, and customer chargebacks were $4,865 and $2,315 at June 30, 2007 and June 30, 2006, respectively. The Company sells some of its products indirectly to various government agencies referred to below as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

The changes in the allowance for doubtful accounts are summarized as follows:

	Year Ended June 30,
	2007	2006
Beginning balance	$101	$66
Provision for doubtful accounts	55	46
Charge-offs	(126)	(11)

Ending balance	$30	$101

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 3 - Accounts Receivable, continued

The changes in the allowance for customer chargebacks, discounts and other credits that reduced gross revenue for each of the fiscal years ended June 30, 2007 and 2006:

	Year Ended
	June 30,
	2007	2006
Reserve balance - beginning	$2,315	$425

Actual chargebacks, discounts and other credits taken in the current period (a)	(11,934)	(5,277)

Current provision related to current period sales	14,484	7,167
Reserve balance – ending	$4,865	$2,315

(a) Actual chargebacks, discounts and other credits are determined based upon the customer’s application of amounts taken against the accounts receivable balance.

NOTE 4 - Inventories

Inventories consist of the following:

	June 30,
	2007	2006
Finished goods	$3,085	$1,781
Work in process	7,260	3,685
Raw materials	6,286	2,928
Packaging materials	664	312

Total	$17,295	$8,706

The Company reduces the carrying value of inventories to a lower of cost or market basis for inventory whose net book value is in excess of market. Aggregate reductions in the carrying value with respect to inventories still on hand at June 30, 2007 that were determined to have a carrying value in excess of market was $1,157. As a result, the Company reduced the carrying value of inventory on hand to its market value by this amount as of June 30, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 5 - Land, Building and Equipment

Land, building and equipment consists of the following:

	June 30,		Estimated Useful
	2007	2006	Lives
Land	$4,924	$4,924	N/A
Building	12,460	12,460	39 Years
Machinery and equipment	16,881	12,643	5-7 Years
Computer equipment	2,065	151	5 Years
Construction in Progress	186	587	N/A
Furniture and fixtures	953	660	5 Years
Leasehold improvements	4,386	3,206	5-15 Years
	41,855	34,631
Less: accumulated depreciation and amortization	7,357	5,562

Land, Building and Equipment, net (a)	$34,498	$29,069

(a)	Includes assets not yet placed in service of approximately $2,305 and $4,123 for June 30, 2007 and 2006, respectively.

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 was approximately $2,423, $1,534 and $1,248, respectively.

NOTE 6 - Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

	June 30,
	2007	2006
Inventory purchases	$9,525	$5,734
Research and development expenses	3,003	2,068
Other	6,014	4,848

Total	$18,542	$12,650

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 7 - Debt

Long-term Debt

	June 30, 2007	June 30, 2006

Revolving credit facility	$9,866	$—
Real estate term loan	10,933	11,734
Machinery and equipment term loans	5,601	3,833
Capital lease	183	72
	26,583	15,639
Less: amount representing interest on capital lease	38	1
Total debt	26,545	15,638

Less: current maturities	12,057	1,686

Long-term debt, less current maturities	$14,488	$13,952
A summary of the outstanding long-term debt is as follows:

On February 9, 2006, the Company entered into a four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided a maximum credit facility of $41,500 comprised of:
• $22,500 revolving credit facility
• $12,000 real estate term loan
• $ 3,500 machinery and equipment (“M&E”) term loan
• $ 3,500 additional / future capital expenditure facility

The funds made available through this facility paid down, in its entirety, the $20,445 owed on the previous credit facility. The WFBC revolving credit facility borrowing base is calculated as (i) 85% of the Company’s eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. As of June 30, 2007, the remaining availability under the revolving credit facility was $6,708. The $12,000 loan for the real estate in Brookhaven, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, the Company is permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of June 30, 2007, there is approximately $150 available for additional capital expenditure borrowings.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 7 - Debt, continued

Under the terms of the WFBC agreement, three stockholders, all related to the Company’s Chairman of the Board of Directors, one of whom is an Executive Vice President, were required to provide limited personal guarantees, as well as pledge securities with a minimum aggregate value of $7,500 as security for a portion of the $22,500 credit facility. The Company was required to raise a minimum of $7,000 through the sale of equity or subordinated debt by June 30, 2006. The shareholders’ pledges of marketable securities would be reduced by WFBC either upon the Company raising capital, net of expenses in excess of $5,000 or achieving certain milestones. As a result of the Company completing the sale of $10,000 of Series B-1 convertible preferred stock in May 2006 (See Note 10), the limited personal guarantees were reduced by $3,670. In September 2006, the Company consummated a $10,000 sale of Series C-1 Convertible preferred stock (see Note 16), which eliminated the balance of the personal pledges of marketable securities of $3,830.

The revolving credit facility and term loans bear interest at a rate of the prime rate less 0.5% or, at the Company’s option, LIBOR plus 250 basis points. At June 30, 2007, the interest rate on this debt was 7.75%. Pursuant to the requirements of the WFBC agreement, the Company has put in place a lock-box arrangement. The Company will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

The WFBC credit facility is collateralized by substantially all of the assets of the Company. In addition, the Company is required to comply with certain financial covenants. As of June 30, 2007, the Company had defaulted under the Senior Credit Agreement with respect to (i) financial reporting obligations, including the submission of its annual audited financial statements for the fiscal year ending June 30, 2007, and (ii) financial covenants related to minimum net cash flow, maximum allowable leverage ratio, maximum allowable total capital expenditures and unfinanced capital expenditures for the fiscal year ended June 30, 2007 (collectively, the “Existing Defaults”). WFBC has agreed to waive the Existing Defaults based upon the Company’s consummation and receipt of $8,000 related to the issuance of subordinated debt described in Note 18 - Subsequent Events.

In connection with WFBC credit facility, the Company incurred deferred financing costs of $482, which are being amortized over the term of the WFBC credit facility and are included in Other Assets. Of this amount, $131 and $50 have been recognized as amortization expense for the years ended June 30, 2007 and 2006, respectively.

With respect to the real estate term loan and the $3,500 M&E loan, the Company entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at June 30, 2007 and 2006 was approximately $10 and $98 and is included in Other Assets.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 8 - Related Party Transactions

Rents
The Company leases one of its business premises located in Hauppauge, New York, (“Premises”) from an entity owned by three stockholders (“Landlord”) under a noncancelable lease expiring in October 2019. For the years ended June 30, 2007 and 2006, the rent paid in accordance with this lease was $690 and $480.

Under the terms of the lease for the Premises, upon a transfer of a majority of the issued and outstanding voting stock of Interpharm, Inc., which occurred on May 30, 2003, and every three years thereafter, the annual rent may be adjusted to fair market value, as determined by an independent appraiser.

In June 2007, the Company executed a Settlement Agreement with the Landlord, whereas, effective May 1, 2006, the Company would pay the Landlord a base rent of $660 annually. The Company recorded an additional $30 to properly account for the increase in base rent through June 30, 2007.

Future annual minimum rental payments under this operating lease are as follows:

For the Year Ending June 30,	Amount
2008	$660
2009	660
2010	660
2011	660
2012	660
Thereafter	4,840

Total	$8,140

The lease does not grant the Company the option to purchase the Premises at any time during the lease term nor at its termination, nor will the Company share in any proceeds that may result from sale or disposition of the Premises.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 8 - Related Party Transactions, continued

Sale of Subsidiary

On April 25, 2007 the Company completed the sale of its subsidiary, Interpharm Development Private Limited (“IDPL”) located in Ahmedabad, India to an entity partially owned by two officers of the Company for $161. As previously disclosed the Company elected not to move forward with the construction of a research and development facility in Ahmedabad, India. During the quarter ended March 31, 2007 management committed to a plan to dispose of its interest in the entity which was incorporated specifically for the construction project in Ahmedabad. As a result, in accordance with SFAS 144 the Company recorded an impairment charge of $101 in the quarter ended March 31, 2007 to write down the carrying value of the net asset to the selling price. Therefore, no gain or loss on disposal was recorded in the three months ended June 30, 2007.

Assets and liabilities of IDPL at the time of sale consisted of the following:

Cash	$233
Land	305
Assets	538

Accrued expenses	205
Due to related party	172
Net book value	161
Selling price	(161)
Gain (loss) on sale of asset	$—

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

NOTE 8 - Related Party Transactions, continued

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

Purchase from APR, LLC
During the year ended June 30, 2007, the Company placed an order valued at $160 for a certain raw material from APR. The Company currently purchases the same raw material from an overseas supplier at a price 37% greater than the price APR is currently willing to offer. The Company believes sourcing the raw material from APR would not only resolve intermittent delays in obtaining this material from overseas but would also improve gross margins on products using the raw material. Supply of this raw material is being coordinated with the Company’s requirement projections for the fiscal year ended June 30, 2008. As of June 30, 2007, the Company has advanced $80 to APR in connection with this order.

Separation Agreements

As of September 10, 2007, the Company entered into separation agreements in connection with the termination of employment of Bhupatlal K. Sutaria, the brother of the Chairman of the Company’s Board of Directors and the Company’s former President, Vimla Sutaria, the wife of the Chairman of the Company’s Board of Directors, and Jyoti Sutaria, the wife of Bhupatlal K. Sutaria. In connection with his separation agreement, Bhupatlal K. Sutaria received six months of salary aggregating $138, accelerated vesting of 200 stock options and a “cashless” exercise feature with respect to all of his 700 vested options which will expire on December 10, 2007.

In connection with her separation agreement, Jyoti Sutaria received accelerated vesting of 100 stock options and a “cashless” exercise feature with respect to all of her 400 vested options which will expire on December 10, 2007.

In connection with her separation agreement, Vimla Sutaria received accelerated vesting of 88 stock options and a “cashless” exercise feature with respect to all of her 350 vested options which will expire on December 10, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 9 - Income Taxes

At June 30, 2007 the Company has remaining Federal net operating losses (“NOLs”) of $32,250 available through 2027. As of June 30, 2007, as a result of changes in New York State tax law, the benefit of the future utilization of State NOLs has been eliminated resulting in deferred state tax expense of $195 in fiscal 2007. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of the Federal NOLs is limited. $31,382 of these NOLs are available in fiscal 2008, and utilization of $868 of these NOLs is limited and becomes available after fiscal 2008. The limitations lapse at the rate of $2,690 per year, through fiscal 2009. As a result of losses incurred in fiscal years 2005, 2006 and 2007, which indicate uncertainty as to the Company’s ability to generate future taxable income, the “more-likely-than-not” standard has not been met and therefore some amount of the Company’s deferred tax asset may not be realized. As such, a valuation allowance of $5,554 decreased the total accumulated net deferred tax asset of $11,529 to $5,975 at June 30, 2007. In addition, at June 30, 2007, the Company has approximately $986 of New York State investment tax credit carry forwards, expiring in various years through 2022. These carry forwards are available to reduce future New York State income tax liabilities. However, the Company has reserved 100% of the investment tax credit carry forward, which the Company does not anticipate utilizing.

In calculating its tax provision for the year ended June 30, 2007 and 2006, the Company applied aggregate effective tax rates of approximately 1.4% and (31%), respectively, thereby creating income tax expense of $190 and an income tax benefit of $1,700, respectively, and adjusted its deferred tax assets accordingly.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 9 - Income Taxes, continued

The income tax (benefit) expense is comprised of the following:

	Year Ended June 30,
	2007	2006	2005
Current
Federal	$—	$—	$—
State	(5)	(22)	5

Total Current	(5)	(22)	5

Deferred
Federal	—	(1,739)	(71)
State	195	61	(7)

Total Deferred	195	(1,678)	(78)

Total Income Tax Expense (Benefit)	$190	$(1,700)	$(73)

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Year Ended June 30,
	2007	2006	2005
Statutory U.S. federal tax rate	(34.0)%	(34.0)%	(34.0)%
Increase in valuation allowance	33.0	—	—
State taxes	0.0	0.7	(3.0)
Stock based compensation	0.8	1.9	—
Permanent differences	0.0	0.2	4.0
Change in New York State tax law	1.4
Other	0.2	0.2	0.3

Effective income tax rate	1.4%	(31.0)%	(32.7)%

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 9 - Income Taxes, continued

The components of deferred tax assets and liabilities consist of the following:

	June 30,
	2007	2006
Deferred Tax Assets, Current Portion
Capitalized inventory	$114	$31
Receivable allowance and reserves	10	36
Other	39	50
Deferred revenue	0	1,204
Deferred Tax Assets, current	163	1,321
Less: Valuation Allowance	(142)	—
Net Deferred Tax Assets, current	$21	$1,321

Deferred Tax Assets, Non-Current Portion
Other	$44	$45
Stock based compensation	550	314
Investment tax credits	986	835
Net operating loss carry forwards (“NOLs”)	10,886	5,068
Deferred Tax Assets, non-current	12,466	6,262
Less: Valuation Allowance	(5,412)	(884)
Net Deferred Tax Assets, Non-Current	7,054	5,378

Deferred Tax Liabilities, Non-Current Portion
Depreciation and amortization	(1,004)	(529)
Other	(96)	—
Deferred Tax Assets, non-current, net	$5,954	$4,849

During the years ended June 30, 2007 and 2006, stock options were exercised which generated approximately $191 and $216 of income tax deductions, respectively, resulting in tax benefits of approximately $65 and $79. The benefits with respect to the June 30, 2006 stock option exercises were credited to additional paid in capital. For the June 30, 2007 stock option exercises, a valuation allowance has been established against the NOL attributable to stock option expense, in accordance with the Company’s adoption of the alternative method of calculating the additional paid in capital pool as defined in SFAS No. 123 (R). When these NOLs are utilized, the valuation allowance will be reversed and additional paid in capital will be credited for the benefit. The Company will receive a benefit when taxes payable is reduced in the future.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 9 - Income Taxes, continued

The change in the valuation allowance for deferred tax assets are summarized as follows:

	Years Ended June 30
	2007	2006
Beginning Balance	$884	$702
Change in Allowance	4,670	182
Ending Balance	$5,554	$884

NOTE 10 - Earnings Per Share

The calculations of basic and diluted EPS are as follows: (in thousands, except share data)

	Year Ended June 30,
	2007	2006	2005
Numerator:
Net loss	$(14,058)	$(3,790)	$(149)
Less: Preferred stock dividends
Series A	—	68	—
Series A-1	166	166	166
Series B-1	825	78	—
Series C-1	660	—	—
Less: Series B-1 beneficial conversion feature	—	1,418	—
Less: Series C-1 beneficial conversion feature	1,094	—	—
Numerator for basic EPS	(16,803)	(5,520)	(315)

Effect of dilutive securities:
Net income attributable to Series K preferred stockholders	—	—	166

Numerator for diluted EPS	$(16,803)	$(5,520)	$(149)

Denominator:

Denominator for basic EPS weighted average shares outstanding	65,242	36,521	25,684

Effect of dilutive securities:
Convertible Series K preferred stock	—	—	—
Convertible Series A, B, B-1, C and J preferred stocks	—	—	—
Stock options	—	—	—

Basic and Diluted EPS	$(0.26)	$(0.15)	$(0.01)

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 10 - Earnings Per Share, continued

Stock options, warrants and convertible preferred stock, equivalent to 29,540, 20,906 and 44,035 shares of the Company’s common stock, were not included in the computation of diluted earnings per share for the years ended June 30, 2007, 2006 and 2005, respectively, as their inclusion would be antidilutive.

As of June 30, 2007, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

Common stock outstanding	65,886
Stock options outstanding (see Note 13)	11,930
Warrants outstanding (see Notes 11 and 12)	4,564
Common stock issuable upon conversion of preferred stocks:
Series A	—
Series A-1 (maximum contingent conversion) (a)	4,855
Series B	—
Series B-1	6,520
Series C	6
Series C-1	6,520

Total (b)	100,281

(a)	As described in Note 12, the Series A-1 shares are convertible only if the Company reaches $150,000 in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

(b)
Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through April 30, 2017 (the end of the current vesting and conversion periods).

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 11 - Series B-1 Redeemable Convertible Preferred Stock

In May 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Tullis-Dickerson Capital Focus III, L.P. (“Tullis”). Under the Agreement, the Company agreed to issue and sell to Tullis, and Tullis agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,858) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“B-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an exercise price of $1.639 per share. The warrants have a five year term. The Series B-1 Stock and warrants sold to Tullis are convertible and/or exercisable into a total of 8,802 shares of common stock. The B-1 shares are convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the B-1 shareholders have the right to require the Company to redeem all or a portion of the B-1 shares upon the occurrence of certain triggering events, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. A triggering event shall be deemed to have occurred at such time as any of the following events: (i) failure to cure a conversion failure by delivery of the required number of shares of common stock within ten trading days; (ii) failure to pay any dividends, redemption price, change of control redemption price, or any other amounts when due; (iii) any event of default with respect to any indebtedness, including borrowings under the WFBC Credit and Security Agreement, under which the oblige of such indebtedness are entitled to and do accelerate the maturity of at least an aggregate of $3,000 in outstanding indebtedness; and (iv) breach of any representation, warranty, covenant or other term or condition in the Series B-1 Transaction Document.

Through June 30, 2007, the Company issued 420 shares of common stock as payment of $697 of previously accrued dividends. At June 30, 2007, the Company had accrued $206 of Series B-1 dividends, which was paid in July 2007 through the issuance of 148 shares of the Company’s common stock.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the B-1 shares as temporary equity and the value ascribed to the B-1 shares upon initial issuance in May 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,704 of the gross proceeds of the sale of B-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,418 to accumulated deficit during the quarter ended June 30, 2006. The non-cash charge measures the difference between the relative fair value of the B-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. As of June 30, 2007, the Company had defaulted under the Senior Credit Agreement with respect to the Existing Defaults, as described in Note 7 - Debt, and WFBC has agreed to waive the Existing Defaults. The Company does not expect to be in default in the future under its credit facility (the only redemption feature outside of its control), nor does it plan to redeem the Series B-1 preferred stock. As such the Company believes it is not probable that the Series B-1 preferred stock will become redeemable.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 11 - Series B-1 Redeemable Convertible Preferred Stock, continued

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 11 - Series B-1 Redeemable Convertible Preferred Stock, continued

The Company’s Series B-1 redeemable convertible preferred stock is summarized as follows at June 30, 2007:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

15	10	$100	$10,000

As of June 30, 2007, the Company was in default under the Securities Purchase Agreement due to (A) the failure of the Company to timely file with the Securities and Exchange Commission (and deliver to Tullis) its Annual Report on Form 10-K for the year ended June 30, 2007; and (B) the failure of the Company to prevent the suspension of trading of its Common Stock on the American Stock Exchange as a result of (A). Tullis provided the Company with a waiver of these defaults based upon the Company’s consummation and receipt of $8,000 related to the issuance of subordinated debt described in Note 18 - Subsequent Events.

NOTE 12 - Series C-1 Redeemable Convertible Preferred Stock

On September 11, 2006, the Company entered into a Securities Purchase Agreement (the “C-1 Agreement”) with Aisling Capital, L.P. (the “Buyer”). Under the C-1 Agreement, the Company agreed to issue and sell to the Buyer, and the Buyer agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,993) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“C-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an exercise price of $1.639 per share. The warrants have a five year term. The Series C-1 Stock and warrants sold to the Buyer are convertible and/or exercisable into a total of 8,802 shares of common stock. The C-1 shares are convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the C-1 shareholders have the right to require the Company to redeem all or a portion of the C-1 shares upon the occurrence of certain triggering events, as defined, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. A triggering event shall be deemed to have occurred at such time as any of the following events: (i) failure to cure a conversion failure by delivery of the required number of shares of common stock within ten trading days; (ii) failure to pay any dividends, redemption price, change of control redemption price, or any other amounts when due; (iii) any event of default with respect to any indebtedness, including borrowings under the WFBC Credit and Security Agreement, under which the oblige of such indebtedness are entitled to and do accelerate the maturity of at least an aggregate of $3,000 in outstanding indebtedness; and (iv) breach of any representation, warranty, covenant or other term or condition in the Series C-1 Transaction Document.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 12 - Series C-1 Redeemable Convertible Preferred Stock, continued

Through June 30, 2007, the Company issued 245 shares of common stock as payment of $454 of previously accrued dividends. At June 30, 2007, the Company had accrued $206 of Series C-1 dividends, which was paid in July 2007 through the issuance of 148 shares of the Company’s common stock.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the C-1 shares as temporary equity and the value ascribed to the C-1 shares upon initial issuance in September 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,641of the gross proceeds of the sale of C-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,094 to Accumulated deficit during the quarter ended September 30, 2006. The non-cash charge measures the difference between the relative fair value of the C-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. As of June 30, 2007, the Company had defaulted under the C-1 Agreement with respect to the Existing Defaults, as described in Note 6 - Debt, and WFBC has agreed to waive the Existing Defaults. The Company does not expect to be in default in the future under its credit facility (the only redemption feature outside of its control), nor does it plan to redeem the Series C-1 preferred stock. As such the Company believes it is not probable that the Series C-1 preferred stock will become redeemable.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 12 - Series C-1 Redeemable Convertible Preferred Stock, continued

The Company’s Series C-1 redeemable convertible preferred stock is summarized as follows at June 30, 2007:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

10	10	$100	$10,000

As of June 30, 2007, the Company was in default under the C-1 Agreement due to (A) the failure of the Company to timely file with the Securities and Exchange Commission (and deliver to the Buyer) its Annual Report on Form 10-K for the year ended June 30, 2007; and (B) the failure of the Company to prevent the suspension of trading of its Common Stock on the American Stock Exchange as a result of (A). The Buyer provided the Company with a waiver of these defaults based upon the Company’s consummation and receipt of $8,000 related to the issuance of subordinated debt described in Note 18 - Subsequent Events.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 13 - Equity Securities

Preferred Stocks
The Company’s preferred stocks consist of the following at June 30, 2007:

		Shares Issued
	Shares	and		Liquidation
June 30, 2007:	Authorized	Outstanding	Par Value	Preference
Preferred Stocks:
*Series C convertible	350	277	3	277
Series A-1 cumulative convertible	5,000	4,855	48	3,311
Total preferred stocks issued and outstanding	5,350	5,132	$51	$3,588

* Classes of preferred stock assumed in the ATEC reverse merger

One condition of the Agreement was to convert all outstanding shares of Series A Cumulative Convertible Preferred Stock (the “Series A”) and Series B Convertible Stock (the Series B”) into the Company’s common stock. As such, in June, 2006, the Company filed an Information Statement pursuant to Section 14 (c) of the Securities and Exchange Act of 1934, as amended, (the “Information Statement”). The Information Statement informs stockholders of actions to approve the amendments to the Certificate of Incorporation of the Company of actions taken and approved in May, 2006, by the holders of (a) voting stock of the Company holding shares entitling such holders to cast more than a majority of the votes entitled to be cast with respect to such actions, (b) a majority of the outstanding shares of Series A and (c) more than two-thirds of the outstanding shares of Series B, to make all of the Series A and Series B convertible into the Company’s common stock. Another condition of the Agreement required the Company to increase its authorized common shares from 70,000 shares to 150,000 shares.

Originally, each share of Series A was convertible at the option of the holder into shares of common stock at the conversion rate in effect at the time the holder elects to convert. The conversion rate was subject to adjustment upon the occurrence of certain events, including, among other things, subdivisions or combinations of the Company’s common stock, the payment by the Company of stock dividends on the common stock, and the issuance of shares of common stock for a consideration below an amount calculated under a formula.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 13 - Equity Securities, continued

On July 18, 2006, the Company filed an amendment to its Article of Incorporation which had the effect of (i) automatically converting each outstanding share of the Company’s Series A into two shares of common stock or an aggregate of 8 common shares. A Series A shareholder elected to have his 3 shares canceled. Accordingly, no shares of the Company’s common stock were issued to him as part of this conversion; (ii) eliminating the Series A from the Articles of Incorporation; (iii) automatically converting each of the 2 outstanding shares of the Company’s Series B into one share of common stock, thus issuing 2 common shares; and (iv) eliminating the Series B from the Articles of Incorporation.  These amendments were approved by written consent of a majority of the Company’s outstanding common stock and Series A Cumulative Convertible Preferred Stock and by the holder of all of the outstanding Series B Convertible Preferred shares.

In 2003 the Company authorized the satisfaction of loans due to the Company’s then Chief Executive Officer and one of its stockholders, by issuing 5 shares of a Series A-1 cumulative convertible preferred (the Series A-1”). The A-1 shares convert on a 1:1 basis into Company common stock subject to the definitive terms in the list of designations upon (i) the Company reaching $150,000 in sales or (ii) a merger, consolidation, sale of assets or similar transaction. The holders of shares shall not be entitled to any voting rights and have dissolution rights upon liquidation of $0.682 per share. The Series A-1 shares have a cumulative annual dividend of $0.0341 per share. In November 2006, the Company paid $124 of declared dividends for the period January 2006 through September 2006. As of June 30, 2007 the Company’s Board of Directors had not declared any dividend on the Series A-1 shares for the period October 1, 2006 through June 30, 2007. Such undeclared dividends amounted to $124.

On June 4, 2004, the Company was deemed by AMEX to be in compliance with applicable listing standards, and as a result, a “Triggering Event” occurred. Upon the occurrence of the Triggering Event, the holders of the Series K Convertible preferred shares (the “K shares”) (entities owned by certain relatives of the Company’s Chairman of the Board of Directors), in accordance with a defined formula and through May 2006, converted all of the K shares into 43,923 restricted shares of the Company’s common stock The holders of the K shares had demand registration rights with respect to the common stock to be issued upon conversion. As of June 30, 2007 the former Series K stockholders own or control approximately 50,179 shares or 76% of the total shares outstanding of the Company.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 13 - Equity Securities, continued

Common Stock
During the year ended June 30, 2007, the Company issued shares of its common stock as follows:

• 675 shares, resulting in $393 proceeds, in connection with exercises of options to purchase the Company’s common stock;

• 63 shares were issued to Series B-1 preferred stock shareholders in settlement of dividends earned for the quarter ended June 30, 2006;

• 357 and 245 shares were issued to Series B-1 and C-1 preferred stock shareholders, respectively, in settlement of dividends earned through the nine months ended March 31, 2007;

• 8 and 2 shares were issued to Series A and B shareholders, respectively, in connection with the conversion of Series A and B resulting from the July 18, 2006, amendment to the Company’s Article of Incorporation.

• In July 2007, 148 shares were issued to both Series B-1 and C-1 preferred stock shareholders in settlement on dividends earned for the quarter ended June 30, 2007.

Stock Options and Appreciation Rights
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

The 1997 Plan provides for the issuance of 6,000 shares of common stock. All options issued, pursuant to the 1997 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in option agreements. As of June 30, 2007, 1,317 options are outstanding under this plan. No additional shares can be granted under this plan.

The 2000 Plan provides for the issuance of 10,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock as of the first day of such calendar year, but in no event, more than 20,000 shares in the aggregate. All options issued, pursuant to the 2000 Plan, cannot have a term greater than ten years. Options granted under the 2000 Plan vest over periods established in option agreements. As of June 30, 2007, the 2000 Plan provides for the issuance of 20,000 shares of common stock. As of that date, 10,613 options are outstanding under this plan.

The Company recognized approximately $13 in income in connection with 100 previously issued stock appreciation rights (“SARs”). The SARs must be exercised between July 1, 2008 and December 31, 2008. The SARs are recorded at fair value and are marked to market at each reporting period. As of June 30, 2007, the total liability related to the SARs is $46;

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 13 - Equity Securities, continued

During the fiscal year ended June 30, 2007, 1,685 options were granted, as follows:

• 162 options to purchase the Company’s common stock were issued to members of the Company’s Board of Directors at the market price on the date of the grant and had vesting periods ranging from immediate to one year from the date of issuance;

• in connection with separation agreements involving two employees, the Company extended the exercise period of 155 options, 10 of which were exercised prior to December 31, 2006; 90 were forfeited as of December 31, 2006, the balance of 55 has been extended to September 20, 2008. As a result of the modification of these options, the Company recognized an additional $12 expense for the year ended June 30, 2007.

• 1,243 options to purchase the Company’s common stock were issued to employees of the Company at the market price on the date of the grant and vest over 3.28 years from the date of issuance. Of this amount, 445 were performance-based options, which were not earned as of June 30, 2007 and therefore, were forfeited. The performance based criteria were related to the Company achieving specific sales, gross profit, and ANDA filing requirements for the year ended June 30, 2007.

• 100 options to purchase the Company’s common stock were issued to an officer of the Company at the market price on the date of the grant and vest over 4.81 years from the date of issuance.

• 25 options to purchase the Company’s common stock were issued to an employee of the Company at the market price on the date of the grant and vest over 5.17 years from the date of issuance.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 13 - Equity Securities, continued

The following table summarizes the options activity for the period July 1, 2004 to June 30, 2007.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	10,489	$1.62
Options outstanding at July 01, 2004
Granted (a)	8,116	$1.53
Exercised	(1,097)	$0.57
Forfeited (a)	(4,854)	$3.29

Outstanding at June 30, 2005	12,654	$1.01

Granted	430	$1.16
Exercised	(700)	$0.68
Forfeited	(301)	$1.44

Outstanding at June 30, 2006	12,083	$1.02

Granted	1,685	$1.55
Exercised	(904)	$0.84
Expired	(240)	$1.87
Forfeited	(694)	$1.36

Outstanding at June 30, 2007	11,930	$1.08	$3,699

Exercisable at June 30, 2007	9,545	$1.07	$3,011

(a) Includes 4,854 options repriced at June 30, 2005

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The model incorporates exercise assumptions based on an analysis of historical data. The Company does not have a reasonable basis for estimating stock option forfeitures, so it assumes zero forfeitures in estimating the financial impact of granting options to purchase its common stock. The expected life of the fiscal 2007 grants is derived from historical and other factors. As a policy, the Company issues shares for exercised options upon receipt of the required funds, as stated in the Stock Option Agreement, and a properly executed intent-to-exercise form.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 13 - Equity Securities, continued

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	At	Contractual	Exercise	at	Exercise
Exercise Prices	June 30, 2007	Life	Price	June 30, 2007	Price
$0.45 - $0.68	5,220	5.05	$0.64	4,135	$0.63
$1.21 - $1.99	6,558	3.62	$1.33	5,258	$1.29
$3.13 - $6.80	152	1.30	$5.76	152	$5.76

	11,930	4.22		9,545

For the year ended June 30, 2007, the fair values of Company common stock options granted to employees were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 65% to 85% (2) risk-free interest rate ranging from 4.21% to 4.85% (3) Weighted-average volatility of 79% and (4) expected average lives ranging from 1.2 to 7.6 years.

The total unearned compensation cost of $1,767 for the total nonvested options as of June 30, 2007 of 2,401 will be recognized over a weighted average period of 2.88 years.

NOTE 14 - 401K Plan

In January 2006, the Company initiated a pre-tax savings plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 100% of the employee pre-tax contributions, up to 3% of the employee’s compensation plus 50% of pre-tax contributions that exceed 3% of compensation, but not to exceed 5% of compensation. The Company may also make profit-sharing contributions in its discretion which would be allocated among all eligible employees, whether or not they make contributions. Company contributions were approximately $317 for the year ended June 30, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 15 - Commitments and Contingencies

Legal Proceedings
An action was commenced on June 1, 2006, by Ray Vuono (“Vuono”) in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06).  The action alleged that plaintiff was owed an amount exceeding $10,000 in unpaid “finder’s fees” under an advisory agreement between plaintiff and Atec Group, Inc.

By motion dated July 26, 2006, the Company moved to dismiss Vuono’s complaint in its entirety.  Vuono cross-moved to disqualify the Company's counsel due to an alleged conflict of interest.  By recent decision and order dated March 29, 2007, the Court dismissed Vuono’s claims as they pertain to any fees claimed by Vuono related to a reverse merger of Interpharm, Inc. and the Company and declined to dismiss other claims.  The dismissed claims represent approximately $7,000 of the total of $10,000 claimed by Vuono.  The Court deferred its decision on Vuono’s motion to disqualify counsel, and held a hearing on the matter on September 24, 2007. A final decision on the motion to disqualify is not expected until early 2008. The action, including all discovery, is stayed pending the Court’s decision.

The Company will continue to vigorously defend the action.

In November 2006, a former employee commenced an action against us in the Supreme Court of the State of New York, County of Suffolk (Index No. 06/31481).  As of October 15, 2007, the action was voluntarily dismissed with prejudice, and without costs, expenses, or fees to either party. The complaint alleged violations of the New York State Human Rights Law and other unidentified rules, regulations, statutes and ordinances.

In May 2007, a former employee commenced an action against the Company with the New York State Division of Human Rights.  The complaint against the Company alleges claims of race discrimination. The total sought by the former employee in the action is unspecified.  The Company believes that the claims are without merit and the Company is vigorously defending the action.  Currently, the Company cannot predict with certainty the outcome of this litigation.

On October 8, 2007, Leiner Health Products LLC and the Company entered into a Settlement Agreement and Release (“Settlement”) in connection with an October 2005 manufacturing and supply agreement for ibuprofen tablets. As part of the Settlement, Leiner executed a Promissory Note for the amount it owed the Company. On October 12, 2007, the Company notified Leiner that one lot of this product was subject to a voluntary recall. Leiner has subsequently threatened to hold any additional payments under the Settlement until they receive reasonable assurances from the Company that the additional lots in their possession would not be subject to the recall as well. If all lots were recalled, Leiner would be entitled to a reimbursement by the Company of approximately $256. However, the Company does not believe any further lots will be recalled.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 15 - Commitments and Contingencies, continued

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

Operating Lease
Property Lease
In January 2007 the Company entered into a seven year non-cancellable operating lease for approximately 20 square feet of office space. The lease provides the Company an option to extend the lease for a period of three years. According to the terms of the lease the base annual rental for the first year will be $261 and will increase by 3% annually thereafter. Further, the Company is required to pay for renovations to the facility, currently estimated at approximately $300.

Rent is recorded on a straight line basis over the life of the lease. Deferred rent relating this lease at June 30, 2007 was $5. Future non-cancellable payments under this operating lease are as follows:

For the Year Ending June 30,	Amount
2008	$412
2009	270
2010	278
2011	287
2012	295
Thereafter	591

Total	$2,133

Significant Contracts

Tris Pharmaceuticals, Inc
During February 2005, the Company entered into an agreement (“Solids Agreement”), for solid dosage products (“solids”) with Tris. In July 2005, the Solids Agreement was amended. According to the terms of the Solids Agreement, as amended, the Company will collaborate with Tris on the development, manufacture and marketing of eight solid oral dosage generic products. The amendment to this agreement requires Tris to deliver Technical Packages for two soft-gel products and one additional solid dosage product. Some of the products included in this agreement, as amended, may require the Company to challenge the patents for the equivalent branded products.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 15 - Commitments and Contingencies, continued

This agreement, as amended, provides for payments of an aggregate of $4,800 to Tris, whether or not regulatory approval is obtained for any of the solids products. The Solids Agreement also provides for an equal sharing of net profits for each product, except for one product, that is successfully sold and marketed, after the deduction and reimbursement of all litigation-related and certain other costs. The excluded product provides for a profit split of 60% for the Company and 40% for Tris. Further, this agreement provides the Company with a perpetual royalty-free license to use all technology necessary for the solid products in the United States, its territories and possessions.

In April 2006, the Company and Tris further amended the Solids Agreement. This second amendment required Tris to deliver a Technical Package for one additional solid dosage product.
Further, terms of this second amendment required the Company to pay to Tris an additional $300 associated with the original agreement.

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

For the years ended June 30, 2007, 2006 and 2005, the Company recorded as research and development expense approximately $1,915, $2,110, and $1,400, respectively, in connection with these agreements. Further, since inception, we have incurred approximately $5,425 of research and development costs associated with the Tris agreements of which the Company has paid the full amount due as of June 30, 2007. The combined costs of these agreements could aggregate up to $5,800. The balance on the solids agreement, as amended, of $375 could be paid within two years if all milestones are reached. There is no outstanding balance to be paid related to the liquid agreement as of June 30, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 15 - Commitments and Contingencies, continued

Watson Pharmaceuticals, Inc.
On October 3, 2006, the Company entered into a termination and release agreement (the “Termination Agreement”) with Watson Laboratories, Inc. (“Watson”) terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which the Company manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to the Company thereby enabling it to market the Product. Further, Watson was required to turn over to the Company its current customer list for this Product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and the Company in turn invoiced Watson $42 for repacking.  The net affect was a reduction of $99 to the Company’s net sales during the year ended June 30, 2007. In consideration of the termination of Watson’s rights under the Supply Agreement, the Company is to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the termination agreement. Upon entering the Termination Agreement, the Company determined the net present value of the obligation and accordingly increased Accounts payable, accrued expenses and other liabilities and Contract termination liability by $367 and $1,287, respectively. The imputed interest of $345 will be amortized over the remaining life of the obligation using the effective interest rate method. At June 30, 2007, contract termination liability of $386 and $1,356 are included in Accounts payable, accrued expenses and other liabilities and Contract termination liability, respectively.

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

(In thousands, except per share data)

NOTE 15 - Commitments and Contingencies, continued

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

On December 28, 2006, the Company extended the terms as set forth above to extend the subscription term through year five which will require quarterly payments of $25 through December 31, 2009.

Future minimum annual payments for the software license are as follows:

For the Year Ended June 30,	Amount
2008	116
2009	108
2010	50

Total	$274

Employment Agreements

The Company has entered into employment arrangements with certain key employees as follows:

In June 2005, the Company entered into a three year employment agreement with its CEO, under which his annual base salary is presently $300. The CEO received an initial annual base salary of $200 together with reimbursement of certain expenses. He will be eligible to receive an annual incentive bonus based on achievement of performance goals set by the Board of Directors or Compensation Committee each year and the incentive bonus for fiscal 2007. He has received fully vested options to purchase 3,000 shares of common stock at $1.23. If his employment is terminated for the remaining contract term by the Company without cause or he resigns for good reason (as defined in the employment agreement), he will receive an amount equal to 3 months base salary (currently totaling $75) and the continuation of health benefits for a period of 3 months.

In January 2007, the Company entered into a three year employment agreement with its CFO. The agreement provides for a base salary of $237, a sign-on bonus of $35 and reimbursement of certain expenses. The agreement includes a target annual incentive opportunity of not less than 50% of the salary (the “Target Annual Bonus”). The amount actually paid shall be determined on the basis of objective performance measures. In addition he was awarded an option for 100 shares of common stock exercisable at $1.62 per share which vest over 5 years. In July 2007, the CFO was also elected as the Chief Operating Officer and his compensation was increased to $275.

In January 2005, the Company entered into a three year employment agreement beginning April 2005 with its Vice President of Sales and Marketing. In 2006, this individual was promoted to Executive Vice President. The agreement provides for a base salary of $236 and reimbursement of certain expenses.

In February 2005, the Company entered into a five year employment agreement with its Vice President of Intellectual Property. In 2006, this individual was promoted to Vice President - General Counsel. The agreement originally provided for a base salary of $237 (which was subsequently increased to $250), and reimbursement of certain expenses.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 16 - Economic Dependency

Major Customers
The Company had the following customer revenue concentrations for the years ended June 30, 2007, 2006 and 2005:

	Year Ended June 30,
	2007	2006	2005
Customer A	15%	13%	*
Customer B	15%	*	*
Customer C	12%	13%	*
Customer D	10%	10%	11%
Customer E	10%	17%	*
Customer F	*	*	22%
Customer G	*	*	23%

*Sales to customers were less than 10%

The Company complies with its supply agreement to sell various strengths of Ibuprofen, and commencing October 2005, various strengths of Naproxen, to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer “C” above.

	Accounts Receivable
	June 30,
	2007	2006
Customer A	$3,161	$5,959
Customer B	1,202	—
Customer C	1,536	906
Customer D	1,480	3,521
Customer E	610	2,374
Customer F	131	494
Customer G	91	—

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 16 - Economic Dependency, continued

The table below sets forth sales for those products or classes of products that accounted for 10% or more of our total product sales for the years ended June 30, 2007, 2006 and 2005:
	Year Ended June 30,
	2007	2006	2005
Ibuprofen	$31,149	$33,836	$27,970
Bactrim	17,471	*	*
Naproxen	12,221	9,401	*
Esterified Estrogen	11,199	8,100	*
Atenolol	*	*	4,819
* Sales of products were less than 10%

Major Suppliers
The Company purchased materials from four suppliers during the year ended June 30, 2007 totaling approximately 67%, two suppliers during the year ended June 30, 2006 totaling approximately 59%, and three suppliers during the year ended June 30, 2005 totaling approximately 70%. At June 30, 2007 and 2006, amounts due to these suppliers included in accounts payable were approximately $6,348 and $3,900, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 17 - Quarterly Financial Data (Unaudited)

Summarized quarterly financial information consists of the following:

	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007
Sales, net	$22,827	$17,479	$19,910	$15,371
Gross profit	8,977	4,036	6,375	2,279
Net income (loss)	1,630	(4,124)	(1,852)	(9,712)

Basic EPS	$(0.00)	$(0.07)	$(0.04)	$(0.15)
Diluted EPS	$(0.00)	$(0.07)	$(0.04)	$(0.15)

	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	June 30, 2006
Sales, net	$14,547	$16,213	$16,110	$16,485
Gross profit	3,983	5,179	3,999	4,267
Net income (loss)	(447)	609	(1,499)	(2,453)

Basic EPS	$(0.01)	$0.02	$(0.05)	$(0.08)
Diluted EPS	$(0.01)	$0.01	$(0.05)	$(0.08)

During the fourth quarter of 2007, the Company reduced the carrying value of inventory on hand by $1,157 that was determined to have a carrying value in excess of market.

The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary to fairly present the results of the interim periods presented. All adjustments are of a normal recurring nature. The sum of the quarterly EPS amounts may not equal the full year amounts due to rounding.

NOTE 18 - Subsequent Events

On October 26, 2007, the Company and Wells Fargo Business Credit finalized a Forbearance Agreement that terminates on December 31, 2007, which was subsequently amended on November 12, 2007. As of June 30, 2007, the Company had defaulted under the Senior Credit Agreement with respect to (i) financial reporting obligations, including the submission of its annual audited financial statements for the fiscal year ending June 30, 2007, and (ii) financial covenants related to minimum net cash flow, maximum allowable leverage ratio, maximum allowable total capital expenditures and unfinanced capital expenditures for the fiscal year ended June 30, 2007 (collectively, the “Existing Defaults”). In accordance with the Forbearance Agreement, WFBC has agreed to waive the Existing Defaults based upon the Borrower’s consummation and receipt of $8,000 related to the issuance of subordinated debt described below. The parties have agreed to establish financial covenants for fiscal year 2008 prior to the conclusion of the Forbearance Period.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 18 - Subsequent Events, continued

On November 7, 2007 and November 14, 2007, as required by the Forbearance Agreement, the Company received a total of $8,000 in gross proceeds from the issuance and sale of subordinated debt.

On November 7, 2007, Dr. Maganlal K. Sutaria, the Chairman of the Company’s Board of Directors, and Vimla M. Sutaria, his wife, loaned $3,000 to the Company pursuant to a Junior Subordinated Secured 12% Promissory Note due 2010 (the “Sutaria Note”). Interest of 12% per annum on the Sutaria Note is payable quarterly in arrears, and for the first 12 months of the note’s term, may be paid in cash, or additional notes (“PIK Notes”), at the option of the Company. Thereafter, the Company is required to pay at least 8% interest in cash, and the balance, at its option, in cash or PIK Notes.

Repayment of the Sutaria Notes is secured by liens on substantially all of the Company’s property and real estate. Pursuant to intercreditor agreements, the Sutaria Notes are subordinated to the liens held by WFBC and the holders of the STAR Notes described below.

On November 14, 2007, the Company issued and sold an aggregate of $5,000 of Secured 12% Promissory Notes Due 2009 (the “STAR Notes”) in the following amounts to the following parties:

Tullis-Dickerson Capital Focus III, L.P. (“Tullis”)	$833
Aisling Capital II, L.P. (“Aisling”)	$833
Cameron Reid (“Reid”)	$833
Sutaria Family Realty, LLC (“SFR”)	$2,500

The $5,000 proceeds were deposited in escrow on November 14, 2007 and will be released from escrow upon the Company receiving the waiver of the Existing Defaults from WFBC in writing in accordance with the terms of the Forbearance Agreement.

Tullis is an investor in the Company and the holder of its Series B-1 Convertible Preferred Stock. Aisling is also an investor in the Company and the holder of its Series C-1 Convertible Preferred Stock. Reid is the Company’s Chief Executive Officer and SFR is owned by Company shareholders who control approximately 54% of the Company’s voting stock (the “Major Shareholders”), including Raj Sutaria, who is a Company Executive Vice President.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 18 - Subsequent Events, continued

Interest of 12% per annum on the STAR Notes is payable quarterly in arrears, and may be paid, at the option of the Company, in cash or PIK Notes. Upon the Company obtaining stockholder approval and ratification of the issuance of the STAR Note financing and making the necessary filings with the SEC in connection therewith (the “Stockholder Approval”), which is to occur no earlier than January 18, 2008 and no later than the later of February 28, 2008 or such later date as may be necessary to address SEC comments on the Company’s Information Statement on Schedule 14C, the STAR Notes shall be exchanged for:

•
Secured Convertible 12% Promissory Notes due 2009 (the “Convertible Notes”) in the original principal amount equal to the principal and accrued interest on the STAR Notes through the date of exchange. The conversion price of the Convertible Notes is to be $0.95 per share and interest is to be payable quarterly, in arrears, in either cash or PIK Notes, at the option of the Company;

•	Warrants to acquire an aggregate of 1,842 shares of Common Stock (the “Warrants”) with an exercise price of $0.95 per share.

Each of the Convertible Notes and Warrants are to have anti-dilution protection with respect to issuances of Common Stock, or common stock equivalents at less than $0.95 per share such that their conversion or exercise price shall be reset to a price equal to 90% of the price at which shares of Common Stock or equivalents are deemed to have been issued.

The repayment of the STAR and Convertible Notes is secured by a second priority lien on substantially all of the Company’s property and real estate. Pursuant to intercreditor agreements, the STAR Note financing liens are subordinate to those of WFBC, but ahead, in priority, of the Sutaria Notes.

Also, upon the Company obtaining the Stockholder Approval, the Series B-1 and Series C-1 Convertible Preferred Stock held by Tullis and Aisling shall be exchangeable for shares of a new Series D-1 Convertible Preferred Stock, which shall be substantially similar to the B-1 and C-1 Convertible Preferred Stock other than the Conversion price which is to be $0.95 per share instead of $1.5338 per share.

Pursuant to the terms of the Securities Purchase Agreements for the Company’s Series B-1 and C-1 Convertible Preferred Stock, the consent of Tullis and Aisling was required for the issuance of the Sutaria Notes and for the STAR Note financing. In consideration for that consent, the Company has agreed to exchange 2,282 warrants to purchase Company Common Stock held by each of Tullis and Aisling with an exercise price of $1.639 per share for new warrants with an exercise price of $0.95 per share. In addition, the Major Shareholders have agreed to give Tullis and Aisling tag along rights on certain sales of Company common stock.