Form 10-Q
period 2007-09-30
INTERPHARM HOLDINGS INC
filed 2007-12-19
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

 Commission File Number 0-22710

INTERPHARM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3673965
State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification Number)

75 Adams Avenue, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

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

YES ☐   NO ☒

As of the close of business on December 12, 2007, there were 66,738 shares of the Registrant's $0.01 par value per share Common Stock outstanding.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements & Notes	1-34

Item 2.	Managements Discussion & Analysis of Financial Condition and Results of Operations	35-47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	48

PART II	Other Information Required in Report

Item 1.	Legal Proceedings	49

Item 6.	Exhibits	50

Signatures Page		51

Exhibits/Certifications		52-55

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 30,	June 30,
	2007	2007
	(Unaudited)
CURRENT ASSETS

Cash	$68	$72
Accounts receivable, net	16,322	12,945
Inventories, net	12,884	17,295
Prepaid expenses and other current assets	2,618	1,794
Deferred tax assets	—	21

Total Current Assets	31,892	32,127

Land, building and equipment, net	35,462	34,498
Deferred tax assets	5,975	5,954
Investment in APR, LLC	1,023	1,023
Other assets	633	772

TOTAL ASSETS	$74,985	$74,374

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2007	2007
	(Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt	$17,706	$12,057
Accounts payable, accrued expenses and other liabilities	20,003	18,542

Total Current Liabilities	37,709	30,599

OTHER LIABILITIES
Long-term debt, less current maturities	14,082	14,488
Contract termination liability	1,382	1,356
Other liabilities	240	5

Total Other Liabilities	15,704	15,849

TOTAL LIABILITIES	53,413	46,448

COMMITMENTS AND CONTINGENCIES

Series B-1 Redeemable Convertible Preferred Stock: 15 shares authorized; issued and outstanding - 10 at September 30, 2007 and June 30, 2007; liquidation preference of $10,000	8,155	8,155

Series C-1 Redeemable Convertible Preferred Stock: 10 shares authorized; issued and outstanding - 10 at September 30, 2007 and June 30, 2007; liquidation preference of $10,000	8,352	8,352

STOCKHOLDERS’ EQUITY
Preferred stocks, 10,000 shares authorized; issued and outstanding - 5,132 at September 30, 2007 and June 30, 2007; aggregate liquidation preference of $3,588 at September 30, 2007 and June 30, 2007.	51	51
Common stock, $0.01 par value, 150,000 shares authorized; shares issued - 66,738 and 65,886 respectively.	667	659
Additional paid-in capital	30,282	29,530
Accumulated other comprehensive (loss) income	(208)	10
Accumulated deficit	(25,727)	(18,831)

TOTAL STOCKHOLDERS’ EQUITY	5,065	11,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,985	$74,374

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,
	2007	2006

SALES, Net	$17,715	$22,827

COST OF SALES(including related party rent expense of $165 and $102 for the three months ended September 30, 2007 and 2006, respectively)	16,639	13,850

GROSS PROFIT	1,076	8,977

OPERATING EXPENSES
Selling, general and administrative	3,772	2,637
Related party rent	—	18
Research and development	3,458	3,419
TOTAL OPERATING EXPENSES	7,230	6,074

OPERATING (LOSS) INCOME	(6,154)	2,903
OTHER EXPENSES
Interest expense, net	742	287

(LOSS) INCOME BEFORE INCOME TAXES	(6,896)	2,616

PROVISION FOR INCOME TAXES	—	986

NET (LOSS) INCOME	(6,896)	1,630

Preferred stock beneficial conversion feature	—	1,094
Preferred stock dividends	41	293

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,937)	$243

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic (loss) earnings per share	$(0.10)	$0.00
Diluted (loss) earnings per share	$(0.10)	$0.00

Basic weighted average shares and equivalent shares outstanding	66,196	64,720

Diluted weighted average shares and equivalent shares outstanding	66,196	67,857

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Compre-hensive (Loss)	Accumulated	Total Stock- Holders
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE – June 30, 2007	5,132	$51	65,886	$659	$29,530	$10	$(18,831)	$11,419

Shares issued for options and warrants exercised			556	6	(1)			5
Series B-1 dividends paid with common stock			148	1	205			206
Series C-1 dividends paid with common stock			148	1	205			206
Stock based compensation and modification expense					343			343
Change in fair value of interest rate swap						(218)		(218)
Net loss							(6,896)	(6,896)

BALANCE – September 30, 2007	5,132	$51	66,738	$667	$30,282	$(208)	$(25,727)	$5,065

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
INCOME (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2007	2006

NET (LOSS) INCOME	$(6,896)	$1,630

OTHER COMPREHENSIVE (LOSS) INCOME
Change in fair value of interest rate swap	(218)	13

TOTAL COMPREHENSIVE (LOSS) INCOME	$(7,114)	$1,643

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(6,896)	$1,630
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accreted non-cash interest expense	34	—
Depreciation and amortization	904	502
Amortization of deferred financing fees	30	30
Stock based compensation expense	343	211
Deferred tax expense (benefit)	—	986
Excess tax benefit from exercise of stock options	—	(28)
Write-down of inventory	975	—
Changes in operating assets and liabilities:
Accounts receivable	(3,377)	(356)
Inventories	3,436	358
Prepaid expenses and other current assets	(823)	(135)
Accounts payable, accrued expenses and other liabilities	1,893	1,013
Deferred revenue	—	(3,167)
Total adjustments	3,415	(586)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,481)	1,044

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of machinery and equipment, net	(1,507)	(930)
Deposits and other long-term assets	(51)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,558)	(930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series C-1 preferred stock and warrants, net	—	9,993
Expenditures relating to sale of Series B-1 preferred stock and warrants	—	(70)
Proceeds from options exercised	5	142
Proceeds from long-term debt	—	240
Excess tax benefit from exercise of stock options		28
Collections on stock subscription receivable	—	57
Proceeds from line of credit	5,581	—
Repayments of long-term debt	(551)	(439)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,035	9,951

NET (DECREASE) INCREASE IN CASH	(4)	10,065
CASH – Beginning	72	1,438
CASH – Ending	$68	$11,503

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$645	$314

Non-Cash Investing or Financing Transactions:
Tax Benefit in connection with exercise of stock options	$—	$28

Acquisition of machinery and equipment in exchange for capital lease payable	$212	$156

Reclassification of equipment deposits to building and equipment	$150	$—

Series B-1 dividends paid with common stock	$206	$79

Series C-1 dividends paid with common stock	$206	$—

Accrual of Series B-1 dividends	$—	$211

Accrual of Series C-1 dividends	$—	$41

Change in fair value of interest rate swap	$(218)	$13

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1 - Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its subsidiaries that are hereafter referred to as the “Company”. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business
The Company, through its wholly-owned subsidiary, Interpharm, Inc. (“Interpharm, Inc.”), is in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products for wholesale distribution throughout the United States.

Revenue Recognition
The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for chargebacks and other sales allowances including discounts, rebates, etc., are reasonably determinable, and when collectibility is reasonably assured. Accruals for these provisions are presented in the condensed consolidated financial statements as reductions to revenues. Accounts receivable are presented net of allowances relating to the above provisions of $4,480 and $4,865 at September 30, 2007 and June 30, 2007, respectively.

In addition, the Company is party to supply agreements with certain pharmaceutical companies under which, in addition to the selling price of the product, the Company receives payments based on sales or profits associated with these products realized by its customer. The Company recognizes revenue related to the initial selling price upon shipment of the products as the selling price is fixed and determinable and no right of return exists. The additional revenue component of these agreements is recognized by the Company at the time its customers record their sales and is based on pre-defined formulas contained in the agreements. Receivables related to this revenue of $619 and $594 at September 30, 2007 and June 30, 2007, respectively, are included in “Accounts receivable, net” in the accompanying Condensed Consolidated Balance Sheets.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Stock Based Compensation
The Company accounts for stock based compensation arrangements using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). The Company estimates fair value of employee stock options using the Black Scholes Model. Key assumptions in the Black Scholes model include stock price, expected volatility, risk free interest rate, expected life, and expected forfeiture rates. The compensation cost of these arrangements is recognized over the requisite service period, which in the case of employees is often the vesting period. As a result, the Company’s net loss before taxes for the three months ended September 30, 2007 and its net income before taxes for the three month period ended September 30, 2006 included a non cash stock based compensation expense of $343 and $211, respectively.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 2 - Summary of Significant Accounting Policies, continued

New Accounting Pronouncements

On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No.109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. Adoption of the provisions of FIN 48 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or its cash flows for the three months ended September 30, 2007 (see Note 9).

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This guidance was effective for the Company as of July 1, 2007.   Adoption of the provisions of SFAS 156 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or its cash flows for the three months ended September 30, 2007.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 2 - Summary of Significant Accounting Policies, continued

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement No. 5. FSP 00-19-2 applies immediately to any registration payment arrangements entered into subsequent to the issuance of FSP 00-19-2. This guidance was effective for the Company as of July 1, 2007.  Adoption of the provisions of FSP 00-19-2 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or its cash flows for the three months ended September 30, 2007.

In February 2007, the FASB issued Statement (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 3 – Management’s Liquidity Plan

At September 30, 2007 the Company had an accumulated deficit of $25,727 and operating activities used $3,481 of cash for the three months then ended. In an effort to meet the Company’s cash requirements and generate positive cash flows from operations management has taken various actions and steps to revise its operating and financial requirements, including:

•	Seeking additional financing from our existing shareholders and other strategic investors, including $8,000 raised in November 2007 (see Note 18 – Subsequent Events)
•	Reducing headcount to an efficient level while still carrying out the Company’s future growth plan
•	Increasing revenue through the launch of new products, identifying new customers and expanding relationships with existing customers
•	Scaling back the Company’s research and development activities to the extent necessary to be able to fund operations and continue to execute the Company’s overall business plan

Management believes that the plans and initiatives described above will result in sufficient liquidity to meet cash requirements at least through September 30, 2008. However, there can be no assurance that the Company will achieve its cash flow and profitability goals, that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans or, if capital is available, that it will be available on terms acceptable to the Company. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 4 - Accounts Receivable

Accounts receivable are comprised of amounts owed to the Company through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns, discounts, rebates and customer chargebacks. Allowances for doubtful accounts were approximately $30 at September 30, 2007 and June 30, 2007. The allowance for doubtful accounts is based on a review of specifically identified accounts, in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances relating to discounts, rebates, and customer chargebacks were $4,480 and $4,865 at September 30, 2007 and June 30, 2007, respectively. The Company sells some of its products indirectly to various government agencies referred to below as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

The changes in the allowance for customer chargebacks, discounts and other credits that reduced gross revenue for the three months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,
	2007	2006

Reserve balance - beginning	$4,865	$2,315

Actual chargebacks, discounts and other credits taken in the current period (a)	(5,003)	(2,732)

Current provision related to current period sales	4,618	2,357
Reserve balance - ending	$4,480	$1,940

(a) Actual chargebacks, discounts and other credits are determined based upon the customer’s application of amounts taken against the accounts receivable balance.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 5 - Inventories

Inventories consist of the following:

	September 30, 2007	June 30, 2007
	(Unaudited)
Finished goods	$3,764	$3,085
Work in process	4,891	7,260
Raw materials	3,695	6,286
Packaging materials	764	664
Total	$13,114	$17,295
Less: Reserve for obsolescence	(230)	—
Total	$12,884	$17,295

The Company reduces the carrying value of inventories to a lower of cost or market basis for inventory whose net book value is in excess of market. Aggregate reductions in the carrying value with respect to inventories still on hand at September 30, 2007 and June 30, 2007 that were determined to have a carrying value in excess of market were $745 and $1,157, respectively.  As a result, the Company reduced the carrying value of inventory on hand to its market value by these amounts as of September 30, 2007 and June 30, 2007, respectively.

The Company performs a quarterly review of inventory items to determine if an obsolescence reserve adjustment is necessary. The allowance not only considers specific items and expiration dates, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve value at September 30, 2007 was $230.

NOTE 6 - Land, Building and Equipment

Land, building and equipment consist of the following:

	September 30, 2007	June 30, 2007	Estimated Useful Lives
	(Unaudited)
Land	$4,924	$4,924	N/A
Building	12,460	12,460	39 Years
Machinery and equipment	17,670	16,881	5-7 Years
Computer equipment	2,587	2,065	3-5 Years
Construction in Progress	188	186	N/A
Furniture and fixtures	982	953	5 Years
Leasehold improvements	4,912	4,386	5-15 Years
	43,723	41,855
Less: accumulated depreciation and amortization	8,261	7,357
Land, Building and Equipment, net	$35,462	$34,498

Depreciation and amortization expense for the three months ended September 30, 2007 and 2006 was approximately $904 and $458, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 7 - Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

	September 30, 2007	June 30, 2007
	(Unaudited)

Inventory purchases	$11,316	$9,525
Research and development expenses	3,468	3,003
Other	5,219	6,014

Total	$20,003	$18,542

NOTE 8 - Debt

Long-term Debt

  A summary of the outstanding long-term debt is as follows:
	September 30, 2007	June 30, 2007
	(Unaudited)

Revolving credit facility	$15,447	$9,866
Real estate term loan	10,734	10,933
Machinery and equipment term loans	5,257	5,601
Capital leases	415	183
	31,853	26,583
Less: amount representing interest on capital leases	65	38

Total long-term debt	31,788	26,545

Less: current maturities	17,706	12,057

Long-term debt, less current maturities	$14,082	$14,488

In February, 2006, the Company entered into a four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided an original maximum credit facility of $41,500 comprised of:

• $22,500 revolving credit facility (the “facility”)
• $12,000 real estate term loan
• $ 3,500 machinery and equipment (“M&E”) term loan
• $ 3,500 additional / future capital expenditure facility

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 8 – Debt, continued

The funds made available through this facility paid down, in its entirety, the $20,445 owed on the previous credit facility. The revolving credit facility borrowing base is calculated as (i) 85% of the Company’s eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory are capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance of approximately $8,800 is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, the Company is permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months. As of September 30, 2007, there was approximately $150 available for additional capital expenditure borrowings.

The WFBC credit facility is collateralized by substantially all of the assets of the Company. In addition, the Company is required to comply with certain financial covenants. As of June 30, 2007, the Company had defaulted under the Senior Credit Agreement with respect to (i) financial reporting obligations, including the submission of its annual audited financial statements for the fiscal year ended June 30, 2007, and (ii) financial covenants related to minimum net cash flow, maximum allowable leverage ratio, maximum allowable total capital expenditures and unfinanced capital expenditures (collectively, the “Defaults”). WFBC has waived the Defaults based upon the Company’s consummation and receipt of $8,000 related to the issuance of subordinated debt described in Note 18 - Subsequent Events. As of September 30, 2007, the Company had defaulted under the Senior Credit Agreement with respect to its financial reporting obligations, including the submission of its quarterly financial statements for the three months ended September 30, 2007. WFBC has waived this default as of September 30, 2007. There were no additional covenants in place at September 30, 2007.

The revolving credit facility and term loans bear interest at a rate of the prime rate less 0.5% or, at the Company’s option, LIBOR plus 250 basis points. However, as a result of the defaults discussed above, the Company was charged interest at the default rate of prime plus 1.0% from July 1, 2007 through September 30, 2007. Subsequent to September 30, 2007 and through the forbearance period, interest will be charged at a rate of prime plus 2.5%. At September 30, 2007, the interest rate on this debt was 8.75%. Pursuant to the requirements of the WFBC agreement, the Company has put in place a lock-box arrangement. The Company will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

In connection with WFBC credit facility, the Company incurred deferred financing costs of $482, which are being amortized over the term of the WFBC credit facility and are included in Other Assets. Of this amount, $30 has been recognized as amortization expense for the three months ended September 30, 2007 and 2006.

With respect to the real estate term loan and the $3,500 M&E loan, the Company entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. However, as a result of the defaults discussed above, the Company was charged interest at the default rates of 9.06% and 9.50%, respectively from July 1, 2007 through September 30, 2007. Subsequent to September 30, 2007 and through the forbearance period, interest will be charged at 10.56% and 11.00% respectively. The swaps mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at September 30, 2007 and June 30, 2007 was approximately $(208) and $10 and is included in Other Liabilities and Other Assets, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 8 – Debt, continued

Capital Leases

The Company has acquired equipment under a capital lease with annual interest at 8.89% that expires September 2012. The asset and liability under the capital lease is recorded at the fair value of the asset. The cost of the asset included in machinery and equipment is $138 for the three months ended September 30, 2007. The asset is depreciated over its estimated useful life.

On September 14, 2007, the Company acquired equipment under a capital lease with annual interest at 9.23% that expires August 2010. The asset and liability under the capital lease is recorded at the fair value of the asset. The cost of the asset included in computer equipment is $211 for the three months ended September 30, 2007. The asset is depreciated over its estimated useful life.

NOTE 9- Income Taxes

At September 30, 2007, the Company has remaining Federal net operating losses (“NOLs”) of $39,009 available through 2027. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of the Federal NOLs is limited. As a result of losses incurred in fiscal years 2005, 2006 and 2007, which indicate uncertainty as to the Company’s ability to generate future taxable income, the “more-likely-than-not” standard has not been met and therefore some amount of the Company’s deferred tax asset may not be realized. As such, the company recorded a partial valuation allowance against its deferred tax assets as of September 30, 2007.

In calculating its tax provision for the three month periods ended September 30, 2007 and 2006, the Company applied aggregate effective tax rates of approximately 0% and 38%, respectively, thereby creating income tax expense of $0 and $986, respectively, and adjusted its deferred tax assets by like amounts. The decrease in effective tax rates is the result of the Company increasing its valuation allowance during the three months ended September 30, 2007.

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 9- Income Taxes, continued

Based on the company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for its significant jurisdictions, United States Federal and New York State Corporate income tax returns for tax years ended June 30, 2004 through June 30, 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  In addition, the company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.    There were no amounts accrued for penalties or interest as of or during the three months ended September 30, 2007.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

NOTE 10- Earnings (Loss) Per Share

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30,
	2007	2006
Numerator:
Net (loss) income	$(6,896)	$1,630
Less: Preferred stock dividends
Series A-1	(41)	(41)
Series B-1	—	(211)
Series C-1	—	(41)
Less: Series C-1 beneficial conversion feature	—	(1,094)
Net income (loss) attributable to common stockholders	$(6,937)	$243
Denominator:
Denominator for basic and diluted EPS weighted average shares outstanding	66,196	64,720
Effect of dilutive securities:
Stock options	—	3,137
Denominator for diluted EPS	66,196	67,857

Basic EPS:	$(0.10)	$0.00
Diluted EPS:	$(0.10)	$0.00

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 10- Earnings (Loss) Per Share, continued

Stock options, warrants and convertible preferred stock, equivalent to 28,502 and 18,056 shares of the Company’s common stock, were not included in the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively, as their inclusion would be antidilutive.

As of September 30, 2007, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

Common stock outstanding	66,738
Stock options outstanding	10,892
Warrants outstanding	4,564
Common stock issuable upon conversion of preferred stocks:
Series C	6
Series A-1 (maximum contingent conversion) (a)	4,855
Series B-1	6,520
Series C-1	6,520

Total (b)	100,095

(a)	The Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.

(b)
Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through July 24, 2017 (the end of the current vesting and conversion periods).

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 11 – Series B-1 Redeemable Convertible Preferred Stock

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

For the three months ended September 30, 2007, the Company issued 148 shares of common stock as payment of $206 of previously accrued dividends. In connection with the Consent and Waiver Agreement (discussed in Note 8 - Debt and Note 18 - Subsequent Events), Tullis waived their rights to receive dividends for the quarters ended September 30, 2007 and December 31, 2007.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the B-1 shares as temporary equity and the value ascribed to the B-1 shares upon initial issuance in May 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,704 of the gross proceeds of the sale of B-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,418 to accumulated deficit during the quarter ended June 30, 2006. The non-cash charge measures the difference between the relative fair value of the B-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. As of June 30, 2007, the Company had defaulted under the Senior Credit Agreement with respect to the Existing Defaults, as described in Note 8 – Debt, and WFBC has waived the Defaults. The Company does not expect to be in default in the future under its credit facility (the only redemption feature outside of its control), nor does it plan to redeem the Series B-1 preferred stock. As such the Company believes it is not probable that the Series B-1 preferred stock will become redeemable.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 11 – Series B-1 Redeemable Convertible Preferred Stock, continued

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 11 – Series B-1 Redeemable Convertible Preferred Stock, continued

The Company’s Series B-1 redeemable convertible preferred stock is summarized as follows at September 30, 2007:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

15	10	$100	$10,000

As of June 30, 2007, the Company was in default under the Securities Purchase Agreement due to (A) the failure of the Company to timely file with the Securities and Exchange Commission (and deliver to Tullis) its Annual Report on Form 10-K for the year ended June 30, 2007; and (B) the failure of the Company to prevent the suspension of trading of its Common Stock on the American Stock Exchange as a result of (A). Tullis provided the Company with a waiver of these defaults based upon the Company’s consummation and receipt of $8,000 related to the issuance of subordinated debt described in Note 18 - Subsequent Events. In addition, the Company notified Tullis that it would be in default under the Securities Purchase Agreement due to the failure of the Company to timely file with the Securities and Exchange Commission (and deliver to Tullis) its Form 10-Q for the three months ended September 30, 2007.  Tullis provided the Company with a waiver of this default on November 15, 2007.

NOTE 12 – Series C-1 Redeemable Convertible Preferred Stock

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 12 – Series C-1 Redeemable Convertible Preferred Stock, continued

For the three months ended September 30, 2007, the Company issued 148 shares of common stock as payment of $206 of previously accrued dividends. In connection with the Consent and Waiver Agreement (discussed in Note 8 – Debt and Note 18 - Subsequent Events), Aisling waived their rights to receive dividends for the quarters ended September 30, 2007 and December 31, 2007.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the C-1 shares as temporary equity and the value ascribed to the C-1 shares upon initial issuance in September 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,641of the gross proceeds of the sale of C-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,094 to Accumulated deficit during the quarter ended September 30, 2006. The non-cash charge measures the difference between the relative fair value of the C-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. As of June 30, 2007, the Company had defaulted under the C-1 Agreement with respect to the Existing Defaults, as described in Note 8 – Debt, and WFBC has waived the Defaults. The Company does not expect to be in default in the future under its credit facility (the only redemption feature outside of its control), nor does it plan to redeem the Series C-1 preferred stock. As such the Company believes it is not probable that the Series C-1 preferred stock will become redeemable.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 12 – Series C-1 Redeemable Convertible Preferred Stock, continued

The Company’s Series C-1 redeemable convertible preferred stock is summarized as follows at September 30, 2007:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

10	10	$100	$10,000

As of June 30, 2007, the Company was in default under the C-1 Agreement due to (A) the failure of the Company to timely file with the Securities and Exchange Commission (and deliver to the Buyer) its Annual Report on Form 10-k for the year ended June 30, 2007; and (B) the failure of the Company to prevent the suspension of trading of its Common Stock on the American Stock Exchange as a result of (A). The Buyer provided the Company with a waiver of these defaults based upon the Company’s consummation and receipt of $8,000 related to the issuance of subordinated debt described in Note 18 - Subsequent Events. In addition, the Company notified Aisling that it would be in default under the Securities Purchase Agreement due to the failure of the Company to timely file with the Securities and Exchange Commission (and deliver to Aisling) its Form 10-Q for the three months ended September 30, 2007.  Aisling provided the Company with a waiver of this default on November 15, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 13 – Equity Securities

Preferred Stocks
During the quarter ended September 30, 2007, the Company issued 148 shares of the Company’s common stock to each of the Series B-1 and C-1 stockholders, respectively, for dividends earned for the quarter ended June 30, 2007 of $206 for each of the Series B-1 and Series C-1 stockholders, respectively.

Common Stock
During the three months ended September 30, 2007, the Company issued shares of its common stock as follows:

• 148 shares were issued to Series B-1 and C-1 preferred stock shareholders, respectively, in settlement of dividends for the quarter ended June 30, 2007;

Stock Options and Appreciation Rights
As of September 30, 2007 and during the three month period ended September 30, 2007:

• the Company recognized approximately $3 as income in connection with 100 previously issued stock appreciation rights (“SARs”). The SARs must be exercised between July 1, 2008 and December 31, 2008. The SARs are recorded at fair value and are marked to market at each reporting period. As of September 30, 2007, the total liability related to the SARs is $43;

• total unrecognized compensation cost related to stock options granted was $1,514. The unrecognized stock option compensation cost is expected to be recognized over a weighted-average period of approximately 2.93 years;

• total options outstanding and total options exercisable to purchase the Company’s common stock as of September 30, 2007, amounted to 10,892 and 8,821, respectively;  These options had a weighted average exercise price of $1.13 and $1.11, respectively.  At September 30, 2007, these options had intrinsic value of $3,301, and $2,813, respectively.

• 80 options to purchase the Company’s common stock were issued to certain employees at the market price on the date of the grant and had vesting periods ranging from 2.44 to 4.93 years from the date of issuance, and having a weighted average exercise price of $0.98 on the date of grant.  There was no intrinsic value in these options at September 30, 2007.

• in connection with separation agreements involving three employees, the Company accelerated the vesting of 388 options, which are exercisable until December 10, 2007. As a result of these transactions, the Company recognized $246 expense during the quarter ended September 30, 2007.

• the Company issued 556 shares (548 resulting from a cashless exercise of 1,100 options), resulting in $5 proceeds, were issued in connection with exercises of options to purchase the Company’s stock.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 14 - 401k Plan

In 2006, the Company initiated a pre-tax savings plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 100% of the employee pre-tax contributions, up to 3% of the employee’s compensation plus 50% of pre-tax contributions that exceed 3% of compensation, but not to exceed 5% of compensation. The Company may also make profit-sharing contributions in its discretion which would be allocated among all eligible employees, whether or not they make contributions. Company contributions were approximately $92 and $68 for the three month period ended September 30, 2007 and 2006 respectively.

NOTE 15 - Economic Dependency

Major Customers
The Company had the following customer concentrations for the three month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Customer “A”	14%	*
Customer “B”	13%	*
Customer “C”	*	22%
Customer “D”	*	14%
Customer “E”	*	16%
Customer “F”	*	11%

* Sales to customer were less than 10%

Accounts Receivable

September 30, 2007
Customer “A”	$1,611
Customer “B”	3,852
Customer “C”	2,664
Customer “D”	118
Customer “E”	1,654
Customer “F”	1,236

The Company has supply agreements to sell various strengths of Ibuprofen, and commencing October 2005, various strengths of Naproxen, to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer “B” above.

Major Suppliers
For the three months ended September 30, 2007 and 2006, the Company purchased materials from two suppliers totaling approximately 46% and 50%, respectively. At September 20, 2007 and 2006, aggregate amounts due to these suppliers included in accounts payable, were approximately $6,045 and $4,300, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 16 - Related Party Transactions

Rents
The Company leases one of its business premises located in Hauppauge, New York, (“Premises”) from an entity owned by three stockholders (“Landlord”), under a noncancelable lease expiring in October 2019.

Under the terms of the lease for the Premises, upon a transfer of a majority of the issued and outstanding voting stock of Interpharm, Inc., which occurred on May 30, 2003, and every three years thereafter, the annual rent may be adjusted to fair market value, as determined by an independent appraiser. Effective May 1, 2006, the Company is paying the Landlord a base rent of $660 annually. For the three months ended September 30, 2007 and 2006, the rents paid in accordance with this lease were $165 and $120, respectively.

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

Purchase from APR, LLC
In the prior year, the Company placed an order valued at $160 for a certain raw material from APR. The Company currently purchases the same raw material from an overseas supplier at a price 37% greater than the price APR is currently willing to offer. The Company believes sourcing the raw material from APR would not only resolve intermittent delays in obtaining this material from overseas but would also improve gross margins on products using the raw material. Supply of this raw material is being coordinated with the Company’s requirement projections for the fiscal year ended June 30, 2008. As of September 30, 2007, the Company has advanced $80 to APR in connection with this order.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 16 - Related Party Transactions, continued

Separation Agreements
As of September 10, 2007, the Company entered into separation agreements in connection with the termination of employment of Bhupatlal K. Sutaria, the brother of the Chairman of the Company’s Board of Directors and the Company’s former President, Vimla Sutaria, the wife of the Chairman of the Company’s Board of Directors, and Jyoti Sutaria, the wife of Bhupatlal K. Sutaria. In connection with his separation agreement, Bhupatlal K. Sutaria received six months of salary aggregating $138, accelerated vesting of 200 stock options and a “cashless” or “net” exercise feature with respect to all of his 700 vested options. Accordingly, on September 21, 2007, Mr. Sutaria exercised all of his available options under this agreement.

In connection with her separation agreement, Jyoti Sutaria received accelerated vesting of 100 stock options and a “cashless” exercise feature with respect to all of her 400 vested options. Accordingly, on September 21, 2007, Mrs. Sutaria exercised all of her available options under this agreement.

In connection with her separation agreement, Vimla Sutaria received accelerated vesting of 88 stock options and a “cashless” exercise feature with respect to all of her 350 vested options which expired on December 10, 2007 (see Note 13).

NOTE 17 – Commitments and Contingencies

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 17 – Commitments and Contingencies, continued

On October 8, 2007, Leiner Health Products LLC and the Company entered into a Settlement Agreement and Release (“Settlement”) in connection with an October 2005 manufacturing and supply agreement for ibuprofen tablets. As part of the Settlement, Leiner executed a Promissory Note for $477 for the amount it owed the Company. On October 12, 2007, the Company notified Leiner that one lot of this product was subject to a voluntary recall. Leiner has subsequently threatened to hold any additional payments under the Settlement until they receive reasonable assurances from the Company that the additional lots in their possession would not be subject to the recall as well. If all lots were recalled, Leiner would be entitled to a reimbursement by the Company of approximately $256. However, the Company does not believe any further lots will be recalled.

On November 8, 2007, Leiner failed to make its initial principal payment under the Promissory Note, and indicated that it did not intend to make future payments under the Note.  In response, the Company declared Leiner in default under the Promissory Note and accelerated the unpaid principal obligations.  On November 26, 2007, the Company commenced litigation, via a motion for summary judgment in lieu of complaint, in New York Supreme Court, Suffolk County entitled Interpharm Holdings, Inc. v. Leiner Health Products LLC, 36642/2007, seeking to recover the full principal amount of the promissory note plus costs and interest.  Leiner’s answer is due on or around December 28, 2007, and a decision on the Company’s motion for summary judgment is expected by early spring.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 17 – Commitments and Contingencies, continued

Significant Contracts
Tris Pharmaceuticals, Inc.
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

Since inception, we have incurred approximately $5,425 of research and development costs associated with the Tris agreements of which the Company has paid the full amount due as of September 30, 2007. The combined costs of these agreements could aggregate up to $5,800. The balance on the solids agreement, as amended, of $375 could be paid within two years if all milestones are reached. There is no outstanding balance to be paid related to the liquid agreement as of September 30, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 17 – Commitments and Contingencies, continued

Watson Pharmaceuticals, Inc.
On October 3, 2006, the Company entered into a termination and release agreement (the “Termination Agreement”) with Watson Laboratories, Inc. (“Watson”) terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which the Company manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to the Company thereby enabling it to market the Product. Further, Watson was required to turn over to the Company its current customer list for this Product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and the Company in turn invoiced Watson $42 for repacking.  The net affect was a reduction of $99 to the Company’s net sales during the three months ended September 30, 2007. In consideration of the termination of Watson’s rights under the Supply Agreement, the Company is to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the termination agreement. The Company determined the net present value of the obligation and accordingly increased Accounts payable, accrued expenses and other liabilities and Contract termination liability by $367 and $1,288, respectively. At September 30, 2007, contract termination liability of $394 and $1,382 are included in Accounts payable, accrued expenses and other liabilities and Contract termination liability, respectively. The imputed interest of $345 will be amortized over the remaining life of the obligation using the effective interest rate method. Non-cash interest of $34 was recognized during the three months ended September 30, 2007.

On November 2, 2007, the Company commenced an action against Watson in the U.S. District Court, Eastern District of New York (Index No. 02-4600). The Company is seeking rescission of the Termination Agreement and a declaratory judgment relieving the Company of its obligations under the Termination Agreement.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 17 – Commitments and Contingencies, continued

At September 30, 2007, contract termination liability of $394 and $1,382 are included in Accounts payable, accrued expenses and other liabilities and Contract termination liability, respectively. In February 2007 the Company entered into a termination and release agreement with Watson terminating the Manufacturing and Supply Agreement dated as of July 1, 2003 pursuant to which the Company manufactured and supplied and Watson distributed and sold Reprexain® (5.0 mg hydrocodone bitartrate/200 mg ibuprofen) tablets. Further, in February 2007 the Company entered into an intellectual property purchase agreement with Watson whereby the Company acquired the registered trademark, domain name, and website content relating to the pharmaceutical product Reprexain® (5.0 mg hydrocodone bitartrate/200 mg ibuprofen) tablets as described in the agreement.  As consideration the Company shall pay Watson, on a quarterly basis, 1.5% of net sales derived from sales of 5.0 mg hydrocodone bitartrate/200 mg ibuprofen tablets sold under the Reprexain® trademark.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 18 – Subsequent Events

On October 26, 2007, the Company and Wells Fargo Business Credit finalized a Forbearance Agreement that terminates on December 31, 2007, which was subsequently amended on November 12, 2007. As of June 30, 2007, the Company had defaulted under the Senior Credit Agreement with respect to (i) financial reporting obligations, including the submission of its annual audited financial statements for the fiscal year ending June 30, 2007, and (ii) financial covenants related to minimum net cash flow, maximum allowable leverage ratio, maximum allowable total capital expenditures and unfinanced capital expenditures for the fiscal year ended June 30, 2007 (collectively, the “Existing Defaults”). In accordance with the Forbearance Agreement, WFBC has waived the Defaults based upon the Borrower’s consummation and receipt of $8,000 related to the issuance of subordinated debt described below. The parties have agreed to establish financial covenants for fiscal year 2008 prior to the conclusion of the Forbearance Period.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 18 – Subsequent Events, continued

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

Investing in our securities involves substantial risks and uncertainties. Therefore, we encourage you to review the “Risk Factors” contained in Item 1A of our Form 10-K filed with the SEC on November 15, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Overview

Interpharm Holdings, Inc., (the "Company" or "Interpharm"), through its operating wholly-owned subsidiary, Interpharm, Inc., ("Interpharm, Inc." and collectively with Interpharm, "we" or "us") is engaged in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products.

As previously reported, as a result of increased expenses and losses we incurred during the fiscal year ended June 30, 2007, we defaulted on our credit facility with Wells Fargo Business Credit (“WFBC”) and, in November 2007, had to raise an additional $8,000 in debt financing. A complete description of the debt financing and a Forbearance Agreement with WFBC may be found below under the heading “Liquidity and Capital Resources.”

Net sales for the three months ended September 30, 2007 were $17,715, which represented a 22.4% decrease from sales of $22,827 for the three months ended September 30, 2006. The decrease was primarily due to lower sales of our female hormone product and naproxen product, which is discussed below. During the three months ended September 30, 2007, we re-launched seven strengths of our hydrocodone/acetaminophen products and launched naproxen sodium. We increased our sales in the three months ended September 30, 2007 by $2,343 as compared to the three months ended June 30, 2007, and now believe we have stabilized sales of our existing products going forward.

During the fiscal year ended June 30, 2007, we had lower than expected sales levels, an inefficient planning process and inefficient manufacturing operations. This was reflected in significantly increased inventory levels at June 30, 2007. During the three months ended September 30, 2007, we took steps to bring inventory to levels that are consistent with current sales expectations by reducing purchases of raw materials and reducing the level of production. In addition, we recognized an adjustment of $975 to reduce the carrying value of certain inventory items on hand at September 30, 2007 to their market value and to recognize any obsolescence in inventory as of that date. The combination of the rapid decrease in inventory from June 30, 2007 to September 30, 2007 and the $975 in inventory adjustments resulted in higher costs of goods sold as a percentage of net sales being reflected in the three months ended September 30, 2007. While there can be no assurance of improved financial performance, we anticipate that forwarding the future, the stabilization of inventory levels and improvement in the sales forecasting and planning process may result in improving gross margins.

We are currently making an effort to bring our cost structure in line with expected sales. To date, we have taken steps to reduce compensation costs in manufacturing, research and development (“R&D”) and administration on an annualized basis by approximately $2,000, the benefit of which we will realize in coming quarters.

The objectives and scope of our generic pharmaceutical R&D program have been scaled back to levels which allow us to execute a majority of our overall business plan while managing the financial implications. We have focused our R&D efforts primarily on oral contraceptives and a decreased number of products in each of the other product areas: soft gels, high potency products, products coming off patent and special release products. As a result, we decreased the number of R&D staff, reduced overall operating costs and reduced the number of planned bio-studies, all of which led to reduced R&D expense for the three months ended September 30, 2007 and which will result in further reduced R&D expense in the future.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Results of Operations —
Summary

As indicated in the tables below, our net sales decreased $4,787, or 21%, when comparing the three month periods ended September 30, 2007 and 2006.

	Three Month Periods Ended September
	2007		2006
		% of		% of
	Sales	Sales	Sales	Sales
Ibuprofen	$9,366	53%	$8,622	38%
Bactrim®	3,460	19	4,748	21
Naproxen	2,115	12	3,099	14
Female hormone product	1,275	7	5,025	22
Hydrocodone/Ibuprofen	673	4	927	4
Hydrocodone/Acetaminophen	675	4	—	0
All Other Products	151	1	406	1
Total	$17,715	100%	$22,827	100%

• Net sales of Ibuprofen for the three month period ended September 30, 2007 increased $744, or 8.6%, as compared to sales for the three months ended September 30, 2006. We continue to expand distribution of our prescription strength ibuprofen products in major retail and wholesaler channels. We had previously reported that demand for our OTC Ibuprofen product had decreased as of March 31, 2007 due to one of our customer’s voluntary suspension of sales of over-the-counter pharmaceuticals as a result of the FDA inspection, which was unrelated to our product. We have since been able to increase sales of this product to another customer, which enabled total sales of our OTC Ibuprofen product to increase for the three months ended September 30, 2007 as compared to sales for the three months ended June 30, 2007, and which partially offset the loss of sales to the first customer.

• Net sales of our Bactrim products for the three months ended September 30, 2007 decreased $1,288, or 27.1%, as compared to sales for the three month period ended September 30, 2006. (We market our Sulfamethoxazole – Trimethoprim products in two strengths: 400mg / 80mg, commonly referred to as generic Bactrim®, and 800mg / 160mg, commonly referred to as Bactrim-DS® (both, “Bactrim”)). The decrease in sales primarily relates to lower selling prices in September 2007 quarter as compared to the prior year.

• Net sales of our Naproxen products for the three month period ended September 30, 2007 decreased $984, or 31.8%, as compared to sales for the three month period ended September 30, 2006. Sales decreased due to increased competitive pressure and due to losing private label distributor business to a large wholesaler and retailer in July 2007.

• Net sales of our female hormone products for the three months ended September 30, 2007 decreased $3,750, or 74.6%, as compared to sales for the three month period ended September 30, 2006. The significant sales decrease was due to two additional competitors entering the market for these products, resulting in decreased selling prices, lower sales and lower margins.

• On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson terminating the Manufacturing and Supply Agreement dated as of October 14, 2003 pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets.  As a result of the Termination Agreement we obtained all rights to market this product. Net sales of this product for the three month periods ended September 30, 2007 and September 30, 2006 were unchanged.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

• During the three months ended September 30, 2007, we re-launched seven strengths of our hydrocodone bitartrate/acetaminophen tablet products though retail and wholesale channels of distribution.

For the three month period ended September 30, 2007, two significant customers accounted for 27.0% of our total sales, compared to four significant customers accounting for 65% of total sales for the three month period ended September 2006.

Cost of sales / Gross Margins

Our gross profit percentage for the three months ended September 30, 2007 was 6.1%, a decrease of 33.2 percentage points as compared to 39.3% for the three months ended September 30, 2006. The significant decrease was due to several factors. As discussed above, we had lower than expected sales levels, an inefficient planning process and inefficient manufacturing operations. This was reflected in significantly increased inventory levels at June 30, 2007. During the three months ended September 30, 2007, inventory levels were reduced by decreasing purchases of raw materials and reducing the level of production. In addition, we recognized an adjustment of $975 to reduce the carrying value of certain inventory items on hand at September 2007 to their market value. The combination of the rapid decrease in inventory from June 30, 2007 to September 30, 2007 and the $975 inventory adjustment resulted in higher costs of goods sold as a percentage of sales being reflected in the September 2007 quarter. In addition, the competition for certain of our existing products has increased which has resulted in lower selling prices and lost volume in certain cases. We are making efforts to mitigate the downward pressure on our gross margin by seeking improvements in manufacturing efficiency to reduce cost of goods sold, and by continuing to introduce new products. While there can be no assurance of improved financial performance, we believe that our efforts can achieve an improvement in overall gross margin in the coming quarters.

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

SG&A expenses were $3,772 for the three month period ended September 30, 2007, which represented an increase of $1,135, or 43.0%, above $2,637 incurred in the three month period ended September 30, 2006.  When stated as a percentage of net sales, SG&A expenses increased to 21.3% for the three months ended September 30, 2007 as compared to 11.6% for the same period in the prior year.

The dollar increase in SG&A expenses during the three months ended September 30, 2007 was primarily attributable to the following: an increase of $337 in compensation, related taxes and benefits, and travel and entertainment expenses of sales and administrative staff; an increase of $176 in sales contract administrative fees; an increase of $185 in professional and consulting fees consisting of management advisory services and information technology consulting related to our ERP system implementation; an increase of $39 in computer-related expenses related due to a higher number of employees; an increase of $66 in depreciation; and an increase of $72 in freight-out costs related to the higher proportion of distribution through major retail and wholesaler channels.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

The expense related to the SARs are recorded at fair value and is marked to market each reporting period with changes recorded as income or expense in the period will be marked to market.  Accordingly we recorded $3 of income during the three months ended September 30, 2007, resulting from increase in the price of our stock as of September 30, 2007 when compared to June 30, 2007.

SFAS 123(R) requires us to report a non-cash expense for the ratable portion of the fair value of employee stock option awards of unvested stock options over the remaining vesting period.  We reported non-cash expenses of $343 and $211 during the three month periods ended September 30, 2007 and September 2006, respectively.

Research and Development Expenses

We incurred R&D expenses of $3,458 during the three month period ended September 30, 2007, which represented an increase of $39, or 1.2%, above $3,419 incurred in the three month period ended September 30, 2006.  R&D compensation expenses, primarily related to the expansion of analytical chemist and product formulation staff increased $532, the costs of materials used in the bio-study and product development processes increased $325, and outside consulting and other product development costs increased $354.  These increases were offset by reduced costs of $806 related to bioequivalence studies for new generic pharmaceutical products currently in development, and a reduction of $365 in costs related to our development agreement with Tris Pharma.

As previously reported, during October 2006, we entered into a new agreement (“New Liquids Agreement”) with Tris Pharma, Inc. (“Tris”), which terminated the agreement entered into February 2005, which in turn was for the development and licensing of up to twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the New Liquids Agreement, Tris will, among other things, be required to develop and deliver the properties, specifications and formulations (“Product Details”) for fourteen generic liquid pharmaceutical products (“Liquid Products”). We will then utilize this information to obtain all necessary approvals. Tris will manufacture, package and label each product for a fee. In conjunction with this new liquids agreement we were required to pay Tris $1,000, whether or not regulatory approval is obtained for any of the liquid products. As of September 30, 2007, all payments associated to this agreement were made. In addition, Tris is to receive forty percent of the net profits, as defined, in accordance with the terms in the New Liquids Agreement.

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

Interest Expense, net

Our net interest expense increased approximately $455 when comparing the three months ended September 30, 2007 with the three month period ended September 30, 2006. The increase is primarily a result of an increase in borrowings from our line of credit. As of September 30, 2006, we had not drawn from our line of credit as compared to $15,447 outstanding against the line of credit as of September 30, 2007. In addition to these borrowings being in place, we also borrowed additional funds for new equipment.

In order to hedge against rising interest rates, we entered into two interest rate swap arrangements. Fair value of the interest rate swaps at September 30, 2007 and 2006 was approximately ($208) and $10 and is included in Other Liabilities and Other Assets, respectively. However, it is likely that, as a result of additional borrowings we will incur increases in our interest expense in the future.

Income Taxes

At September 30, 2007, we have remaining Federal net operating losses (“NOLs”) of $39,009 available through 2027. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of the Federal NOLs is limited. As a result of losses incurred in fiscal years 2005, 2006 and 2007, which indicate uncertainty as to our ability to generate future taxable income, the “more-likely-than-not” standard has not been met and therefore some amount of our deferred tax asset may not be realized. As such, we recorded a full valuation allowance against deferred tax assets generated in the three months ended September 30, 2007.

In calculating our tax provision for the three month periods ended September 30, 2007 and 2006, we applied aggregate effective tax rates of approximately 0% and 38%, respectively, thereby creating income tax benefit of $0 and $1,668, respectively, and adjusted our deferred tax assets by like amounts. The decrease in effective tax rates is the result of us recording a valuation allowance for 100% of the income tax benefit generated during the three months ended September 30, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Liquidity and Capital Resources

At September 30, 2007 we had an accumulated deficit of $25,727 and operating activities used $3,481 of cash for the three months then ended. In order to address our operating loss position and our lack of liquidity, (i) we have completed a series of banking and financing activities in October and November 2007, which are outlined below in “Subsequent Events – Banking and Financing Transactions”, and (ii) we are taking various actions to improve profitability and cash flows generated from operations, including:

o	Reducing headcount and other operating expenses in different functional areas where possible while still carrying out our future growth plan;

o	Increasing revenue through the launch of new products, identifying new customers and expanding relationships with existing customers; and

o	Scaling back our R&D activities to levels where we can execute a majority of our overall business plan while managing the financial implications.

On October 26, 2007, the Company and WFBC finalized a Forbearance Agreement that terminates on December 31, 2007, which was subsequently amended on November 12, 2007. As of June 30, 2007, we had defaulted under the Senior Credit Agreement with respect to (i) financial reporting obligations, including the submission of its annual audited financial statements for the fiscal year ending June 30, 2007, and (ii) financial covenants related to minimum net cash flow, maximum allowable leverage ratio, maximum allowable total capital expenditures and unfinanced capital expenditures for the fiscal year ended June 30, 2007 (collectively, the “Defaults”). WFBC has waived the Defaults based upon the Borrower’s consummation and receipt of $8,000 related to the issuance of subordinated debt described below. The parties have agreed to establish financial covenants for fiscal year 2008 prior to the conclusion of the Forbearance Period. There were no covenants in place at September 30, 2007.

On November 7, 2007 and November 14, 2007, as required by the Forbearance Agreement, we received a total of $8,000 in gross proceeds from the issuance and sale of subordinated debt.

On November 7, 2007, Dr. Maganlal K. Sutaria, the Chairman of the Company’s Board of Directors, and Vimla M. Sutaria, his wife, loaned $3,000 to us pursuant to a Junior Subordinated Secured 12% Promissory Note due November 7, 2010 (the “Sutaria Note”). Interest of 12% per annum on the Sutaria Note is payable quarterly in arrears, and for the first 12 months of the note’s term, may be paid in cash, or additional notes (“PIK Notes”), at the option of the Company. Thereafter, we are required to pay at least 8% interest in cash, and the balance, at its option, in cash or PIK Notes.

Repayment of the Sutaria Notes is secured by liens on substantially all of our property and real estate. Pursuant to intercreditor agreements, the Sutaria Notes are subordinated to the liens held by WFBC and the holders of the STAR Notes described below.

On November 14, 2007, we issued and sold an aggregate of $5,000 of Secured 12% Promissory Notes due October 1, 2009 (the “STAR Notes”) in the following amounts to the following parties:

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Our operations and capital expenditures have been financed through the WFBC Credit Facility. For the three months ended September 30, 2007, net cash used in operating activities was $3,481 as compared to cash provided by operating activities of $1,044 for the three months ended September 30, 2006. Significant factors comprising the net cash used in operating activities for the three months ended September 30, 2007 include: net loss of $6,896, increase in accounts receivable of $3,377, partially offset by a decrease in inventory of $3,436 and an increase in accounts payable, accrued expenses and other liabilities of $1,894. Inventory levels decreased significantly due the factors discussed above. Accounts payable, accrued expenses and other payables increased temporarily while we worked through a period of tight liquidity in the September 30, 2007 quarter. These balances have been brought into line subsequent to September 30, 2007 in connection with the completion of the banking and financing activities outlined above. We also recognized several non-cash charges: depreciation and amortization of $904, stock-based compensation expense (in accordance with SFAS 123 (R)) amounting to $343, and a lower of cost or market write down of inventory of $975.

For the three months ended September 30, 2007, we used funds in investing activities of $1,558 compared to $930 used in investing activities during the three months ended September 30, 2006. These amounts primarily related to capital expenditures for new machinery, equipment and building renovations.

Our investing activities provided cash of $5,035 for the three months ended September 30, 2007 compared to $9,951 of cash provided by investing activities for the same period in the prior year. For the three months ended September 30, 2007, we increased borrowings by $5,581 under the WFBC revolving credit facility. During the September 2006 quarter, net cash of $9,993 was provided by the sale of $10,000 of our Series C-1 redeemable convertible preferred stock, which generated $9,993 of cash.

At September 30, 2007, we had $68 in cash and cash equivalents, compared to $72 at June 30, 2007.

While we believe that the initiatives described above will result in positive cash flows and profitability, there can be no assurance that we will achieve our cash flow and profitability goals, or that we will be able, if necessary, to raise additional capital sufficient to implement our plans, or, if additional capital is available, that it will be available on terms acceptable to the Company. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have a material adverse effect on revenue and operations in the short term.

Bank Financing

During February, 2006, we entered into a four-year financing arrangement with Wells Fargo Business Credit (“WFBC”). This financing agreement provided an original maximum credit facility of $41,500 comprised of:

• $22,500 revolving credit facility (the “facility”)
• $12,000 real estate term loan
• $ 3,500 machinery and equipment (“M&E”) term loan
• $ 3,500 additional / future capital expenditure facility

Complete details regarding the WFBC credit facility may be found in Note 8 of the accompanying condensed consolidated financial statements for the quarter ended September 30, 2007 and in our Form 10-K filed with the SEC on November 15, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Watson Termination Agreement

On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to us thereby enabling us to market the Product ourselves. Further, Watson was required to turn over to us its then current customer list for this product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this Product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and we in turn invoiced Watson $42 for repacking. The net effect was a reduction of $99 to our net sales during the three month ended December 2006. In consideration of the termination of Watson’s rights under the Supply Agreement, we are to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the agreement. We determined the net present value of the obligation and accordingly included in Accounts payable, accrued expenses and other liabilities and Contract termination liability $367 and $1,288, respectively. The imputed interest of $324 will be amortized over the four year life of the obligation using the effective interest rate method. At September 30, 2007, contract termination liability of $394 and $1,382 are included in Accounts payable, accrued expenses and other liabilities and Contract termination liability, respectively. The imputed interest of $345 will be amortized over the remaining life of the obligation using the effective interest rate method. Non-cash interest of $34 was recognized during the three months ended September 30, 2007.

Accounts Receivable

Our accounts receivable at September 30, 2007 was $16,322 as compared to $12,945 at June 30, 2007. The average annual turnover ratio of accounts receivable to net sales for the three months ended September 30, 2007 was 3.49. Our turns are calculated on an annual average. Our accounts receivable continue to have minimal risk with respect to bad debts; however this trend cannot be assured.

Inventories

At September 30, 2007, our inventory was $12,884 as compared to $17,295 at June 30, 2007. Our turnover of inventory for the three months ended September 30, 2007 was 4.43.

We reduce the carrying value of inventories to a lower of cost or market basis for inventory whose net book value is in excess of market. Aggregate reductions in the carrying value with respect to inventories still on hand at September 30, 2007 that were determined to have a carrying value in excess of market was $745.

In addition, we perform a quarterly review of inventory items to determine if an obsolescence reserve adjustment is necessary. The allowance not only considers specific items and expiration dates, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve value at September 30, 2007 was $230.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other current liabilities increased $1,334 from June 30, 2007 to September 30, 2007 temporarily while we worked through a period of tight liquidity in the September 30, 2007 quarter. These balances have been brought into line subsequent to September 30, 2007 in connection with the completion of the banking and financing activities outlined above.

Cash

Cash decreased approximately $4 to $68 at September 30, 2007 from $72 at June 30, 2007 as more fully described in Liquidity and Capital Resources above.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

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
(In thousands, except per share data)

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2007, total obligations to our bank pertaining to the credit facility described above were: (i) $15,447 related to the WFBC line of credit; (ii) approximately $10,734 real property term loan; and (ii) $5,257 owing on the machinery and equipment lines (see Note 8 of the accompanying condensed consolidated financial statements).

With respect to the real estate term loan and the $3,500 M&E loan, we entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. The swaps contracts mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at September 30, 2007 was approximately ($208) and is included in Other Liabilities.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

ITEM 4 – CONTROLS AND PROCEDURES

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

At the conclusion of the three month period ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company, required to be disclosed in this report.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except per share data)

PART II –  OTHER INFORMATION

Item 1.   Legal Proceedings

On October 8, 2007, Leiner Health Products LLC and the Company entered into a Settlement Agreement and Release (“Settlement”) in connection with an October 2005 manufacturing and supply agreement for ibuprofen tablets. As part of the Settlement, Leiner executed a Promissory Note for $477 for the amount it owed the Company. On October 12, 2007, the Company notified Leiner that one lot of this product was subject to a voluntary recall. Leiner subsequently held any additional payments under the Settlement until they received reasonable assurances from the Company that the additional lots in their possession would not be subject to the recall as well. If all lots were recalled, Leiner would be entitled to a reimbursement by the Company of approximately $256. However, the Company does not believe any further lots will be recalled.

On November 8, 2007, Leiner failed to make its initial principal payment under the Promissory Note, and indicated that it did not intend to make future payments under the Note.  In response, the Company declared Leiner in default under the Promissory Note and accelerated the unpaid principal obligations.  On November 26, 2007, the Company commenced litigation, via a motion for summary judgment in lieu of complaint, in New York Supreme Court, Suffolk County entitled Interpharm Holdings, Inc. v. Leiner Health Products LLC, 36642/2007, seeking to recover the full principal amount of the promissory note plus costs and interest.  Leiner’s answer is due on or around December 28, 2007, and a decision on the Company’s motion for summary judgment is expected by early spring.

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

Date: December 19, 2007

	By:	/s/ Peter Giallorenzo
Peter Giallorenzo,
Chief Financial Officer
(Duly authorized to sign on behalf of registrant)