Form 10-Q
period 2007-12-31
INTERPHARM HOLDINGS INC
filed 2008-02-15
CIK 893970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2007

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

YES ☐   NO ☒

As of the close of business on February 11, 2008, there were 66,738,422 shares of the Registrant's $0.01 par value per share Common Stock outstanding.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I	Financial Information	Page

Item 1.	Financial Statements & Notes	1-38

Item 2.	Managements Discussion & Analysis of Financial Condition and Results of Operations	39-55

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4.	Controls and Procedures	56

PART II	Other Information Required in Report

Item 1.	Legal Proceedings	57

Item6. Exhibits		59

Signatures Page		60

Exhibits/Certifications		61-64

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	December 31,	June 30,
	2007	2007
CURRENT ASSETS	(Unaudited)

Cash	$41	$72
Accounts receivable, net	13,718	12,945
Inventories, net	12,256	17,295
Prepaid expenses and other current assets	1,361	1,794
Deferred tax assets	--	21

Total Current Assets	27,376	32,127

Land, building and equipment, net	35,099	34,498
Deferred tax assets	--	5,954
Investment in APR, LLC	1,023	1,023
Other assets	837	772

TOTAL ASSETS	$64,335	$74,374

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	December 31,	June 30,
	2007	2007
	(Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt	$30,681	$12,057
Accounts payable, accrued expenses and other liabilities	13,330	18,542

Total Current Liabilities	44,011	30,599

OTHER LIABILITIES
Long-term debt, less current maturities	7,790	14,488
Contract termination liability	903	1,356
Other liabilities	417	5

Total Other Liabilities	9,110	15,849

TOTAL LIABILITIES	53,121	46,448

COMMITMENTS AND CONTINGENCIES

Series B-1 Redeemable Convertible Preferred Stock: 15 shares authorized; issued and outstanding - 10 at December 31, 2007 and June 30, 2007; liquidation preference of $10,000	8,155	8,155

Series C-1 Redeemable Convertible Preferred Stock: 10 shares authorized; issued and outstanding - 10 at December 31, 2007 and June 30, 2007; liquidation preference of $10,000	8,352	8,352

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stocks, 10,000 shares authorized; issued and outstanding - 5,132 at December 31, 2007 and June 30, 2007; aggregate liquidation preference of $3,588 at December 31, 2007 and June 30, 2007.	51	51
Common stock, $0.01 par value, 150,000 shares authorized; shares issued - 66,738 and 65,886 respectively.	667	659
Additional paid-in capital	34,339	29,530
Accumulated other comprehensive (loss) income	(380)	10
Accumulated deficit	(39,970)	(18,831)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(5,293)	11,419

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$64,335	$74,374

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

SALES, Net	$16,214	$17,479	$33,929	$40,305

COST OF SALES (including related party rent expense of $165 and $330 for the three and six months ended December 31, 2007 and $140 and $242 for the three and six months ended December 31, 2006, respectively)	13,945	13,443	30,584	27,292

GROSS PROFIT	2,269	4,036	3,345	13,013

OPERATING EXPENSES
Selling, general and administrative	3,303	3,156	7,075	5,794
Related party rent	--	25	--	43
Research and development	2,903	4,871	6,361	8,289
TOTAL OPERATING EXPENSES	6,206	8,052	13,436	14,126

OPERATING LOSS	(3,937)	(4,016)	(10,091)	(1,113)

OTHER EXPENSES
Contract termination expense	--	1,655	--	1,655
Interest expense, net	984	240	1,727	527
Other	--	121	--	121

TOTAL OTHER EXPENSE	984	2,016	1,727	2,303

LOSS BEFORE INCOME TAXES	(4,921)	(6,032)	(11,818)	(3,416)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	5,976	(1,908)	5,976	(922)

NET LOSS	(10,897)	(4,124)	(17,794)	(2,494)

Preferred stock beneficial conversion feature	--	--	--	1,094
Deemed dividend upon modification of warrants exercise price and preferred stock exchange	3,345	--	3,345	--
Preferred stock dividends	41	453	82	742

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,283)	$(4,577)	$(21,221)	$(4,330)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted loss per share	$(0.21)	$(0.07)	$(0.32)	$(0.07)

Basic and diluted weighted average shares and equivalent shares outstanding	66,738	65,063	66,467	64,892

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Compre-hensive (Loss) Income	Accumulated Deficit	Total Stock- Holders Equity (Deficit
	Shares	Amount	Shares	Amount

BALANCE - June 30, 2007	5,132	$51	65,886	$659	$29,530	$10	$(18,831)	$11,419

Shares issued for options and warrants exercised			556	6	(1)			5
Series B-1 dividends paid with common stock			148	1	205			206
Series C-1 dividends paid with common stock			148	1	205			206
Stock based compensation and modification expense					575			575
Warrants to be issued in connection with STAR convertible debt issuance					480			480
Deemed dividend from Series B-1 warrants exercise price modification					158		(158)	--
Deemed dividend from Series C-1 warrants exercise price modification					157		(157)	--
Deemed dividend on Series B-1 exchange for Series D-1					1,515		(1,515)	--
Deemed dividend on Series C-1 exchange for Series D-1					1,515		(1,515)	--
Change in fair value of interest rate swap						(390)		(390)
Net loss							(17,794)	(17,794)

BALANCE - December 31, 2007	5,132	$51	66,738	$667	$34,339	($380)	($39,970)	($5,293)

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
INCOME (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

NET LOSS	$(10,897)	$(4,124)	$(17,794)	$(2,494)

OTHER COMPREHENSIVE LOSS
Change in fair value of interest rate swap	(172)	(29)	(390)	(15)

TOTAL COMPREHENSIVE LOSS	$(11,069)	$(4,153)	$(18,184)	$(2,509)

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(17,794)	$(2,494)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	--	55
Accreted non-cash interest expense	94	21
Depreciation and amortization	1,818	1,029
Contract termination expense	--	1,655
Amortization of deferred financing fees	79	69
Stock based compensation expense	575	586
Deferred tax expense (benefit)	5,976	(922)
Excess tax benefit from exercise of stock options	--	(31)
Write-down of inventory	1,205	--
Other	--	121
Changes in operating assets and liabilities:
Accounts receivable	(773)	2,812
Inventories	3,834	(1,101)
Prepaid expenses and other current assets	433	(360)
Accounts payable, accrued expenses and other liabilities	(5,282)	(236)
Deferred revenue	--	(3,399)
Total adjustments	7,959	299
NET CASH USED IN OPERATING ACTIVITIES	(9,835)	(2,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of machinery and equipment, net	(2,058)	(2,200)
Deposits and other long-term assets	(22)	(120)
NET CASH USED IN INVESTING ACTIVITIES	(2,080)	(2,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series C-1 preferred stock and warrants, net	--	9,993
Expenditures relating to sale of Series B-1 preferred stock and warrants	--	(70)
Proceeds from options exercised	5	258
Proceeds from long-term debt	8,000	690
Payment of Series A-1 dividends	--	(124)
Excess tax benefit from exercise of stock options	--	31
Collections on stock subscription receivable	--	56
Proceeds from line of credit, net	5,277	--
Repayments of long-term debt	(1,115)	(878)
Payment of deferred financing and other costs	(283)	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,884	9,956

NET (DECREASE) INCREASE IN CASH	(31)	5,441
CASH - Beginning	72	1,438
CASH - Ending	$41	$6,879

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Six Months Ended
	December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$1,464	$636

Non-Cash Investing or Financing Transactions:
Tax Benefit in connection with exercise of stock options	$--	$31

Acquisition of machinery and equipment in exchange for capital lease payable	$212	$156

Reclassification of equipment deposits to building and equipment	$150	$389

Series B-1 dividends paid with common stock	$206	$284

Series C-1 dividends paid with common stock	$206	$41

Accrual of Series B-1 dividends	$--	$206

Accrual of Series C-1 dividends	$--	$206

Change in fair value of interest rate swap	$(390)	$15

See Notes To Condensed Consolidated Financial Statements.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Interpharm Holdings, Inc. and its subsidiaries that are hereafter referred to as the “Company”. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Nature of Business

The Company, through its wholly-owned subsidiary, Interpharm, Inc. (“Interpharm, Inc.”), is in the business of developing, manufacturing and marketing generic prescription strength and over-the-counter pharmaceutical products for wholesale distribution throughout the United States.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 2 -Management’s Liquidity Plans and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidity of liabilities in the ordinary course of business. Realization of the Company’s assets is dependent on the continued operations of the Company and the future success of such operations.

The Company has incurred a net loss for the six months ended December 31, 2007 of $17,794 and has incurred net losses for each of the last three fiscal years. At December 31, 2007, the Company had a working capital deficiency of $16,635, an accumulated deficit of $39,970 and cash flows used in operating activities of $9,835.

In addition, as disclosed in Note 8 - Debt, on January 10, 2008, the Company received notice that it had defaulted under its Forbearance Agreement with Wells Fargo Business Credit, with respect to: (i) financial covenants relating to required Income Before Tax for the months ending October 31, 2007 and November 30, 2007, (ii) financial covenants relating to required Net Cash Flow for the months ending October 31, 2007 and November 30, 2007 and (iii) an obligation to have a designated financial advisor provide an opinion as to the Company's ability to meet their fiscal year 2008 projections. Subsequently, on January 28, 2008, Wells Fargo informed the Company that it would consider providing the Company with credit availability on the condition that the Company (i) develops and implements a new operating plan focused on increasing the amount of eligible collateral and reducing costs and (ii) develop an alternative financing arrangement. Further, on February 5, 2008, the Company and Wells Fargo entered into the Forbearance Agreement whereby Wells Fargo agreed to, among other things, (i) forbear from exercising its remedies arising from the Company’s default under the Credit Agreement until June 30, 2008 provided no further default occurs; (ii) provide a moratorium on certain principal payment; (iii) and advance the Company up to $3,000 under a newly granted real estate line of credit mortgage on the Company’s real estate, which amounts will be due on June 30, 2008. The total amount outstanding with Wells Fargo at December 31, 2007 was $30,590.

Under the Forbearance Agreement the Company agreed to (i) submit to Wells Fargo, on a weekly basis, a “rolling” 13-week budget; (ii) engage a chief restructuring officer to review and oversee the budget and, in conjunction with the Company’s management, certain financial matters; (iii) grant Wells Fargo an equity line of credit mortgage to secure its new equity line of credit and a collateral mortgage to secure certain obligations under the $7,000 portion of revolving line of credit that has been converted to a term loan and (iv) pay Wells Fargo a success fee of up to $500 in the event the balance of the indebtedness owed to Wells Fargo is repaid from the sale of the Company’s stock or substantially all of its assets prior to June 30, 2008

In connection with its negotiation of the Forbearance Agreement, the Company completed a restructuring of its operations on January 25, 2008 and submitted a new operating plan to Wells Fargo, which the Company believes will result in positive cash flow and net profits, and includes the following:

•	Identifying alternative financing sources for the Company’s real estate, machinery and equipment, and working capital finance.
•	Reducing payroll and headcount by approximately 20%
•	Increasing revenue through the launch of new products, identifying new customers, and expanding relationships with existing customers
•	Substantially reducing research and development activities

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 2 -Management’s Liquidity Plans and Going Concern, continued

There can be no assurances that the Company will be able to reverse its operating losses, cash flow deficiencies, or meet the requirements set forth in the Forbearance Agreement entered into on February 5, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the measurement and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Among other initiatives, the Company is currently holding discussions with its key vendors in an effort ensure that there is a continuous supply of raw materials.  In addition, the Company is seeking alternative financing arrangements to secure additional working capital.  If the Company is not able to procure sufficient levels of raw materials, or if the Company is not able to secure additional working capital in a timely manner, then the Company will not be able to continue as a going concern.  The Company would then be forced to conduct a sale of the Company or a liquidation of assets in bankruptcy.

NOTE 3 - Summary of Significant Accounting Policies

Revenue Recognition
The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for chargebacks and other sales allowances including discounts, rebates, etc., are reasonably determinable, and when collectibility is reasonably assured. Accruals for these provisions are presented in the condensed consolidated financial statements as reductions to revenues. Accounts receivable are presented net of allowances relating to the above provisions of $4,694 and $4,865 at December 31, 2007 and June 30, 2007, respectively.

In addition, the Company is party to manufacturing and supply agreements with certain pharmaceutical companies under which, in addition to the selling price of the product, the Company receives payments based on sales or profits associated with these products realized by its customer. The Company recognizes revenue related to the initial selling price upon shipment of the products as the selling price is fixed and determinable and no right of return exists. The additional revenue component of these agreements is recognized by the Company at the time its customers record their sales and is based on pre-defined formulas contained in the agreements. Receivables related to this revenue of $40 and $594 at December 31, 2007 and June 30, 2007, respectively, are included in “Accounts receivable, net” in the accompanying Condensed Consolidated Balance Sheets.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 3 - Summary of Significant Accounting Policies, continued

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

Stock Based Compensation
The Company accounts for stock based compensation arrangements using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). The Company estimates fair value of employee stock options using the Black-Scholes Model. Key assumptions in the Black-Scholes model include stock price, expected volatility, risk free interest rate, expected life, and expected forfeiture rates. The compensation cost of these arrangements is recognized over the requisite service period, which in the case of employees is often the vesting period. As a result, the Company’s net loss before taxes for the three months ended December 31, 2007 and 2006 included a non cash stock based compensation expense of $233 and $375, respectively, and $575 and $586 for the six months ended December 31, 2007 and 2006, respectively.

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

Reclassifications
Certain reclassifications have been made to the condensed consolidated financial statements for the prior period to conform to the current period’s classifications. These reclassifications have no effect on previously reported net income.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 3 - Summary of Significant Accounting Policies, continued

New Accounting Pronouncements

On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No.109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. Adoption of the provisions of FIN 48 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or its cash flows for the six months ended December 31, 2007 (see Note 9).

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This guidance was effective for the Company as of July 1, 2007.   Adoption of the provisions of SFAS 156 had no impact on the Company’s condensed consolidated financial position, results of operations, or its cash flows for the six months ended December 31, 2007.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 3 - Summary of Significant Accounting Policies, continued

Statement No. 5. FSP 00-19-2 applies immediately to any registration payment arrangements entered into subsequent to the issuance of FSP 00-19-2. This guidance was effective for the Company as of July 1, 2007. Adoption of the provisions of FSP 00-19-2 had no impact on the Company’s condensed consolidated financial position, results of operations, or its cash flows for the three and six months ended December 31, 2007.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 3 - Summary of Significant Accounting Policies, continued

December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

NOTE 4 - Accounts Receivable

Accounts receivable are comprised of amounts owed to the Company through the sales of its products throughout the United States. These accounts receivable are presented net of allowances for doubtful accounts, sales returns, discounts, rebates and customer chargebacks. Allowances for doubtful accounts were approximately $30 at December 31, 2007 and June 30, 2007. The allowance for doubtful accounts is based on a review of specifically identified accounts, in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances relating to discounts, rebates, and customer chargebacks were $4,694 and $4,865 at December 31, 2007 and June 30, 2007, respectively. The Company sells some of its products indirectly to various government agencies referred to below as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit (known as a “chargeback”) to the selected wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments to the reserve as deemed necessary. Actual chargebacks may differ from estimated reserves.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 4 - Accounts Receivable

The changes in the allowance for customer chargebacks, discounts and other credits that reduced gross revenue for the six months ended December 31, 2007 and 2006 was as follows:

	Six Months Ended
	December 31,
	2007	2006

Reserve balance - beginning	$4,865	$2,315

Actual chargebacks, discounts and other
credits taken in the current period (a)	(11,381)	(5,014)

Current provision related to current period sales	11,210	5,267

Reserve balance - ending	$4,694	$2,568

(a)	Actual chargebacks, discounts and other credits are determined based upon the customer’s application of amounts taken against the accounts receivable balance.

NOTE 5 - Inventories

Inventories consist of the following:

	December 31,	June 30,
	2007	2007
	(Unaudited)
Finished goods	$3,074	$3,085
Work in process	4,715	7,260
Raw materials	3,896	6,286
Packaging materials	776	664
Total	$12,461	$17,295
Less: Reserve for obsolescence	(205)	--
Total	$12,256	$17,295

The Company reduces the carrying value of inventories to a lower of cost or market basis for inventory whose net book value is in excess of market. Aggregate reductions in the carrying value with respect to inventories still on hand at December 31, 2007 and June 30, 2007 that were determined to have a carrying value in excess of market were $1,000 and $1,157, respectively. As a result, the Company reduced the carrying value of inventory on hand to its market value by these amounts as of December 31, 2007 and June 30, 2007, respectively.

The Company performs a quarterly review of inventory items to determine if an obsolescence reserve adjustment is necessary. The allowance not only considers specific items and expiration dates, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve value at December 31, 2007 was $205.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 6 - Land, Building and Equipment

Land, building and equipment consist of the following:

	December 31,	June 30,
	2007	2007
	(Unaudited)
Land	$4,924	$4,924
Building	12,460	12,460
Machinery and equipment	18,021	16,881
Computer equipment	2,700	2,065
Construction in Progress	36	186
Furniture and fixtures	1,003	953
Leasehold improvements	5,130	4,386
	44,274	41,855
Less: accumulated depreciation and amortization	9,175	7,357

Land, Building and Equipment, net	$35,099	$34,498

Depreciation and amortization expense for the three and six months ended December 31, 2007 was approximately $913 and $1,818, respectively, and was approximately $541 and $1,029 for the three and six months ended December 31, 2006.

NOTE 7 - Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

	December 31,	June 30,
	2007	2007
	(Unaudited)

Inventory purchases	$5,730	$9,525
Research and development expenses	1,657	3,003
Contract termination liability	902	386
Other	5,041	5,628

Total	$13,330	$18,542

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 8 - Debt

Long-term Debt
A summary of the outstanding long-term debt is as follows:

	December 31,	June 30,
	2007	2007
	(Unaudited)

Revolving credit facility	$15,143	$9,866
Real estate term loan	10,533	10,933
Machinery and equipment term loans	4,914	5,601
STAR Note Payable	4,552	-
Sutaria Note Payable	3,000	-
Capital leases	386	183
	38,528	26,583
Less: amount representing interest on capital leases	58	38

Total debt	38,470	26,545

Less: current maturities	30,680	12,057

Long-term debt, less current maturities	$7,790	$14,488

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

The funds made available through this facility paid down, in its entirety, the $20,445 owed on the previous credit facility. The revolving credit facility borrowing base is calculated as (i) 85% of the Company’s eligible accounts receivable plus the lesser of 50% of cost or 85% of the net orderly liquidation value of its eligible inventory. The advances pertaining to inventory were initially capped at the lesser of 100% of the advance from accounts receivable or $9,000. The $12,000 loan for the real estate in Yaphank, NY is payable in equal monthly installments of $67 plus interest through February 2010 at which time the remaining principal balance of approximately $8,800 is due. The $3,500 M&E loan is payable in equal monthly installments of $58 plus interest through February 2010 at which time the remaining principal balance is due. With respect to additional capital expenditures, the Company is permitted to borrow 90% of the cost of new equipment purchased to a maximum of $3,500 in borrowings amortized over 60 months.

In connection with WFBC credit facility, the Company incurred deferred financing costs of $482, which are being amortized over the term of the WFBC credit facility and are included in Other Assets. Of this amount, $30 and $60 has been amortized for the three and six months ended December 31, 2007 and 2006, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 8 - Debt, continued

The WFBC credit facility is collateralized by substantially all of the assets of the Company. In addition, the Company is required to comply with certain financial covenants. On October 26, 2007, the Company and Wells Fargo Business Credit finalized a Forbearance Agreement, which was subsequently amended on November 12, 2007, that terminated on December 31, 2007. As of June 30, 2007, the Company had defaulted under the Senior Credit Agreement with respect to (i) financial reporting obligations, including the submission of its annual audited financial statements for the fiscal year ending June 30, 2007, and (ii) financial covenants related to minimum net cash flow, maximum allowable leverage ratio, maximum allowable total capital expenditures and unfinanced capital expenditures for the fiscal year ended June 30, 2007 (collectively, the “Defaults”). In accordance with the Forbearance Agreement, WFBC waived the Defaults based upon the Borrower’s consummation and receipt of $8,000 related to the issuance of subordinated debt described below.

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

Tullis is an investor in the Company and the holder of its Series B-1 Convertible Preferred Stock. Aisling is also an investor in the Company and the holder of its Series C-1 Convertible Preferred Stock. Reid is the Company’s Chief Executive Officer and SFR is owned by Company shareholders who control approximately 53% of the Company’s voting stock (the “Major Shareholders”), including Raj Sutaria, who is a Company Executive Vice President.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 8 - Debt, continued

Interest of 12% per annum on the STAR Notes is payable quarterly in arrears, and may be paid, at the option of the Company, in cash or PIK Notes. Upon the Company obtaining stockholder approval and ratification of the issuance of the STAR Note financing and making the necessary filings with the SEC in connection therewith (the “Stockholder Approval”), which was to occur no earlier than January 18, 2008 and no later than the later of February 28, 2008 or such later date as may be necessary to address SEC comments on the Company’s Information Statement on Schedule 14C, which was filed on January 15, 2008, the STAR Notes shall be exchanged for:

•
Secured Convertible 12% Promissory Notes due 2009 (the “Convertible Notes”) in the original principal amount equal to the principal and accrued interest on the STAR Notes through the date of exchange. The conversion price of the Convertible Notes is to be $0.95 per share and interest is to be payable quarterly, in arrears, in either cash or PIK Notes, at the option of the Company;

•
Warrants to acquire an aggregate of 1,842 shares of Common Stock (the “Warrants”) with an exercise price of $0.95 per share. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), a commitment date occurs for purposes of determining the fair value of the issuer's common stock to be used to measure the intrinsic value of an embedded conversion option when the following two characteristics have been met: i) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and ii) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The above characteristics were met on November 14, 2007 as all significant terms were agreed to and performance was probable as the funds had been received and the majority shareholders had delivered a proxy approving the transaction. Accordingly, the Company recorded a discount to the debt of $480, which is being accreted over the life of the STAR Notes. Non-cash interest of $32 was recognized during the six months ended December 31, 2007.

Each of the Convertible Notes and Warrants are to have anti-dilution protection with respect to issuances of Common Stock, or common stock equivalents at less than $0.95 per share such that their conversion or exercise price shall be reset to a price equal to 90% of the price at which shares of Common Stock or equivalents are deemed to have been issued.

The repayment of the STAR Notes (and, eventually, Convertible Notes) is secured by a second priority lien on substantially all of the Company’s property and real estate. Pursuant to intercreditor agreements, the STAR Note financing liens are subordinate to those of WFBC, but ahead, in priority, of the Sutaria Notes.

Also, upon the Company obtaining the Stockholder Approval, the Series B-1 and Series C-1 Convertible Preferred Stock held by Tullis and Aisling shall be exchangeable for shares of a new Series D-1 Convertible Preferred Stock, which shall be substantially similar to the B-1 and C-1 Convertible Preferred Stock other than the Conversion price which is to be $0.95 per share instead of $1.5338 per share. In accordance with EITF 00-27, as all significant terms were agreed to and performance was probable as the funds had been received and the majority shareholders had delivered a proxy approving the transaction, the Company recorded a deemed dividend of approximately $3,030 related to this pending exchange during the quarter ended December 31, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 8 - Debt, continued

Pursuant to the terms of the Securities Purchase Agreements for the Company’s Series B-1 and C-1 Convertible Preferred Stock, the consent of Tullis and Aisling was required for the issuance of the Sutaria Notes and for the STAR Note financing. In consideration for that consent, the Company has agreed to exchange 2,282 warrants to purchase Company Common Stock held by each of Tullis and Aisling with an exercise price of $1.639 per share for new warrants with an exercise price of $0.95 per share. In addition, the Major Shareholders have agreed to give Tullis and Aisling tag along rights on certain sales of Company common stock. As a result, the Company recorded a deemed dividend of approximately $315, which represented the difference in the fair value immediately before and after the reduction of the exercise price on November 14, 2007.

In connection with the Sutaria Notes and STAR Note Financing, the Company incurred deferred financing costs of $283, which are being amortized over the term of Notes and is included in Other Assets. Of this amount, $19 has been amortized for the three and six months ended December 31, 2007.

On January 10, 2008, the Company received notice from Wells Fargo that they had defaulted under the Forbearance Agreement, with respect to: (i) financial covenants relating to required Income Before Tax for the months ending October 31, 2007 and November 30, 2007, (ii) financial covenants relating to required Net Cash Flow for the months ending October 31, 2007 and November 30, 2007 and (iii) an obligation to have a designated financial advisor provide an opinion as to the Company's ability to meet their fiscal year 2008 projections. The Notice states that Wells Fargo is not demanding repayment of the Outstanding Amount at this time, but that Wells Fargo reserves the right to do so. In addition, Wells Fargo had informed the Company that it was in the process of assessing the Company’s eligible collateral under the Wells Fargo Credit Agreement and was providing limited credit availability for ongoing operations pending the outcome of that review. On January 28, 2008, Wells Fargo informed the Company that it would consider providing the Company with credit availability on the condition that the Company (i) develops and implements a new operating plan focused on increasing the amount of eligible collateral and reducing costs and (ii) develop an alternative financing arrangement.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 8 - Debt, continued

On February 5, 2008, the Company and Wells Fargo entered into the Forbearance Agreement whereby Wells Fargo agreed to, among other things, (i) forbear from exercising its remedies arising from the Company’s default under the Credit Agreement until June 30, 2008 provided no further default occurs; (ii) provide a moratorium on certain principal payment; (iii) and advance the Company up to $3,000 under a newly granted real estate line of credit mortgage on the Company’s real estate, which amounts will be due on June 30, 2008.

Under the Forbearance Agreement the Company agreed to (i) submit to Wells Fargo, on a weekly basis, a “rolling” 13-week budget; (ii) engage a chief restructuring officer to review and oversee the budget and, in conjunction with Company management, certain financial matters; (iii) grant Wells Fargo an equity line of credit mortgage to secure its new equity line of credit and a collateral mortgage to secure certain obligations under that portion of revolving line of credit that has been converted to a term loan and (iv) pay Wells Fargo a success fee of up to $500 in the event the balance of the indebtedness owed to Wells Fargo is repaid from the sale of the Company’s stock or substantially all of its assets prior to June 30, 2008.

The Forbearance Agreement also limits the Company’s borrowing base on which certain advances are made and provides for a number of events of default, including (i) a material adverse change (ii) failure of the Company to meet certain budget items by more that 10%; (iii) failure to receive a letter of intent for the sale of the assets of the Company for an amount in excess of the Wells Fargo indebtedness by March 31, 2008; (iv) failure by the Company to receive a commitment for the sale of the assets of the Company for an amount in excess of the Wells Fargo indebtedness by April 30, 2008; (v) failure of the Company to close a transaction for the sale of the assets of the Company for an amount in excess of the Wells Fargo indebtedness by June 30, 2008; and (vi) Wells Fargo indebtedness remains outstanding on June 30, 2008. Pursuant to the operating plan approved by Wells Fargo in connection with the Forbearance Agreement, the Company was given access to up to an additional $3,000 of capital to meet its ongoing working capital and operating requirements.

The revolving credit facility and term loans bear interest at a rate of the prime rate less 0.5% or, at the Company’s option, LIBOR plus 250 basis points. However, as a results of the default discussed above, the Company was charged interest at the default rate of prime plus 2.5% from September 30, 2007 through the forbearance period. At December 31, 2007, the interest rate on this debt was 9.75%. Pursuant to the requirements of the WFBC agreement, the Company has put in place a lock-box arrangement. The Company will incur a fee of 25 basis points per annum on any unused amounts of this credit facility.

With respect to the real estate term loan and the $3,500 M&E loan, the Company entered into interest rate swap contracts (the “swaps”), whereby the Company pays a fixed rate of 7.56% and 8.00% per annum, respectively. However, as a result of the default discussed above, the Company was charged interest at the default rates of 10.56% and 11.00%, respectively. The swaps mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at December 31, 2007 and June 30, 2007 was approximately ($380) and $10 and is included in Other Liabilities and Other Assets, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 8 - Debt, continued

Capital Leases

The Company has acquired equipment under a capital lease with annual interest at 8.89% that expires September 2012. The asset and liability under the capital lease is recorded at the fair value of the asset and is depreciated over its estimated useful life. The remaining cost of the asset included in machinery and equipment is $133 as of December 31, 2007.

On September 14, 2007, the Company acquired equipment under a capital lease with annual interest at 9.23% that expires August 2010. The asset and liability under the capital lease is recorded at the fair value of the asset and is depreciated over its estimated useful life. The remaining cost of the asset included in computer equipment is $195 as of December 31, 2007.

NOTE 9- Income Taxes

At December 31, 2007, the Company has remaining Federal net operating losses (“NOLs”) of $44,053 available through 2027. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of the Federal NOLs is limited. As a result of losses incurred in fiscal years 2005, 2006, 2007, and the Company’s current financial position (see Note 2 - Management’s Liquidity Plans and Going Concern), which indicate uncertainty as to the Company’s ability to generate future taxable income, the “more-likely-than-not” standard has not been met and therefore the Company’s deferred tax asset may not be realized. As such, the company carried a full valuation allowance against its deferred tax assets as of December 31, 2007.

In calculating its tax provision for the six month periods ended December 31, 2007 and 2006, the Company applied aggregate effective tax rates of approximately 51% and 27%, respectively, thereby creating income tax expense of $5,976 and an income tax benefit of $922, respectively. The increase in effective tax rates is the result of the Company increasing the valuation allowance against its deferred tax assets during the six months ended December 31, 2007.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 9- Income Taxes, continued

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income taxes. There were no amounts accrued for penalties or interest as of or during the six months ended December 31, 2007.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

NOTE 10- Earnings (Loss) Per Share

The calculations of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(10,897)	$(4,124)	$(17,794)	$(2,494)
Less:
Series A-1 Preferred stock dividends	(41)	(41)	(82)	(82)
Series B-1 Preferred stock dividends	--	(206)	--	(413)
Series C-1 Preferred stock dividends	--	(206)	--	(247)
Deemed dividend from Series B-1 warrants exercise price modification	(158)	--	(158)	--
Deemed dividend from Series C-1 warrants exercise price modification	(157)	--	(157)	--
Deemed dividend on Series B-1 exchange for Series D-1	(1,515)	--	(1,515)	--
Deemed dividend on Series C-1 exchange for Series D-1	(1,515)	--	(1,515)	(1,094)

Net income (loss) attributable to common stockholders	$(14,283)	$(4,577)	$(21,221)	$(4,330)

Denominator:

Denominator for basic and diluted EPS weighted average shares outstanding	66,738	65,063	66,467	64,892

Basic and Diluted EPS:	$(0.21)	$(0.07)	$(0.32)	$(0.07)

Stock options, warrants and convertible preferred stock, equivalent to 37,989 and 29,330 shares of the Company’s common stock, were not included in the computation of diluted earnings per share for the six months ended December 31, 2007 and 2006, respectively, as their inclusion would be antidilutive.

As of December 31, 2007, the total number of common shares outstanding and the number of common shares potentially issuable upon exercise of all outstanding stock options and conversion of preferred stocks (including contingent conversions) is as follows:

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 10- Earnings (Loss) Per Share, continued

Common stock outstanding	66,738
Stock options outstanding	10,525
Warrants outstanding	6,406
Common stock issuable upon converstion of preferred stocks:
Series C	6
Series A-1 (maximum contingent conversion) (a)	4,855
Series B-1 (c)	10,526
Series C-1 (c)	10,526

Total (b)	109,582

(a)	The Series A-1 shares are convertible only if the Company reaches $150 million in annual sales or upon a merger, consolidation, sale of assets or similar transaction.
(b)
Assuming no further issuance of equity instruments, or changes to the equity structure of the Company, this total represents the maximum number of shares of common stock that could be outstanding through July 24, 2017 (the end of the current vesting and conversion periods).

(c)
Upon the Company obtaining Stockholder Approval, which is reasonably assured as the major shareholders have provided a proxy approving the transactions, the Series B-1 and Series C-1 Convertible Preferred Stock held by Tullis and Aisling shall be exchangeable for shares of a new Series D-1 Convertible Preferred Stock, which shall be substantially similar to the B-1 and C-1 Convertible Preferred Stock other than the Conversion price which is to be $0.95 per share instead of $1.5338 per share.

NOTE 11 - Series B-1 Redeemable Convertible Preferred Stock

In May 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Tullis-Dickerson Capital Focus III, L.P. (“Tullis”). Under the Agreement, the Company agreed to issue and sell to Tullis, and Tullis agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,858) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“B-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an initial exercise price of $1.639 per share. The warrants have a five year term. The Series B-1 Stock and warrants sold to Tullis were initially convertible and/or exercisable into a total of 8,802 shares of common stock. The B-1 shares were initially convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the B-1 shareholders have the right to require the Company to redeem all or a portion of the B-1 shares upon the occurrence of certain triggering events, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. A triggering event shall be deemed to have occurred at such time as any of the following events: (i) failure to cure a conversion failure by delivery of the required number of shares of common stock within ten trading days; (ii) failure to pay any dividends, redemption price, change of control redemption price, or any other amounts when due; (iii) any event of default with respect to any indebtedness, including borrowings under the WFBC Credit and Security Agreement, under which the oblige of such indebtedness are entitled to and do accelerate the maturity of at least an aggregate of $3,000 in outstanding indebtedness; and (iv) breach of any representation, warranty, covenant or other term or condition in the Series B-1 Transaction Document.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 11 - Series B-1 Redeemable Convertible Preferred Stock, continued

For the six months ended December 31, 2007, the Company issued 148 shares of common stock as payment of $206 of previously accrued dividends. In connection with the Consent and Waiver Agreement (discussed in Note 8 - Debt), Tullis waived their rights to receive dividends for the quarters ended September 30, 2007 and December 31, 2007.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the B-1 shares as temporary equity and the value ascribed to the B-1 shares upon initial issuance in May 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,704 of the gross proceeds of the sale of B-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,418 to accumulated deficit during the quarter ended June 30, 2006. The non-cash charge measures the difference between the relative fair value of the B-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. On January 10, 2008, the Company received notice from WFBC that the Company was in default under its Senior Credit Agreement and Initial Forbearance Agreement dated October 26, 2007. On February 5, 2008, the Company entered into a Forbearance Agreement with Wells Fargo, which provides the Company with additional credit and provides for a forbearance by Wells Fargo from exercising its remedies based on previous defaults with respect to the Company’s credit agreement with Wells Fargo. As a result of the January 10, 2008 default notice and the terms of the February 5, 2008 Forbearance Agreement, in February 2008, the Company could no longer conclude that it is not probable that the Series B-1 preferred stock will become redeemable. Therefore, the Company will adjust the preferred stock to its $10,000 redemption value in the Company’s fiscal quarter ended March 31, 2008.

In addition, in May 2006, in connection with the sale of the B-1 shares the Company entered into a Registration Rights Agreement, as amended, with Tullis. Under the terms of this Registration Rights Agreement the Company is subject to penalties (a) if, within 60 days after a request to do so is made by the holders of such preferred stock, the Company does not timely file with the Securities and Exchange Commission a registration statement covering the resale of shares of its common stock issuable to such holders upon conversion of the preferred stock, (b) if a registration statement is filed, such registration statement is not declared effective within 180 days after the request is made or (c) if after such a registration is declared effective, after certain grace periods the holders are unable to make sales of its common stock because of a failure to keep the registration statement effective or because of a suspension or delisting of its common stock from the American Stock Exchange or other principal exchange on which its common stock is traded. The penalties will accrue on a daily basis so long as the Company is in default of the Registration Rights Agreement. The maximum amount of a registration delay penalty as defined in the Registration Rights Agreement is 18% of the aggregate purchase price of Tullis’ registrable securities included in the related registration statement. Unpaid registration delay penalties shall accrue interest at the rate of 1.5%

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 11 - Series B-1 Redeemable Convertible Preferred Stock, continued

per month until paid in full. If the Company fails to get a registration statement effective penalties shall accrue at an amount equal to 1.67% per month of the aggregate purchase price of Tullis’ registrable securities included in the related registration statement. If the effectiveness failure continues for more than 180 days the penalty rate shall increase to 3.33%. In addition, if the Company fails to maintain the effectiveness of a registration statement, penalties shall accrue at a rate of 3.33% per month of the aggregate purchase price of the registrable securities included in the related registration. The Company is also subject to penalties if there is a failure to timely deliver to a holder (or credit the holder’s balance with Depository Trust Company if the common stock is to be held in street name) a certificate for shares of our common stock if the holder elects to convert its preferred stock into common stock. Therefore, upon the occurrence of one or more of the foregoing events the Company’s business and financial condition could be materially adversely affected and the market price of its common stock would likely decline.

The Company’s Series B-1 redeemable convertible preferred stock is summarized as follows at December 31, 2007:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

15	10	$100	$10,000

Upon the Company obtaining Stockholder Approval, the Series B-1 Convertible Preferred Stock held by Tullis shall be exchangeable for shares of a new Series D-1 Convertible Preferred Stock, which shall be substantially similar to the B-1 Convertible Preferred Stock other than the Conversion price which is to be $0.95 per share instead of $1.5338 per share. The change in conversion price effectively changed the number of shares of common stock into which the Series B-1 preferred shares may be converted from 6,520 to 10,526 for the Series D-1 preferred shares. In accordance with EITF 00-27, as all significant terms were agreed to and performance was probable as the funds had been received and the majority shareholders had delivered a proxy approving the transaction, the Company recorded a deemed dividend of approximately $1,515 during the quarter ended December 31, 2007.

Pursuant to the terms of the Securities Purchase Agreements for the Company’s Series B-1 Convertible Preferred Stock, the consent of Tullis was required for the issuance of the Sutaria Notes and for the STAR Note financing. In consideration for that consent, the Company has agreed to exchange 2,282 warrants to purchase Company Common Stock held by Tullis with an exercise price of $1.639 per share for new warrants with an exercise price of $0.95 per share. In addition, the Major Shareholders have agreed to give Tullis tag along rights on certain sales of Company common stock. In accordance with EITF 00-27, as all significant terms were agreed to and performance was probable as the funds had been received and the majority shareholders had delivered a proxy approving the transaction, the Company recorded a deemed dividend of approximately $158.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 12 - Series C-1 Redeemable Convertible Preferred Stock

On September 11, 2006, the Company entered into a Securities Purchase Agreement (the “C-1 Agreement”) with Aisling Capital, L.P. (the “Buyer”). Under the C-1 Agreement, the Company agreed to issue and sell to the Buyer, and the Buyer agreed to purchase from the Company, for a purchase price of $10,000 (net proceeds of $9,993) an aggregate of 10 shares of a newly designated series of the Company’s preferred stock (“C-1”), together with 2,282 warrants to purchase shares of common stock of the Company with an initial exercise price of $1.639 per share. The warrants have a five year term. The Series C-1 Stock and warrants sold to the Buyer were initially convertible and/or exercisable into a total of 8,802 shares of common stock. The C-1 shares were initially convertible into common shares at a conversion price of $1.5338, and have an annual dividend rate of 8.25%, payable quarterly, which can be paid, at the Company’s option, in cash or the Company’s common stock. In addition, the C-1 shareholders have the right to require the Company to redeem all or a portion of the C-1 shares upon the occurrence of certain triggering events, as defined, at a price per preferred share to be calculated on the day immediately preceding the date of a triggering event. A triggering event shall be deemed to have occurred at such time as any of the following events: (i) failure to cure a conversion failure by delivery of the required number of shares of common stock within ten trading days; (ii) failure to pay any dividends, redemption price, change of control redemption price, or any other amounts when due; (iii) any event of default with respect to any indebtedness, including borrowings under the WFBC Credit and Security Agreement, under which the oblige of such indebtedness are entitled to and do accelerate the maturity of at least an aggregate of $3,000 in outstanding indebtedness; and (iv) breach of any representation, warranty, covenant or other term or condition in the Series C-1 Transaction Document.

For the six months ended December 31, 2007, the Company issued 148 shares of common stock as payment of $206 of previously accrued dividends. In connection with the Consent and Waiver Agreement (discussed in Note 8 - Debt and Note 18 - Subsequent Events), Aisling waived their rights to receive dividends for the quarters ended September 30, 2007 and December 31, 2007.

With respect to the Company’s accounting for the preferred stock, EITF Topic D-98, paragraph 4, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As described above, the terms of the Preferred Stock include certain redemption features that may be triggered by events that are not solely within the control of the Company, such as a potential default with respect to any indebtedness, including borrowings under the WFBC financing arrangement. Accordingly, the Company has classified the C-1 shares as temporary equity and the value ascribed to the C-1 shares upon initial issuance in September 2006 was the amount received in the transaction less the relative fair value ascribed to the warrants and direct costs associated with the transaction. The Company allocated $1,641of the gross proceeds of the sale of C-1 shares to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,094 to Accumulated deficit during the quarter ended September 30, 2006. The non-cash charge measures the difference between the relative fair value of the C-1 shares and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. On January 10, 2008, the Company received notice from WFBC that the Company was in default under its Senior Credit Agreement and Initial Forbearance Agreement dated October 26, 2007. On February 5, 2008, the Company entered into a Forbearance Agreement with Wells Fargo, which provides the Company with additional credit and provides for a forbearance by Wells Fargo from exercising its remedies based on previous defaults with respect to the Company’s credit agreement with Wells Fargo. As a result of the January 10, 2008 default

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 12 - Series C-1 Redeemable Convertible Preferred Stock

notice and the terms of the February 5, 2008 Forbearance Agreement, in February 2008, the Company could no longer conclude that it is not probable that the Series B-1 preferred stock will become redeemable. Therefore, the Company will adjust the preferred stock to its $10,000 redemption value in the Company’s fiscal quarter ended March 31, 2008.

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

The Company’s Series C-1 redeemable convertible preferred stock is summarized as follows at December 31, 2007:

	Shares Issued
Shares	And	Par Value	Liquidation
Authorized	Outstanding	Per Share	Preference

10	10	$100	$10,000

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 12 - Series C-1 Redeemable Convertible Preferred Stock, continued

Upon the Company obtaining Stockholder Approval, the Series C-1 Convertible Preferred Stock held by Aisling shall be exchangeable for shares of a new Series D-1 Convertible Preferred Stock, which shall be substantially similar to the C-1 Convertible Preferred Stock other than the Conversion price which is to be $0.95 per share instead of $1.5338 per share. The change in conversion price effectively changed the number of shares of common stock into which the Series C-1 preferred shares may be converted from 6,520 to 10,526 for the Series D-1 preferred shares. In accordance with EITF 00-27, as all significant terms were agreed to and performance was probable as the funds had been received and the majority shareholders had delivered a proxy approving the transaction, the Company recorded a deemed dividend of approximately $1,515 during the quarter ended December 31, 2007 .

Pursuant to the terms of the Securities Purchase Agreements for the Company’s Series C-1 Convertible Preferred Stock, the consent of Aisling was required for the issuance of the Sutaria Notes and for the STAR Note financing. In consideration for that consent, the Company has agreed to exchange 2,282 warrants to purchase Company Common Stock held by Aisling with an exercise price of $1.639 per share for new warrants with an exercise price of $0.95 per share. In addition, the Major Shareholders have agreed to give Aisling tag along rights on certain sales of Company common stock. In accordance with EITF 00-27, as all significant terms were agreed to and performance was probable as the funds had been received and the majority shareholders had delivered a proxy approving the transaction, the Company recorded a deemed dividend of approximately $157.

NOTE 13 - Equity Securities

Preferred Stocks
During the six months ended December 31, 2007, the Company issued 148 shares of the Company’s common stock to each of the Series B-1 and C-1 stockholders, respectively, for dividends earned for the quarter ended June 30, 2007 of $206 for each of the Series B-1 and Series C-1 stockholders, respectively.

Common Stock
During the six months ended December 31, 2007, 148 shares of the Company’s common stock were issued to Series B-1 and C-1 preferred stock shareholders, respectively, in settlement of dividends for the quarter ended June 30, 2007.

Stock Options and Appreciation Rights
During the six months ended December 31, 2007:

• the Company recognized approximately $39 as income in connection with 100 previously issued stock appreciation rights (“SARs”). The SARs must be exercised between July 1, 2008 and December 31, 2008. The SARs are recorded at fair value and are marked to market at each reporting period. As of December 31, 2007, the total liability related to the SARs is $7;

• total unrecognized compensation cost related to stock options granted was $1,281. The unrecognized stock option compensation cost is expected to be recognized over a weighted-average period of approximately 2.90 years;

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 13 - Equity Securities, continued

• total options outstanding and total options exercisable to purchase the Company’s common stock as of September 30, 2007, amounted to 10,525 and 9,195, respectively; These options had a weighted average exercise price of $1.14 and $1.09, respectively. At December 31, 2007 these options had no intrinsic value.

• 80 options to purchase the Company’s common stock were issued to certain employees at the market price on the date of the grant and had vesting periods ranging from 2.44 to 4.93 years from the date of issuance, and having a weighted average exercise price of $0.98 on the date of grant. There was no intrinsic value in these options at December 31, 2007.

• in connection with separation agreements involving three employees, the Company accelerated the vesting of 388 options, which were exercisable until December 10, 2007. As a result of these transactions, the Company recognized $0 and $246 expense during the three and six months ended December 31, 2007.

• the Company issued 556 shares (548 resulting from a cashless exercise of 1,100 options), resulting in $5 proceeds in connection with exercises of options to purchase the Company’s stock.

NOTE 14 - 401k Plan

In 2006, the Company initiated a pre-tax savings plan covering substantially all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute a portion of their pre-tax salary, subject to certain limitations. The Company contributes and matches 100% of the employee pre-tax contributions, up to 3% of the employee’s compensation plus 50% of pre-tax contributions that exceed 3% of compensation, but not to exceed 5% of compensation. The Company may also make profit-sharing contributions in its discretion which would be allocated among all eligible employees, whether or not they make contributions. Company contributions were approximately $103 and $195 for the three and six month period ended December 31, 2007, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 15 - Economic Dependency

Major Customers
The Company had the following customer concentrations for the three and six month periods ended December 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Customer "A"	13%	12%	13%	10%
Customer "B"	*	16%	*	15%
Customer "C"	*	13%	*	14%
Customer "D"	*	10%	*	17%
Customer "E"	*	*	11%	*
Customer "F"	*	18%	*	17%

* Sales to customer were less than 10%

Accounts Receivable

December 31,
2007
Customer "A"	$7,736
Customer "B"	68
Customer "C"	525
Customer "D"	564
Customer "E"	617
Customer "F"	103

The Company has supply agreements to sell various strengths of Ibuprofen, and commencing October 2005, various strengths of Naproxen, to the Department of Veteran Affairs through two intermediary wholesale prime vendors whose data are combined and reflected in Customer “A” above.

Major Suppliers
For the three and six months ended December 31, 2007, the Company purchased materials from three suppliers totaling approximately 74% and 68%, respectively. For the three and six months ended December 31, 2006, the Company purchased materials from four suppliers totaling approximately 67% and 65% of purchases, respectively. At December 31, 2007 and 2006, aggregate amounts due to these suppliers included in accounts payable, were approximately $3,944 and $5,357, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 16 - Related Party Transactions

Rents
The Company leases one of its business premises located in Hauppauge, New York, (“Premises”) from an entity owned by three stockholders (“Landlord”), under a noncancelable lease expiring in October 2019.

Under the terms of the lease for the Premises, upon a transfer of a majority of the issued and outstanding voting stock of Interpharm, Inc., which occurred on May 30, 2003, and every three years thereafter, the annual rent may be adjusted to fair market value, as determined by an independent appraiser. Effective May 1, 2006, the Company is paying the Landlord a base rent of $660 annually. For the three and six months ended December 31, 2007, the rents paid in accordance with this lease were $165 and $330, respectively. For the three and six months ended December 31, 2006, the rents paid in accordance with this lease were $165 and $285, respectively.

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

Purchase from APR, LLC
In the prior year, the Company placed an order valued at $160 for a certain raw material from APR. The Company currently purchases the same raw material from an overseas supplier at a price 37% greater than the price APR is currently willing to offer. The Company believes sourcing the raw material from APR would not only resolve intermittent delays in obtaining this material from overseas but would also improve gross margins on products using the raw material. Supply of this raw material is being coordinated with the Company’s requirement projections for the fiscal year ended June 30, 2008. As of December 31, 2007, the Company has advanced $80 to APR in connection with this order.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

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

In connection with her separation agreement, Vimla Sutaria received accelerated vesting of 88 stock options and a “cashless” exercise feature with respect to all of her 350 vested options which expired on December 10, 2007.

NOTE 17 - Commitments and Contingencies

Litigation
An action was commenced on June 1, 2006, by Ray Vuono (“Vuono” of “plaintiff”) in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06).  The action alleged that plaintiff was owed an amount exceeding $10 million in unpaid “finder’s fees” under an advisory agreement between plaintiff and Atec Group, Inc.

By motion dated July 26, 2006, the Company moved to dismiss Vuono’s complaint in its entirety.  Vuono cross-moved to disqualify the Company's counsel due to an alleged conflict of interest.  By decision and order dated March 29, 2007, the Court dismissed Vuono’s claims as they pertain to any fees claimed by Vuono related to a reverse merger of Interpharm, Inc. and the Company and declined to dismiss other claims.  The dismissed claims represent approximately $7 million of the total of $10 million claimed by Vuono.  The Court deferred its decision on Vuono’s motion to disqualify counsel, and held a hearing on the matter on September 24, 2007.  By decision and order dated December 17, 2007, the Court denied Vuono’s motion to disqualify counsel.

Vuono has filed notices of appeal in connection with both the partial dismissal of his claims and the motion to disqualify. The Company’s time to file and serve answering briefs has been extended to April 1, 2008. It is also anticipated that the trial court will shortly order the parties to engage in expedited discovery, including the exchange of documents and depositions of Vuono, the Company, and third-parties. The Company will continue to vigorously defend the action and cannot predict with certainty the outcome of this litigation.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 17 - Commitments and Contingencies, continued

In May 2007, a former employee commenced an action against the Company with the New York State Division of Human Rights.  The complaint against the Company alleges claims of race discrimination. The total sought by the former employee in the action is unspecified.  A hearing has been scheduled for late March 2008. The Company believes that the claims are without merit and the Company is vigorously defending the action.

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

On November 8, 2007, Leiner failed to make its initial principal payment under the Promissory Note, and indicated that it did not intend to make future payments under the Note.  In response, the Company declared Leiner in default under the Promissory Note and accelerated the unpaid principal obligations.  On November 26, 2007, the Company commenced litigation, via a motion for summary judgment in lieu of complaint, in New York Supreme Court, Suffolk County entitled Interpharm Holdings, Inc. v. Leiner Health Products LLC., 36642/2007, seeking to recover the full principal amount of the promissory note plus costs and interest.  Leiner has opposed the Company’s motion, the company expects a decision by early spring. In addition, Leiner has commenced an action against the Company in California state court for a declaratory judgment that it is entitled to a set-off against the Promissory Note based on the recall. Leiner Health Products LLC v. Interpharm Holdings, Inc., Superior Court of California, Los Angeles, No. BC381396. The Company’s response to Leiner’s California complaint is due in mid-February. The Company will continue to vigorously defend the action.

On November 2, 2007, the Company commenced an action against Watson in the U.S. District Court, Eastern District of New York (Index No. 02-4600). The Company is seeking rescission and a declaratory judgment relieving the Company of its obligations under the Termination Agreement. Watson’s answer in this action contains counterclaims seeking damages in the amount of $500 (representing the initial installment due from the Company under the Termination Agreement), a declaratory judgment that the Company must pay the balance due under the Termination Agreement, and damages for breach of the underlying Supply Agreement. Discovery in this action is expected to commence in mid-February 2008.

On November 16, 2007, Crane Partners LLC (“Crane”) commenced an action against the Company in the Superior Court of NJ-Law Div., Bergen County (Index No. L8474-07). Crane alleges the Company breached certain obligations under a Term Sheet that Crane and the Company entered into on October 22, 2007. Crane is seeking $60 plus interest and costs. A scheduling conference is set for February 20, 2008. The Company will continue to vigorously defend the action.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

On December 17, 2007, Generic Pharmaceutical Services Inc. (“GPSI”) commenced an action against the Company in the NY Supreme Court-Suffolk County (Index No. 07-39101). GPSI claims breach of contract and breach of implied warranty of merchantability in connection with product supplied to it by the Company. GPSI alleges damages of not less than $1,500. The Company believes that the claims are without merit and the Company is vigorously defending the action.

On January 25, 2008, Forest Laboratories, Inc. et al. (“Forest”) commenced an action against the Company in the U.S. District Court, District of Delaware (Index No. 08-52) in connection with the Company’s filing of its memantine tablets ANDA containing a paragraph IV certification challenging Forest’s patent on the branded product known as Namenda®. Forest’s complaint alleges infringement of U.S. Patent No. 5,061,703. Forest is seeking, inter alia, a judgment that the company has infringed U.S. Patent No. 5,061,703; that the Company’s ANDA shall not be approved prior to the expiration date of U.S. Patent No. 5,061,703 and an award of attorney fees, costs and expenses.

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
(In thousands, except for share data)

NOTE 17 - Commitments and Contingencies, continued

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

Since inception, we have incurred approximately $5,425 of research and development costs associated with the Tris agreements of which the Company has paid the full amount due as of December 31, 2007. The combined costs of these agreements could aggregate up to $5,800. The balance on the solids agreement, as amended, of $375 could be paid within two years if all milestones are reached. There is no outstanding balance to be paid related to the liquid agreement as of December 31, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 17 - Commitments and Contingencies, continued

Watson Pharmaceuticals, Inc.
On October 3, 2006, the Company entered into a termination and release agreement (the “Termination Agreement”) with Watson Laboratories, Inc. (“Watson”) terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which the Company manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to the Company thereby enabling it to market the Product. Further, Watson was required to turn over to the Company its current customer list for this Product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and the Company in turn invoiced Watson $42 for repacking. The net affect was a reduction of $99 to the Company’s net sales during the six months ended December 31, 2007. In consideration of the termination of Watson’s rights under the Supply Agreement, the Company is to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the termination agreement. The Company determined the net present value of the obligation and accordingly increased Accounts payable, accrued expenses and other liabilities and Contract termination liability by $367 and $1,288, respectively. At December 31, 2007, contract termination liability of $902 and $903 are included in Accounts payable, accrued expenses and other liabilities and Contract termination liability, respectively. The imputed interest of $345 will be amortized over the remaining life of the obligation using the effective interest rate method. Non-cash interest of $28 and $62 was recognized during the three and six months ended December 31, 2007.

On November 2, 2007, the Company commenced an action against Watson in the U.S. District Court, Eastern District of New York (Index No. 02-4600). The Company is seeking rescission of the Termination Agreement based on Watson’s fraud in the inducement and a declaratory judgment relieving the Company of its obligations under the Termination Agreement. Watson’s answer in this action contains counterclaims seeking damages in the amount of $500 (representing the initial installment due from the Company under the Termination Agreement, which the Company withheld due to Watson’s fraud), a declaratory judgment that the Company must pay the balance due under the Termination Agreement, and damages for breach of the underlying Supply Agreement. Discovery in this action is expected to commence in mid-February 2008.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

NOTE 17 - Commitments and Contingencies, continued

Centrix Pharmaceutical, Inc.
On October 27, 2006, the Company amended its agreement with Centrix Pharmaceuticals, Inc., (“Centrix”) wherein Centrix has agreed to purchase over a twelve month period, 40% more bottles of the Company’s female hormone therapy products than the initial year of the agreement, commencing November 2006.  The parties will share net profits, as defined in the agreement, with the Company’s share being paid within 45 days of the end of each calendar month.  The amendment has a one year term, after which time the original Centrix agreement shall again be in full force and effect. On February 13, 2008, the Company notified Centrix that it is in material breach of their original agreement and the October 27, 2006 amendment. As a result, the Company has terminated the agreement.

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
(In thousands, except for share data)

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
(In thousands, except for share data)
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

On January 10, 2008, we received notice from WFBC that we had defaulted under the Forbearance Agreement. On February 5, 2008, we entered into a new Forbearance Agreement with WFBC. In conjunction with these activities, we have restructured our business in an effort to achieve positive cash flow and profitability.  On January 29, 2008, we reduced payroll by approximately 20% on an annualized basis, and the Company’s research and development programs have been substantially curtailed.

Net sales for the three and six months ended December 31, 2007 were $16,214 and $33,929, respectively, which represented a 7.2% and 15.8% decrease from sales of $17,479 and $40,305 for the three and six months ended December 31, 2006.  Lower sales in the three months ended December 31, 2007 was due to our inability to obtain adequate levels of raw materials, which was the result of raw material supply being interrupted by the Company’s liquidity difficulties during the quarter ended December 31, 2007. The Company’s inefficient production and planning processes also contributed to not being able to completely satisfy open sales orders.  As a result, we had backorders of approximately $3,000 at December 31, 2007.

Subsequent to December 31, 2007, we have taken steps to improve the production planning process which should improve our sales performance going forward.  We are currently holding discussions with the Company’s key vendors in an effort ensure that there is a continuous supply of raw materials.  In addition, we are seeking alternative financing arrangements to secure additional working capital.  If we are not able to procure sufficient levels of raw materials, or if we are not able to secure additional working capital in a timely manner, then the Company will not be able to continue as a going concern. We would then be forced to conduct a sale of the Company or a liquidation of assets in bankruptcy.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

Results of Operations --
Summary

As indicated in the tables below, our net sales decreased $1,265, or 7.2%, when comparing the three month periods ended December 31, 2007 and 2006. In addition, our net sales decreased $6,376 or 15.8% when comparing the six month periods ended December 31, 2007 and 2006.

	Three Month Periods Ended December 31,
	2007		2006
		% of		% of
	Sales	Sales	Sales	Sales
Ibuprofen	$6,615	41%	$8,551	49%
Bactrim®	3,562	22	4,556	26
Naproxen	2,893	18	2,422	14
Hydrocodone/Acetaminophen	1,040	6	--	0
Isometheptene/Dichloral	1,492	9	--	0
Hydrocodone/Ibuprofen	541	3	104	1
Female hormone product	--	0	1,766	10
All Other Products	71	1	80	0
Total	$16,214	100%	$17,479	100%

	Six Month Periods Ended December 31,
	2007		2006
		% of		% of
	Sales	Sales	Sales	Sales
Ibuprofen	$15,981	47%	$17,173	43%
Bactrim®	7,022	20	9,304	23
Naproxen	5,008	15	5,520	14
Hydrocodone/Acetaminophen	1,715	5	--	0
Isometheptene/Dichloral	1,492	4	447	1
Female hormone product	1,275	4	6,791	17
Hydrocodone/Ibuprofen	1,213	4	1,030	2
All Other Products	223	1	40	0
Total	$33,929	100%	$40,305	100%

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

•	Net sales of Ibuprofen for the three and six month periods ended December 31, 2007 decreased by $1,936, or 22.6% and $1,192 or 6.9%, as compared to sales for the three and six months ended December 31, 2006, respectively. The sales decreases resulted primarily from our inability to obtain sufficient quantities of raw materials in the three months ended December 31, 2007, which blocked us from producing sufficient quantities of finished product to satisfy open orders.

•
Net sales of our Bactrim products for the three and six months ended December 31, 2007 decreased $994, or 21.8% and $2,282 or 24.5%, as compared to sales for the three and six month periods ended December 31, 2006, respectively. (We market our Sulfamethoxazole - Trimethoprim products in two strengths: 400mg / 80mg, commonly referred to as generic Bactrim®, and 800mg / 160mg, commonly referred to as Bactrim-DS® (both, “Bactrim”)). The sales decrease resulted from our inability to obtain sufficient quantities of raw materials in the three months ended December 31, 2007, which blocked us from producing sufficient quantities of finished product to satisfy open orders. In addition, the decrease in sales primarily relates to lower selling prices in the December 2007 quarter as compared to the prior year.

•
Net sales of our Naproxen products for the three month period ended December 31, 2007 increased $471, or 19.4%, as compared to sales for the three month period ended December 31, 2006. However, sales for the six month period ended December 31, 2007 decreased $512, or 9.3%, as compared to sales for the six month period ended December 31, 2006 due to increased competitive pressure and due to losing private label distributor business to a large wholesaler and retailer in July 2007.

•
Net sales of our female hormone products for the three months ended December 31, 2007 were zero, and sales for the six month period ended December 31, 2007 decreased $5,516, or 81.2%, as compared to sales for the six month period ended December 31, 2006. During the past six months, two additional competitors entered the market for these products, resulting in decreased selling prices, lower volume sold and lower margins. On February 13, 2008 we terminated the agreement with Centrix under which we marketed this product. See Note 17 to the condensed consolidated financial statements contained herein for additional discussion.

•
We re-entered the market with distribution of our Isometheptene/Dichloral/Acetominophen capsules product in October 2007 (equivalent to branded product Midrin®). Our sales of this product through major wholesaler and retailer channels of distribution have steadily increased as we increase our sources of raw material supply.

•
On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson terminating the Manufacturing and Supply Agreement dated as of October 14, 2003 pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets.  As a result of the Termination Agreement we obtained all rights to market this product. Net sales of this product for the three and six month periods ended December 31, 2007 increased by $437 or 420.2% and $183 or 17.8%, respectively as compared to sales for the six month period ended December 31, 2006.

•	During the six months ended December 31, 2007, we re-launched seven strengths of our hydrocodone bitartrate/acetaminophen tablet products though retail and wholesale channels of distribution.

For the three and six months ended December 31, 2007, we purchased materials from three suppliers totaling approximately 74% and 68%, respectively. For the three and six months ended December 31, 2006, we purchased materials from four suppliers totaling approximately 67% and 65% of purchases, respectively. At December 31, 2007 aggregate amounts due to these suppliers included in accounts payable, were approximately $3,944.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

Cost of sales / Gross Margins

Our gross profit percentage for the three and six month periods ended December 31, 2007 was 14.0% and 9.9%, respectively, a decrease of 9.1 and 22.4 percentage points as compared to 23.1% and 32.3% for the three and six months ended December 31, 2006, respectively.  Due to the liquidity issues that have confronted us in the past several months, we were not able to maintain a continuous source of supply for many of major raw materials.  This created inefficiencies in the manufacturing and planning processes and resulted in not being able to produce sufficient finished products to satisfy open orders in a timely manner. Subsequent to the November 2007 financing transactions, while we were able to begin to obtain increased materials, inventory levels at December 31, 2007 were lower than required and we were behind in terms of the rate at which raw materials had been converted to finished goods.

During the six months ended December 31, 2007, inventory levels were reduced as discussed above.  In addition, we recognized adjustments of $1,000 to reduce the carrying value of certain inventory items on hand at December 31, 2007 to their market value and a reserve for obsolescence of $205. The combination of the significant decrease in inventory from June 30, 2007 to December 31, 2007, the $1,205 in inventory adjustments, and the relatively low level of net sales resulted in higher cost of sales as a percentage of sales being reflected in the three and six months ended December 31, 2007.

Selling and General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $147 or 4.7% to $3,303 for the three months ended December 31, 2007, as compared to $3,156 for the three months ended December 31, 2006.  When stated as a percentage of net sales, SG&A expenses increased to 20.4% for the three months ended December 31, 2007 as compared to 18.1% for the three months ended December 31, 2006.

The increase in SG&A expenses during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 is primarily attributable to a $225 increase in freight expense. This increase is due to a higher proportion of distribution through major retail channels as opposed to warehouse and distribution centers, combined with an increase in the number of shipments between our two production facilities as we are now using warehouse space in the Yaphank facility for storage of our raw materials and as we have started production out of the Yaphank facility for products which can only be shipped from our Hauppauge location due to FDA restrictions. In addition, there was an increase of $88 in bank fees resulting from waiver fees following defaults under our Forbearance Agreement with WFBC, an increase of $77 for professional and consulting fees as a result of an increase in management advisory services, and an increase of $62 in compensation and related taxes and benefits for sales and administrative staff.

There were significant offsets to the increases in SG&A described above. We currently have outstanding SARs, which are recorded at fair value and are marked to market each reporting period with changes in fair value being recorded to SG&A. The adjustments in the fair value resulted in a decline of $94 in SG&A expense during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Board of Directors fees declined by $139 as a result of a nonrecurring cost incurred during the quarter ended December 31, 2006 resulting from the finalization of a new board compensation package. In addition, legal and accounting costs declined by $79 which was primarily attributable to the settlement of a legal matter during the quarter ended December 31, 2006 in the amount of $66.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

SG&A expenses increased $1,281 or 22.1% to $7,075 for the six months ended December 31, 2007, as compared to $5,794 for the six months ended December 31, 2006.  When stated as a percentage of net sales, SG&A expenses increased to 20.9% for the six months ended December 31, 2007 as compared to 14.4% for the same period in the prior year.

The increase in SG&A expense for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 is primarily attributable to an increase of $316 in compensation and related taxes and benefits for sales and administrative staff, an increase in freight expense of $297 consistent with the discussion above, an increase of $262 in professional services and consulting fees consisting of non-capitalizable costs associated with the ERP system implementation and additional management advisory services, an increase of $89 in bank fees resulting from waiver fees following defaults under our Forbearance Agreement with WFBC, and an increase of $71 in rent expense. These expenses were partially offset by a decrease in the fair value of our outstanding SARs of $105.

SFAS 123® requires us to report a non-cash expense for the ratable portion of the fair value of employee stock option awards of unvested stock options over the remaining vesting period.  We reported non-cash expenses of $233 and $375 during the three month periods ended December 31, 2007 and December 31, 2006, respectively.  We reported non-cash expenses of $575 and $586 during the six month periods ended December 31, 2007 and December 31, 2006, respectively.

Research and Development Expenses

We incurred Research and Development (“R&D”) expenses of $2,903 during the three month period ended December 31, 2007, which represented a decrease of $1,968, or 40.4%, below $4,871 incurred in the three month period ended December 31, 2006.

The decline in R&D expenses is primarily the result of a $1,082 decrease in costs associated with our agreements with Tris Pharma, Inc. (“Tris”) as described below, a $357 decline in legal and consultation costs, a $280 decline in materials used in the bio-study and product development processes, a $413 reduction in costs associated with bioequivalence studies for new generic pharmaceutical products currently in development, and a $244 decrease in outside service costs. These decreases were offset by an increase of $319 in overhead costs such as rent, depreciation and utilities, due to growth in the amount of space allocated for R&D work as compared to the comparative period in the prior year.

R&D costs for the six month period ended December 31, 2007 decreased $1,928, or 23.3% to $6,361 from $8,289 for the six month period ended December 31, 2006.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

The decline in R&D expenses is primarily the result of a $1,447 decrease in costs associated with our agreements with Tris as described below, and a $1,219 reduction in costs associated with bioequivalence studies for new generic pharmaceutical products currently in development. In addition, there was also a $446 decrease in legal and consultation costs, and a $164 decrease in outside service costs. These decreases were offset by an increase of $623 in compensation and related taxes and benefits for R&D employees, and an increase of $584 in overhead costs such as rent, depreciation and utilities, due to growth in the amount of space allocated for R&D work as compared to the comparative period in the prior year.

As previously reported, during October 2006, we entered into a new agreement (“New Liquids Agreement”) with Tris Pharma, Inc. (“Tris”), which terminated the agreement entered into February 2005, which in turn was for the development and licensing of up to twenty-five liquid generic products (“Liquids Agreement”). According to the terms of the New Liquids Agreement, Tris will, among other things, be required to develop and deliver the properties, specifications and formulations (“Product Details”) for fourteen generic liquid pharmaceutical products (“Liquid Products”). We will then utilize this information to obtain all necessary approvals. Tris will manufacture, package and label each product for a fee. In conjunction with this new liquids agreement we were required to pay Tris $1,000, whether or not regulatory approval is obtained for any of the liquid products. As of December 31, 2007, all payments associated to this agreement were made. In addition, Tris is to receive forty percent of the net profits, as defined, in accordance with the terms in the New Liquids Agreement.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

Interest Expense, net

Our net interest expense increased approximately $744 and $1,200 when comparing the three and six months ended December 31, 2007 with the three and six month period ended December 31, 2006. The increases are primarily a result of an increase in borrowings from our line of credit and the default rate of interest being charged as a result of the defaults discussed below in Liquidity and Capital Resources. As of December 31, 2006, we had not drawn from our line of credit as compared to $15,143 outstanding against the line of credit as of December 31, 2007. In addition to these borrowings being in place, we also borrowed additional funds for new equipment.

In order to hedge against rising interest rates, we entered into two interest rate swap arrangements. Fair value of the interest rate swaps at December 31, 2007 and 2006 was approximately ($380) and $83 and is included in Other Liabilities and Other Assets, respectively. However, it is likely that, as a result of additional borrowings we will incur increases in our interest expense in the future.

Income Taxes

At December 31, 2007, we have remaining Federal net operating losses (“NOLs”) of $44,053 available through 2027. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in our ownership, utilization of the Federal NOLs is limited. As a result of losses incurred in fiscal years 2005, 2006, 2007, and the our current financial position (see Note 2 - Management’s Liquidity Plans and Going Concern of the accompanying condensed consolidated financial statements), which indicate uncertainty as to our ability to generate future taxable income, the “more-likely-than-not” standard has not been met and therefore our deferred tax asset may not be realized. As such, we carried a full valuation allowance against our deferred tax assets as of December 31, 2007.

In calculating its tax provision for the six month periods ended December 31, 2007 and 2006, we applied aggregate effective tax rates of approximately 51% and 27%, respectively, thereby creating income tax expense of $5,976 and a benefit of $922, respectively. The increase in effective tax rates is the result of increasing our valuation allowance against its deferred tax assets during the three months ended December 31, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

Liquidity and Capital Resources

As previously reported, on October 26, 2007, we finalized a Forbearance Agreement with WFBC that terminated on December 31, 2007, which was subsequently amended on November 12, 2007. As of June 30, 2007, we had defaulted under the Senior Credit Agreement with respect to (i) financial reporting obligations, including the submission of its annual audited financial statements for the fiscal year ending June 30, 2007, and (ii) financial covenants related to minimum net cash flow, maximum allowable leverage ratio, maximum allowable total capital expenditures and unfinanced capital expenditures for the fiscal year ended June 30, 2007 (collectively, the “Defaults”). WFBC waived the Defaults based upon our consummation and receipt of $8,000 related to the issuance of subordinated debt described below.

On January 10, 2008, we received notice (the “Notice”) from Wells Fargo that we had defaulted under the Forbearance Agreement with respect to: (i) financial covenants relating to required Income Before Tax for the months ending October 31, 2007 and November 30, 2007, (ii) financial covenants relating to required Net Cash Flow for the months ending October 31, 2007 and November 30, 2007 and (iii) an obligation to have a designated financial advisor provide an opinion as our ability to meet their fiscal year 2008 projections. The Notice stated that Wells Fargo is not demanding repayment of the Outstanding Amount at this time, but that Wells Fargo reserves the right to do so.

On February 5, 2008, we entered into a Forbearance Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) which, as more fully set forth below, provides us with additional credit and provides for a forbearance by Wells Fargo from exercising its remedies based on previous defaults with respect to ourcredit agreement with Wells Fargo.

In connection with our negotiation of the Forbearance Agreement, we completed a restructuring of its operations on January 25, 2008 and submitted a new operating plan to Wells Fargo which we believe will result in positive cash flow and net profits. Pursuant to the new operating plan, we have substantially reduced research and development activities, reduced payroll by approximately 20% and began a process to identify alternative financing sources for our real estate, machinery and equipment, and working capital finance.

As reported in Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008, on January 28, 2008, Wells Fargo informed us that it would consider providing us with credit availability on the condition that we (i) develop and implement a new operating plan focused on increasing the amount of eligible collateral and reducing costs and (ii) develop an alternative financing arrangement.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

On February 5, 2008, we entered into the Forbearance Agreement with Wells Fargo whereby Wells Fargo agreed to, among other things, (i) forbear from exercising its remedies arising from our default under the Wells Fargo Credit Agreement until June 30, 2008 provided no further default occurs; (ii) provide a moratorium on certain principal payment; (iii) and advance us up to $3,000 under a newly granted real estate line of credit mortgage on our real estate, which amounts will be due on June 30, 2008.

Under the Forbearance Agreement we agreed to (i) submit to Wells Fargo, on a weekly basis, a “rolling” 13-week budget; (ii) engage a chief restructuring officer to review and oversee the budget and, in conjunction with our management, certain financial matters; (iii) grant Wells Fargo an equity line of credit mortgage to secure its new equity line of credit and a collateral mortgage to secure certain obligations under the $7,000 portion of revolving line of credit that has been converted to a term loan and (iv) pay Wells Fargo a success fee of up to $500 in the event the balance of the indebtedness owed to Wells Fargo is repaid from the sale of our stock or substantially all of our assets prior to June 30, 2008.

The Forbearance Agreement also limits our borrowing base on which certain advances are made and provides for a number of events of default, including (i) a material adverse change (ii) failure by us to meet certain budget items by more that 10%; (iii) failure to receive a letter of intent for the sale of the assets of the Company for an amount in excess of the Wells Fargo indebtedness by March 31, 2008; (iv) failure by the Company to receive a commitment for the sale of the assets of the Company for an amount in excess of the Wells Fargo indebtedness by April 30, 2008; (v) failure of the Company to close a transaction for the sale of the assets of the Company for an amount in excess of the Wells Fargo indebtedness by June 30, 2008; and (vi) Wells Fargo indebtedness remains outstanding on June 30, 2008.

Pursuant to the operating plan approved by Wells Fargo in connection with the Forbearance Agreement, the Company will have access to up to an additional $3,000 of capital to meet its ongoing working capital and operating requirements.

At December 31, 2007, we had a working capital deficiency of $16,635, an accumulated deficit of $39,970 and cash flows used in operating activities of $9,835. In order to address our operating loss position and our lack of liquidity, we have taken various actions to improve profitability and cash flows generated from operations, including:

o	Headcount was reduced on January 29, 2008 resulting in a 20% decrease in compensation costs on an annualized basis.
o	Research & development (R&D) initiatives have been suspended, resulting in a substantial reduction in R&D expense commencing February 1, 2008.

As previously reported, we completed a series of banking and financing activities in October and November 2007, which are outlined below.

On November 7, 2007 and November 14, 2007, as required by the Forbearance Agreement, we received a total of $8,000 in gross proceeds from the issuance and sale of subordinated debt.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

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

Tullis is an investor in the Company and the holder of its Series B-1 Convertible Preferred Stock. Aisling is also an investor in the Company and the holder of its Series C-1 Convertible Preferred Stock. Reid is the Company’s Chief Executive Officer and SFR is owned by Company shareholders who control approximately 53% of the Company’s voting stock (the “Major Shareholders”), including Raj Sutaria, who is a Company Executive Vice President.

Interest of 12% per annum on the STAR Notes is payable quarterly in arrears, and may be paid, at the option of the Company, in cash or PIK Notes. Upon the Company obtaining stockholder approval and ratification of the issuance of the STAR Note financing and making the necessary filings with the SEC in connection therewith (the “Stockholder Approval”), which is to occur no earlier than January 18, 2008 and no later than the later of February 28, 2008 or such later date as may be necessary to address SEC comments on the Company’s Information Statement on Schedule 14C, which was filed on January 15, 2008, the STAR Notes shall be exchanged for:

•
Secured Convertible 12% Promissory Notes due 2009 (the “Convertible Notes”) in the original principal amount equal to the principal and accrued interest on the STAR Notes through the date of exchange. The conversion price of the Convertible Notes is to be $0.95 per share and interest is to be payable quarterly, in arrears, in either cash or PIK Notes, at the option of the Company;

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

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

Our operations and capital expenditures have been financed through the WFBC Credit Facility. For the six months ended December 31, 2007, net cash used in operating activities was $9,835 as compared to cash used in operating activities of $2,195 for the six months ended December 31, 2006. Significant factors comprising the net cash used in operating activities for the six months ended December 31, 2007 include: net loss of $17,794, increase in inventory and prepaid expenses and other current assets of $3,834 and $433, respectively, partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $5,282. Accounts payable, accrued expenses and other payables decreased primarily due to the receipt of $8,000 in conjunction with the completion of the banking and financing activities discussed below. We also recognized several non-cash charges: depreciation and amortization of $1,818, stock-based compensation expense (in accordance with SFAS 123 ®) amounting to $575, a lower of cost or market write down of inventory of $1,000 and an inventory obsolescence reserve of $205.

For the six months ended December 31, 2007, we used funds in investing activities of $2,080 compared to $2,320 used in investing activities during the six months ended December 31, 2006. These amounts primarily related to capital expenditures for new machinery, equipment and building renovations.

Our financing activities provided cash of $11,884 for the six months ended December 31, 2007 compared to $9,956 of cash provided by financing activities for the same period in the prior year. For the six months ended December 31, 2007, we increased borrowings by $5,277 under the WFBC revolving credit facility. For the quarter ended December 31, 2006, net cash of $9,993 was provided by the sale of $10,000 of our Series C-1 redeemable convertible preferred stock, which generated $9,993 of cash. For the quarter ended December 31, 2007, net cash of $8,000 was provided by the issuance of subordinated debt.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

At December 31, 2007, we had $41 in cash and cash equivalents, compared to $72 at June 30, 2007.

Realization of our assets is dependent on the continued operations of the Company and the future success of such operations. There can be no assurances that we will be able to reverse our operating losses, cash flow deficiencies, or meet the requirements set forth in the Forbearance Agreement entered into on February 5, 2008. These factors raise substantial doubt about our ability to continue as a going concern. Among other initiatives, we are currently holding discussions with its key vendors in an effort ensure that there is a continuous supply of raw materials.  In addition, we are seeking alternative financing arrangements to secure additional working capital.  If we are not able to procure sufficient levels of raw materials, or if we are not able to secure additional working capital in a timely manner, then we will not be able to continue as a going concern.  We would then be forced to conduct a sale of the Company or a liquidation of assets in bankruptcy.

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

Complete details regarding the WFBC credit facility may be found in Note 8 of the accompanying condensed consolidated financial statements for the quarter ended December 31, 2007 and in our Form 10-K filed with the SEC on November 15, 2007.

Watson Termination Agreement

On October 3, 2006, we entered into a termination and release agreement (the “Termination Agreement”) with Watson terminating the Manufacturing and Supply Agreement dated October 14, 2003 (the “Supply Agreement”) pursuant to which we manufactured and supplied and Watson distributed and sold generic Vicoprofen® (7.5 mg hydrocodone bitartrate/200 mg ibuprofen) tablets, (the “Product”). Watson was required to return all rights and agreements to us thereby enabling us to market the Product ourselves. Further, Watson was required to turn over to us its then current customer list for this product and agreed that, for a period of six months from closing, neither Watson nor any of its affiliates is to solicit sales for this Product from its twenty largest customers. In accordance with the Termination Agreement, Watson returned approximately $141 of the Product and we in turn invoiced Watson $42 for repacking. The net effect was a reduction of $99 to our net sales during the three month ended December 2006. In consideration of the termination of Watson’s rights under the Supply Agreement, we are to pay Watson $2,000 payable at the rate of $500 per year over four years from the first anniversary of the effective date of the agreement. We determined the net present value of the obligation and accordingly included in Accounts payable, accrued expenses and other liabilities and Contract termination liability $367 and $1,288, respectively. The imputed interest of $324 will be amortized over the four year life of the obligation using the effective interest rate method. At December 31, 2007, contract termination liability of $902 and $903 are included in Accounts payable, accrued expenses and other liabilities and Contract termination liability, respectively. The imputed interest of $345 will be amortized over the remaining life of the obligation using the effective interest rate method. Non-cash interest of $28 and $62 was recognized during the three and six months ended December 31, 2007.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

Accounts Receivable

Our accounts receivable at December 31, 2007 was $13,718 as compared to $12,945 at June 30, 2007. The average annual turnover ratio of accounts receivable to net sales for the six months ended December 31, 2007 was 5.09. Our turns are calculated on an annual average. Our accounts receivable continue to have minimal risk with respect to bad debts; however this trend cannot be assured.

Inventories

At December 31, 2007, our inventory was $12,256 as compared to $17,295 at June 30, 2007. Our turnover of inventory for the six months ended December 31, 2007 was 4.14.

We reduce the carrying value of inventories to a lower of cost or market basis for inventory whose net book value is in excess of market. Aggregate reductions in the carrying value with respect to inventories still on hand at December 31, 2007 that were determined to have a carrying value in excess of market was $1,000.

In addition, we perform a quarterly review of inventory items to determine if an obsolescence reserve adjustment is necessary. The allowance not only considers specific items and expiration dates, but also takes into consideration the overall value of the inventory as of the balance sheet date. The inventory obsolescence reserve value at December 31, 2007 was $205.

Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other current liabilities decreased $5,214 from June 30, 2007 to December 31, 2007 primarily due to the receipt and use of $8,000 in conjunction with the completion of the banking and financing activities outlined above.

Cash

Cash decreased approximately $31 to $41 at December 31, 2007 from $72 at June 30, 2007 as more fully described in Liquidity and Capital Resources above.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

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

In addition, we are party to supply agreements with certain pharmaceutical companies under which, in addition to the selling price of the product, we receive payments based on sales or profits associated with these products realized by our customer. We recognize revenue related to the initial selling price upon shipment of the products as the selling price is fixed and determinable and no right of return exists. We recognize the additional revenue component of these agreements at the time our customers record their sales and are based on pre-defined formulas contained in the agreements.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

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
(In thousands, except for share data)

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2007, total obligations to our bank pertaining to the credit facility described above were: (i) $15,143 related to the WFBC line of credit; (ii) approximately $10,533 real property term loan; and (ii) $4,914 owing on the machinery and equipment lines (see Note 8 of the accompanying condensed consolidated financial statements).

With respect to the real estate term loan and the $3,500 M&E loan, we entered into interest rate swap contracts (the “swaps”), whereby we pay a fixed rate of 7.56% and 8.00% per annum, respectively. However, as a result of the default discussed above, the Company was charged interest at the default rates of 10.56% and 11.00%, respectively. The swaps mature in 2010. The swaps are a cash flow hedge (i.e. a hedge against interest rates increasing). As all of the critical terms of the swaps and loans match, they are structured for short-cut accounting under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities’” and by definition, there is no hedge ineffectiveness or a need to reassess effectiveness. Fair value of the interest rate swaps at December 31, 2007 and June 30, 2007 was approximately ($380) and $10 and is included in Other Liabilities and Other Assets, respectively.

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

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

At the conclusion of the six month period ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company, required to be disclosed in this report.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES
(In thousands, except for share data)

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

An action was commenced on June 1, 2006, by Ray Vuono (“Vuono” of “plaintiff”) in the Supreme Court of the State of New York, County of Suffolk (Index No. 13985/06).  The action alleged that plaintiff was owed an amount exceeding $10 million in unpaid “finder’s fees” under an advisory agreement between plaintiff and Atec Group, Inc.

By motion dated July 26, 2006, the Company moved to dismiss Vuono’s complaint in its entirety.  Vuono cross-moved to disqualify the Company's counsel due to an alleged conflict of interest.  By decision and order dated March 29, 2007, the Court dismissed Vuono’s claims as they pertain to any fees claimed by Vuono related to a reverse merger of Interpharm, Inc. and the Company and declined to dismiss other claims.  The dismissed claims represent approximately $7 million of the total of $10 million claimed by Vuono.  The Court deferred its decision on Vuono’s motion to disqualify counsel, and held a hearing on the matter on September 24, 2007.  By decision and order dated December 17, 2007, the Court denied Vuono’s motion to disqualify counsel.

Vuono has filed notices of appeal in connection with both the partial dismissal of his claims and the motion to disqualify. The Company’s time to file and serve answering briefs has been extended to April 1, 2008. It is also anticipated that the trial court will shortly order the parties to engage in expedited discovery, including the exchange of documents and depositions of Vuono, the Company, and third-parties. The Company will continue to vigorously defend the action and cannot predict with certainty the outcome of this litigation.

In May 2007, a former employee commenced an action against the Company with the New York State Division of Human Rights.  The complaint against the Company alleges claims of race discrimination. The total sought by the former employee in the action is unspecified.  A hearing has been scheduled for late March 2008. The Company believes that the claims are without merit and the Company is vigorously defending the action.

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

INTERPHARM HOLDINGS, INC. AND SUBSIDIARIES

On November 8, 2007, Leiner failed to make its initial principal payment under the Promissory Note, and indicated that it did not intend to make future payments under the Note.  In response, the Company declared Leiner in default under the Promissory Note and accelerated the unpaid principal obligations.  On November 26, 2007, the Company commenced litigation, via a motion for summary judgment in lieu of complaint, in New York Supreme Court, Suffolk County entitled Interpharm Holdings, Inc. v. Leiner Health Products LLC., 36642/2007, seeking to recover the full principal amount of the promissory note plus costs and interest.  Leiner has opposed the Company’s motion, the company expects a decision by early spring. In addition, Leiner has commenced an action against the Company in California state court for a declaratory judgment that it is entitled to a set-off against the Promissory Note based on the recall. Leiner Health Products LLC v. Interpharm Holdings, Inc., Superior Court of California, Los Angeles, No. BC381396. The Company’s response to Leiner’s California complaint is due in mid-February. The Company will continue to vigorously defend the action.

On November 2, 2007, the Company commenced an action against Watson in the U.S. District Court, Eastern District of New York (Index No. 02-4600). The Company is seeking rescission and a declaratory judgment relieving the Company of its obligations under the Termination Agreement. Watson’s answer in this action contains counterclaims seeking damages in the amount of $500 (representing the initial installment due from the Company under the Termination Agreement), a declaratory judgment that the Company must pay the balance due under the Termination Agreement, and damages for breach of the underlying Supply Agreement. Discovery in this action is expected to commence in mid-February 2008.

On November 16, 2007, Crane Partners LLC (“Crane”) commenced an action against the Company in the Superior Court of NJ-Law Div., Bergen County (Index No. L8474-07). Crane alleges the Company breached certain obligations under a Term Sheet that Crane and the Company entered into on October 22, 2007. Crane is seeking $60 plus interest and costs. A scheduling conference is set for February 20, 2008. The Company will continue to vigorously defend the action.

On December 17, 2007, Generic Pharmaceutical Services Inc. (“GPSI”) commenced an action against the Company in the NY Supreme Court-Suffolk County (Index No. 07-39101). GPSI claims breach of contract and breach of implied warranty of merchantability in connection with product supplied to it by the Company. GPSI alleges damages of not less than $1,500. The Company believes that the claims are without merit and the Company is vigorously defending the action.

On January 25, 2008, Forest Laboratories, Inc. et al. (“Forest”) commenced an action against the Company in the U.S. District Court, District of Delaware (Index No. 08-52) in connection with the Company’s filing of its memantine tablets ANDA containing a paragraph IV certification challenging Forest’s patent on the branded product known as Namenda®. Forest’s complaint alleges infringement of U.S. Patent No. 5,061,703. Forest is seeking, inter alia, a judgment that the company has infringed U.S. Patent No. 5,061,703; that the Company’s ANDA shall not be approved prior to the expiration date of U.S. Patent No. 5,061,703 and an award of attorney fees, costs and expenses.

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

INTERPHARM HOLDINGS, INC.
(Registrant)

Date: February 15, 2008	By:	/s/ Peter Giallorenzo
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